Form 10-K
period 1993-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 1994-03-31
CIK 15393

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549
                              FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1993
- -----------------------------------------------------
                      					or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ___________________ to _________________________

Commission file Number 2-28286
- --------------------------------------------------------
The Bureau of National Affairs, Inc.
- -------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

           Delaware                                               53-0040540
- ----------------------------------                           ------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

1231 25th St., N. W., Washington, D. C.                                20037
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's Telephone Number, including Area Code              (202) 452-4200
                                                                 ---------------
Securities Registered pursuant to Section 12(b) of the Act:  None
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:Class A common stock,
                                                           $1.00 par value.

	Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ). No. ( ).

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                         ( X )

	The market value of the Class A voting stock held by non-affiliates of the registrant as of February 26, 1994 was $58,599,988 (all voting stock is owned by employees of the registrant and its subsidiaries). In determining this figure, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the


                          Page 1 of 89 Pages
beneficial owners of more than five percent of the Company's Class A common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

	The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1994 was 3,198,694 Class A common shares, 4,916,264 Class B common shares, and 442,770 Class C common shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------
	Portions of the Company's definitive Proxy Statement, filed with the SEC on March 25, 1994 are incorporated by reference into Part III of this Form 10-K.


                 The Bureau of National Affairs, Inc.
                         INDEX TO FORM 10-K
             For the fiscal year ended December 31, 1993


                                                                        Page No.
                                                                        --------
                              PART I.
Item 1.        Business..............................................    3-14
Item 2.        Properties............................................     15
Item 3.        Legal Proceedings.....................................     16
Item 4.        Submission of Matters to a Vote of Security Holders...     16
Item X.        Executive Officers of the Registrant..................   17-18

                             PART II.
Item 5.        Market for the Registrant's Common Stock and Related
                 Security Holder Matters.............................     19
Item 6.        Selected Financial Data...............................     20
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................   21-24
Item 8.        Financial Statements and Supplementary Data...........   25-53
Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.................     54

                             PART III.
Item 10.       Directors and Executive Officers of Registrant........     54
Item 11.       Executive Compensation................................     54
Item 12.       Security Ownership of Beneficial Owners and
                 Management..........................................     54
Item 13.       Certain Relationships and Related Transactions........     54

                             PART IV.
Item 14.       Exhibits, Financial Statement Schedules, and
                 Report on Form 8-K..................................   55-56

SIGNATURES...........................................................     57

EXHIBIT INDEX........................................................     58

                              PART I
                              ------
ITEM 1.  Business
       	 --------
General Development of Business and Narrative Description of Business
- ---------------------------------------------------------------------

Business of BNA and Subsidiaries
- --------------------------------
The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized business, legislative, judicial, and regulatory information services. BNA was founded in 1929, and was incorporated in its present form as an employee owned company in 1947. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and its publishing subsidiaries, Tax Management Inc. and Pike & Fischer, Inc., are engaged in providing labor, legal, economic, tax, health care and other regulatory information to business, professional, and academic users.
They prepare, publish, and market looseleaf subscription information services in print and compact disc formats, books, pamphlets, and research reports.

Sales are made principally in the United States through field sales personnel who are supported by direct mail, space advertising, and telemarketing. Customers include lawyers, accountants, business executives, human resource professionals, health care administrative professionals, labor unions, trade associations, educational institutions, government agencies, and libraries in the United States and throughout the world.

The BNA Electronic Media Division develops online databases and other electronic products from BNA services and other information, creates original electronic databases, and engages in research and development for electronic delivery of BNA information. These products are marketed through online database vendors such as Mead Data Central, West Publishing Company, Dialog, Cambridge Information Group, and others.

BNA Software, a division of Tax Management Inc., develops, produces, and markets tax and financial planning software for use on personal computers. Sales are made to accountants, lawyers, tax and financial planners, and others. The products are marketed through direct mail, space advertising, and BNA field sales representatives.

BNA International Inc. is the company's agent for sale of its domestic services in the United Kingdom, Europe, Africa, and Asia, and also engages in independent publishing activity, including adaptation of the company's domestic products for sales abroad.

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and technology in printing information products for publishers, trade associations, professional societies, other non-profit organizations, financial institutions and governmental organizations. Approximately 65 percent of its business is derived from the BNA publishing companies.
                                   3

BNA Communications Inc. (BNAC) is engaged in the business of producing, publishing, and marketing programs for training in the Equal Employment Opportunity and safety and health related fields. The programs promote awareness, compliance, prevention, and training for managers and employees in industry and government, using audio visual and printed materials.

Item 1         General Development of Business and Narrative Description
       	       ---------------------------------------------------------
               of Business     (Continued)
               ---------------------------
Review of Operations

BNA's results for 1993 reflect the company's decision to bring to market as quickly as possible a new line of CD-ROM products to meet a growing demand for information in this exciting format and to protect its circulation base from aggressive new competition. The strategy carried a high price tag, but the enthusiastic response to the company's first CD-ROM offerings confirms the validity of the decision.

The first CD-ROM product, TAX MANAGEMENT PORTFOLIOS PLUS, was launched late in 1992. It was followed in June of 1993 with BNA'S ENVIRONMENTAL LIBRARY ON CD-ROM. BNA'S HUMAN RESOURCES LIBRARY ON CD-ROM was introduced in September, and BNA's COMPENSATION & BENEFITS LIBRARY and TAX MANAGEMETN'S TAX PRACTICE SERIES ON CD-ROM came to market as the year drew to a close. Together these five products accounted for sales of over $10 million in 1993.

The increasing importance of CD-ROM and other electronic products has made replacement of the company's aging editorial/production systems a high priority, and this, too, was begun in 1993. The present systems were designed for print. Their use to create electronic product is costly, slow, and cumbersome.

A strong performance by the corporate investment portfolios, a banner year for BNA Software, the absence of ETSI losses, and a substantial reduction in the losses of other operations more than offset major expenses for new products, systems, and technology by the parent company, and consolidated net income rose to $11.3 million in 1993, a gain of 19.5 percent from comparable earnings of the previous year.

Investment income increased by 40 percent to $6.2 million for the year. Realization of nearly $2 million in securities capital gains, which had resulted from declining market interest rates, was a major portion of the increase and is unlikely to be repeated in 1994.

Despite higher cash outlays for capital expenditures, loan repayments, and repurchases of treasury shares, cash and investments increased by $10 million. With year-end cash and investment balances totalling $85 million, BNA's liquidity and financial reserves remain strong relative to the company's obligations.

Expenses for 1993 included a charge of $4 million for post-retirement health care benefits. This charge is the result of a new accounting rule (SFAS 106) adopted in 1992. It is expected to increase with medical cost inflation and growth in employment rolls.

Turnover in the ranks of management during the year demonstrated once again that the company has a depth of talent to match its financial strength. Vacant positions were filled from within and the business, including all of the sweeping new initiatives undertaken, advanced without missing a beat.

The year saw a continued growth in total circulation units, although some of the CD-ROM sales resulted in cancellations of print services. It is not yet clear how much of an effect electronic alternatives will have on print circulation. The 1994 print renewal cycle should provide some enlightenment.

Consolidated revenues exceeded $200 million for the first time in the company's history. Revenue gains were achieved by the parent company and by all of its publishing subsidiaries.

A REVIEW OF 1993 OPERATIONS OF THE PARENT COMPANY AND EACH SUBSIDIARY FOLLOWS:


THE BUREAU OF NATIONAL AFFAIRS, INC.

Parent company revenues of $141 million in 1993 were 6.2 percent higher than in the previous year. Subscription service revenue was up by 6.9 percent. The Electronic Media Division also reported a year-to-year gain. Revenues were lower for the Book Division and for BNA PLUS.

Much was accomplished during the year. Ten new services, including the parent company's first three CD-ROMs, were launched; two well-established older services, BNA POLICY AND PRACTICE SERIES and LABOR RELATIONS REPORTER, were extensively revised to reflect the current state of the law and to accommodate new material; substantial progress was made on the company's new business system to become operational in 1994; and work began in earnest on a new publishing system following a thorough study of the company's present and future needs and the available outside resources to meet these needs.

New subscription sales of BNA and Tax Management services rose by 25 percent from the previous year to a record $29.3 million. BNA'S ENVIRONMENTAL LIBRARY ON CD-ROM, introduced in June, was the leading product of the year with sales of $3.5 million. The HUMAN RESOURCES LIBRARY ON CD-ROM, a fall launch, was second among top-sellers for the parent company, followed by LABOR RELATIONS REPORTER with its new AMERICANS WITH DISABILITIES CASES section and completely revised WAGE HOUR MANUAL.

A major capital expenditure was made mid-year to equip the field sales force with laptop computers and CD-ROM drives so that representatives could effectively demonstrate the company's new line of electronic products. Sales & Marketing and Information Systems combined expertise and conducted intensive training programs throughout the country. Representatives embraced the new technology with astonishing speed and the results speak for themselves.

The leading new print product of the year was HEALTH CARE POLICY REPORT, flagship of the new Health Care Services Division. The division acquitted itself well in its first full year of operations with sales of $1.6 million. It ended the year with three successful products and a fourth scheduled for launch in the first quarter of 1994.

HEALTH CARE ELECTRONIC DATA REPORT was merged with its sister new product, HEALTH CARE POLICY REPORT, within a few months when initial sales fell short of pre-launch projections. The aggressive new product development program called for in the company's current strategic plan requires a close monitoring of performance and prompt action where a product fails to meet its circulation goals and shows little promise of achieving profitability in a reasonable period of time.

Three services were terminated in the course of 1993 and subscribers were offered alternative, related services in their stead. A fourth service, BNA'S EASTERN EUROPE REPORT, was transferred to BNA International, where its chances for success are enhanced by a lower cost structure and more targeted foreign marketing. A fifth, BNA'S NATIONAL ENVIRONMENT WATCH, was given a new name and charter to appeal to a more promising market segment. It has become BNA'S ENVIRONMENT COMPLIANCE BULLETIN and is the company's first product with state-specific inserts produced by the editors through a desktop publishing system.

Efforts to raise BNA's already high level of customer satisfaction remained a priority in an atmosphere of rapidly evolving needs and increasing competitive pressure. The Customer Satisfaction Committee appointed in 1992 worked effectively to heighten company-wide awareness of customer concerns and made significant progress on recommendations in the Customer Satisfaction Audit Report.

Customer-oriented initiatives resulted in a better system for collecting and responding to subscriber comments, expanded service hours, and enhanced subscription retention efforts. The need for complete and accurate information about customers remained prominent in the design of the company's new business information system.

BNA PLUS

BNA PLUS, the company's highly regarded subscriber support arm, stepped up to new challenges presented by the addition of CD-ROM products to BNA's already formidable range of information services. Working in close partnership with the newly formed technical support group in the Information Systems Division, PLUS personnel helped to educate both subscribers and sales representatives as each new disk product appeared. More than 100,000 calls were handled in 1993, representing a 20 percent increase over the previous year.

The three PLUS business units (documents, compilations, and custom research) produced revenues of $1.7 million in 1993. The combined revenue of the documents and compilations units, $1.4 million, increased 16.8 percent over 1992. Custom research revenue dropped from year-to-year as a result of a decision to convert custom environmental regulation monitoring to subscription services sold by the field sales force.

ELECTRONIC MEDIA DIVISION

The Electronic Media Division achieved record online revenues and profits in 1993. Revenues of $2.9 million were 7 percent greater than 1992, and operating profit was $509,000, an 18 percent increase.

The Division also explored products for emerging media other than traditional online and CD-ROM, with the objective of preserving BNA's competitive position in the rapidly changing electronic environment.

EMD ended the year with 292 products on seven online systems, including a new distributor, Legi-Slate. Electronic-only daily updating services were added to Legi-Slate, a subsidiary of the Washington Post Company, at mid-year. Two new online dailies, BNA's CORPORATE COUNSEL DAILY and BNA'S EMPLOYMENT POLICY & LAW DAILY, were introduced on Lexis, Westlaw, and Dialog.


Other new electronic products launched in 1993 included: AMERICANS WITH DISABILITIES CASES on Lexis, Westlaw and the Human Resource Information Network
(HRIN); HEALTH CARE PLOICY REPORT and MEDICARE REPORT on Lexis and HRIN; and HEALTH LAW REPORTER and DAILY ENVIRONMENT REPORT on Lexis. DAILY LABOR REPORT and UNITED STATES LAW WEEK were relaunched in a standardized coding format, while UNITED STATES LAW WEEK Section 4 -- Supreme Court Opinions -- was added to Lexis and Westlaw. EMD also worked very closely with Westlaw, which had keyed the 45-year electronic archive of U.S. PATENTS QUARTERLY, to bring that archive to BNA for use as a proprietary CD-ROM product.

Through the newly created BNA Ventures, the management and staff of EMD participated in evaluating the array of joint venture, alliance, and acquisition opportunities created by the new electronic era. Through BNA Ventures, the best of these possibilities will be appropriately evaluated and pursued.

BNA BOOKS

With $4.4 million in revenues in 1993, the BNA Book Division nearly equalled its record-setting $4.5 million in 1992, a year that saw the publication of the third edition of DEVELOPING LABOR LAW. By mid-1993, cumulative sales of DEVELOPING LABOR LAW topped $1 million with 5,500 units sold. The Division reduced its operating loss to $166,000 in 1993, a 32 percent improvement from the previous year.

One half of the Division's new products in 1993 were authored by BNA or former BNA employees. Four such products -- BNA'S DIRECTORY OF U.S. LABOR ORGANIZATIONS, BNA'S STATE ADMINISTRATIVE CODES AND REGISTERS DIRECTORY, BNA'S STATE AND FEDERAL COURT DIRECTORY, and CODES OF PROFESSIONAL RESPONSIBILITY -- won national recognition in LEGAL INFORMATION ALERT'S survey of the 50 most useful reference sources for law librarians.

SUPREME COURT PRACTICE, 7TH EDITION, was released in 1993. The treatise, considered the "bible" in the field, has been published by BNA since 1950. ENVIRONMENTAL TAX HANDBOOK was produced with Tax Management Inc., and readily met with critical and commercial success. Also, the Division reached agreement with the ABA Section on Labor and Employment Law to incorporate sections of EMPLOYEE BENEFITS LAW into a new BNA CD-ROM product.

The Division added to its successful Fact Sheet product line with new products on flexible spending accounts, COBRA, and the Americans with Disabilities Act. All fact sheets, including 1992's highly successful fact sheet on preventing sexual harassment, exceeded budget expectations.

New technology continued to translate into immediate cost savings on the production side of the business. Approximately one quarter of the Division's titles employed desktop publishing technology in 1993, saving up to two-thirds of the average expense for traditional composition methods.

By mid-year, it was clear, however, that the ambitious growth plan set out for the Book Division in 1989 needed to be modified. The Division managers met throughout the budgeting process and put together an entirely new plan for 1994
- -1996, which calls for more immediate profitability along with lower revenue growth expectations.

Even greater use of BNA editorial talent and materials is contemplated under the new plan. The Division will take advantage of the company's new technologies to produce more spinoff book products and will seek to contribute more materials to CD-ROM efforts. Also, the Division will emphasize renewable products and regular supplementation in its new product development efforts. These strategies should hold the Division in good stead for the future.

TAX MANAGEMENT INC.

Tax Management had another record-breaking year with 1993 revenues of $38.2 million for services and BNA Software. Net income of $5.1 million made it the most profitable year ever, and the parent company was paid a $3.6 million dividend.

Tax Management print and CD-ROM new service sales of $6 million exceeded 1992 sales by 53 percent. TAX PRACTICE SERIES ON CD-ROM, launched in September, was an immediate sales success, and TAX MANAGEMENT PORTFOLIOS PLUS, launched in the fall of 1992, continued to gain circulation.

CD-ROM subscribers benefitted from the addition of the Internal Revenue Code, Treasury Regulations, and IRS publications, as well as IRS Forms and additional finding tools. Providing this public domain information, licensed from other vendors, increases the value of the CD-ROM services and compliments the unique benefits of Tax Management proprietary information. To accommodate market preferences, the portfolios are available in either CCH ACCESS or Folio versions.

During the year, Tax Management published the equivalent of 50 new or revised portfolios, including major coverage of mergers and acquisitions, the foreign tax credit, and partnership transactions. Coverage of the 1993 tax act was unprecedented with TAX WEEKLY REPORT providing section-by-section explanations at each stage in the legislative process. Although the act affected more than 140 portfolios and 130 TAX PRACTICE SERIES chapters, updating was completed in record time.

New marketing initiatives in advertising, mail promotion, and client relations also achieved outstanding results. The client relations and training unit built stronger subscriber allegiance through telephone interviews and training, while also generating sales leads for field follow-up that resulted in $275,000 in firm sales.

Product Specialists also contributed to the on-going training of representatives and provided valuable information to marketing and editorial operations for product development and enhancement.

BNA SOFTWARE

1993 was the most financially successful year in the history of BNA Software. Total revenues grew by 11.4 percent over the previous year, reaching $8.5 million, and the division's operating profit rose to $1.9 million, which was
21.8 percent of revenues.

BNA Software capitalized on the uncertainty surrounding new tax legislation with the release of a special version of the BNA INCOME TAX SPREADSHEET incorporating the Clinton tax proposals. This pre-enactment release generated many new sales and a great deal of goodwill.

BNA Software's rapid release of updates incorporating the new law as well as an aggressive customer retention program led to improved renewal rates and higher than expected year-end circulation.

The major revenue-producing products for the software division continue to be the BNA INCOME TAX SPREADSHEET, the BNA ESTATE TAX SPREADSHEET, and the BNA FIXED ASSET MANAGEMENT SYSTEM.

PIKE & FISCHER, INC.

Pike & Fischer's net income rose to $776,000 in 1993, exceeding 1992 earnings by more than 24 percent. As a result, it was possible to pay the parent company a $600,000 dividend for 1993, $100,000 more than in any previous year.

At $4.7 million, 1993 operating revenues were the highest in the company's 54-year history. While unfavorable economic conditions in the fertilizer industry resulted in a decline in revenues from the Green Markets product group, this shortfall was more than offset by increases in revenues from other Pike & Fischer publications and from editorial services contracts. Overall, operating revenues were 4 percent higher than in 1992.

Although revenues moved up only slightly, careful cost management resulted in an 18 percent rise in operating profit. Operating profit exceeded $1 million for the first time, even though the company recorded more than $390,000 in non-cash amortization expenses, mostly related to the 1991 Green Markets purchase.

Management's principal focus in 1993 was on improving the quality of existing publications. The most ambitious project begun in 1993 was a reengineering of Pike & Fischer's flagship telecommunications publication, RADIO REGULATION. The service's 32-year-old digest classification system was thoroughly re-examined and refined and more than 2,000 pages of reclassified digests were sent to subscribers. Subscribers also received the new DESK GUIDE TO COMMUNICATIONS LAW RESEARCH, a 400-page paperbound collection of the most important tables and indexes from fifteen volumes of the basic Radio service. Plans for a Third Series were formulated and are being refined in discussions with the Radio Advisory Board, which was established in the fall of 1992. Finally, work was started on adding a CD-ROM component to the service, for release in the first quarter of 1994.

Other enhancements to existing products included the introduction of an electronic mail edition of the Green Markets newsletter to permit the publication to compete better in international markets, where fast, inexpensive delivery is essential. A GREEN MARKETS ELECTRONIC ARCHIVE containing the full text of all articles published in 1992 and 1993 made its debut at the end of the year.

In addition, ADLAW BULLETIN, a newsletter designed to accompany Pike & Fischer's administrative law service and to be sold separately, was developed and launched. Pike & Fischer also produced its first electronic publication for both Windows and DOS, CABLE TV RULES ON DISK.


BNA INTERNATIONAL INC.

BNA International continued to reap the rewards of its restructuring and dramatically reduced the losses of previous years. The subsidiary company's after-tax loss dropped to $57,000 for 1993, compared to a loss of $535,000 in the prior year.

BNAI service revenues grew to $2 million, partly as a result of acquiring BNA'S EASTERN EUROPE REPORT mid-year, but also from circulation gains for all BNAI services. Foreign sales of parent company products were marginally ahead of 1992. Demand for BNA's environmental and intellectual property services remained strong in most markets, and interest in tax and environment CD-ROM products began to grow as this technology became more widely available internationally.

The drive to reduce costs and improve efficiency continued, and considerable savings were made in the editorial, production and marketing departments. BNAI relocated to new, less costly, and more functional offices in September, 1993.

Although there were no new product introductions in 1993, a number of significant changes were made to existing BNAI services to improve their performance in 1994. Plans were developed to exploit an expanded market by replacing FOREIGN INVESTMENT IN THE U.S. with DIRECT INVESTMENT IN NORTH AMERICA, a more broadly focused service covering developments in the United States, Canada, and Mexico following adoption of the North American Free Trade Agreement (NAFTA). Also, a survey of WORLD PHARMACEUTICALS REPORT subscribers resulted in revisions to the format of that service, and both TAX PLANNING INTERNATIONAL and WORLD INTELLECTUAL PROPERTY REPORT were re-designed to increase their utility.

Research was also carried out on the potential for a new service to be sold only outside the U.S. A positive response led to the decision to publish U.S. BUSINESS LAW REPORT in February, 1994. The new service will rely on existing BNA domestic products for source material and will be edited specifically for an international audience. The service will have the additional benefit of making BNA better known in the international markets.

With its stronger financial position, BNAI is now actively turning its attention to growth. The year 1994 will be when the company completes its turnaround and identifies the new products that will generate increased revenues and profits from international markets in the future. The company's 1994 budget calls for a breakeven performance.

BNA COMMUNICATIONS, INC.

BNAC achieved the second highest revenue level in its history in 1993 despite a very difficult year in the training media industry. Revenues of $5.6 million from the sale of all video-based training products were 2.3 percent lower than the company record set in 1992.

Results across product lines were mixed. Revenue from the company's human resources group of products increased by 4.7 percent while revenue from the safety product line dropped by 21.2 percent. While cost saving measures were instituted to help overcome the lower revenue, the company recorded a loss of $53,000 for 1993, compared to a profit in 1992 before the cumulative effects of accounting changes.

The company strived aggressively to maintain and strengthen its dominant position in the EEO/AA and workforce diversity training arena. Revenue from this product line increased by nearly 5 percent in 1993 and has grown by 90 percent over the last five years. Two major new products, MYTHS VS. FACTS and A WINNING BALANCE, were released in this product line. Both have been embraced by the market and have solidified BNAC's leadership position in fair employment practice/diversity training. With the several new human resource products scheduled for release in the first half of 1994, there is every reason to expect continued growth.

The decline in the company's safety program sales was attributable to a lack of regulatory activity, a difficult economy, and increased competition. Late in 1993, BNAC made a number of changes designed to reestablish its place in the safety training market. Among those changes are a newly created safety sales group, a segmented marketing program, including a separate SAFETY COMMUNICATOR newsletter, and the creation of a subscription-based, renewable safety product called SAFETY TRAINING SUBSCRIPTION PROGRAM.

With its new product releases on schedule and the focus on the company's safety business that will result from a separate sales and marketing activity, BNAC is optimistic that 1994 will be a growth year -- just as five of the past six years have been.

THE McARDLE PRINTING CO., INC.

The McArdle Printing Company continued to operate in a commercial printing market that remained sluggish and highly competitive throughout 1993. However, both revenues and net earnings were slightly higher than in the preceding year.

Operating revenues were $22.5 million, a gain of 1.3 percent from the previous year. Net income increased 1 percent to $682,000 and the subsidiary paid a $300,000 dividend to the Parent Company.

BNA continued to be McArdle's largest customer in 1993. From the time the two were established as independent companies in 1947, the printing, binding and mailing of BNA publications has been McArdle's largest single source of revenue. Including a large increase in Tax Management printing produced at McArdle, BNA publications accounted for 65 percent of McArdle's operating revenue for the year.

McArdle's top priority continues to be increasing revenues and fully utilizing the operating capacity it has established. A comprehensive and aggressive marketing program, combined with continuous training of the sales staff are leading efforts to accomplish this goal.

During the latter part of 1993,  McArdle instituted a Total Quality Management
(TQM) program at the company. McArdle management is convinced that the implementation and maintenance of this program will increase quality, productivity, customer satisfaction, and employee satisfaction, on a continuous and lasting basis.

McArdle's desktop printing operation was complemented by the recent addition of a Linotron Imagesetter and a DuPont black and white scanner. This new equipment further enhances the quality and productivity in both McArdle's communications and prepress operations.

With the newly implemented TQM program and the further expansion of the communication system, desktop publishing, and prepress capabilities, McArdle is well positioned to meet BNA's present and future printing needs and to compete successfully in the commercial market by offering competitively priced, high quality, and on-time printing services.

BNA WASHINGTON INC.

BNA Washington's building and office renovation activity was heavier in 1993 than in the previous year. The major project was the reconfiguration and renovation of office space and base building upgrades required by safety and ADA compliances regulations at the company's Rockville, Maryland, facility.

Many smaller relocation and office redesign projects were accomplished at BNA's downtown facilities. The projects were initiated to meet BNA's growth and operational restructuring activity and varied in size and scope. All in all, some 21 projects were undertaken and involved approximately 500 employees and 81,000 square feet of office space.

BNAW successfully negotiated a contract with Caldor Corporation for the sale of the Silver Spring, Maryland, site of McArdle Printing Company's former plant, which was demolished during the summer. Settlement is contingent upon Caldor's obtaining appropriate building permits from Montgomery County for a department store and adjacent parking facilities. It is expected that Caldor will get the permits and that the sale will be concluded in late 1994 or early 1995.

A long term strategic facility plan was initiated by BNAW in the latter part of the year. The objective of the plan is to evaluate BNA's long-term growth needs and to determine what options are available to meet these needs. The plan is scheduled to be completed by the end of June, 1994.

BNAW's 1993 operating revenues included $1.8 million from outside tenants.

                              				PART I
                              				------

Item 1.        Business
       	       --------
General Development of Business and Narrative Description of Business  Cont.
- ----------------------------------------------------------------------------
The Bureau of National Affairs, Inc. ("BNA" or the "Company") operates primarily in the business information publishing industry. Operations consist of the production and marketing of information products in print and electronic form, and outside printing services. Activities in other industry segments are less than 10 percent of total revenue.

As a response to customer demand, advances in technology, and competition, the Company has recently increased its efforts to publish information in the CD-ROM format. CD-ROM's allow the economical addition of value-added features such as searching capabilities and additional information content.

Competition in the business information industry continues to intensify and some competitors are larger and have greater resources than BNA. The Company has invested in sales aids to help its sales force demonstrate the CD-ROM products to customers. Additionally, the Company has embarked on a plan to redesign its publishing system to more effectively produce information for electronic or print delivery. This process is expected to be developed over several years.

The number of employees of BNA and its subsidiaries was 1,796 at December 31, 1993.

			                           	PART I
                           				------

Item 2.        Properties
       	       ----------

BNA Washington Inc. owns and manages the buildings presently used by BNA and some of its Washington area subsidiaries. Principal operations are conducted in three adjacent buildings at 1227-1231 25th Street, NW, Washington, D.C. The office building at 1227 25th Street is being used primarily by BNA and also for commercial leasing. BNA also leases office space at 1250 23rd Street, NW, Washington, D.C.

BNA's Circulation Department and BNA Communications Inc. operate in an owned facility at 9435 Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 4600 East-West Highway, Bethesda, Maryland. BNA International Inc. conducts its operations from leased offices at Heron House, 10 Dean Farrar Street, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland. Property at the former printing site in Silver Spring, Maryland is being held for investment.

                         				PART I
                         				------


Item 3.        Legal Proceedings
       	       -----------------
The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4.        Submission of Matters to a Vote of Security Holders
      	       ---------------------------------------------------
On October 6, 1993, a consent solicitation was sent to all Class A and Class B shareholders. The solicitation sought shareholders' consent to increase the authorized shares of Class B common stock by 500,000 shares, and decrease the authorized shares of Class A common stock by 500,000 shares. BNA stockholders have consented to the adoption of the amendment.

As of October 29, the holders of 2,671,148 shares of Class A common stock had returned their consent forms. Of these, 2,632,673, or 79%, consented to the proposal, 31,232, or 1%, withheld consent, and 7,243, or .22%, abstained. Holders of 3,979,730 shares of Class B common stock had returned their consent forms as of October 29. Of these, 3,978,645, or 84%, consented to the proposal, 1,085, or .02%, withheld consent, and 0, or 0%, abstained.

Under the laws of the State of Delaware, in which BNA is incorporated, and under BNA's Certificate of Incorporation, the affirmative consents of a majority of the 3,349,054.40 outstanding shares of Class A stock, or 1,708,018 shares, and the affirmative consents of a majority of the 4,762,546 outstanding shares of Class B stock, or 2,428,898 were required to adopt the proposed amendment.

                              				PART I
                              				------

Item X.                   EXECUTIVE OFFICERS OF THE REGISTRANT
                     			  ------------------------------------
The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 1993. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

	Name                 Age      Present position and prior experience
	----                 ---      -------------------------------------
William A. Beltz       64      President and Chief Executive Officer
                                 Elected president and editor-in-chief in
                    				         1979 and chief executive officer in 1980.
                    				         Joined BNA in 1956.

John P. Boylan, Jr.   54       Vice President for Administration
                       				      Elected to present position in 1986.
                       				      Previously was corporate manager of data
                       				      processing from 1975 to 1986.  Joined BNA
                       				      in 1974 after employment at Fisher-Stevens,
                       				      Inc. (a former BNA subsidiary) since 1962.

Robert Brooks         44       Vice President and Director of Sales and
                        				     Marketing.  Elected to present position in
                        				     1991.  Previously General Manager of BNA
                        				     Software since 1984.  Joined BNA in 1974.

Kathleen D. Gill      47       Vice President and Executive Editor
                        				     Elected to vice president and executive
                        				     editor in 1993.  Previously was associate
                        				     editor for business and human resources
                        				     services since 1987.  Joined BNA in 1970.

John E. Jenc          51       Treasurer
                        				     Elected to present position in 1990.
                        				     Joined BNA as Controller in 1981.

George J. Korphage    47       Vice President and Chief Financial Officer
                        				     Elected vice president in 1988 and chief
                        				     financial officer in 1989.  Previously was
                        				     manager of financial planning and analysis
                        				     since 1985.  Joined BNA in 1972.

John V. Schappi       64       Vice President for Human Resources
                        				     Elected to present position in 1987.
                        				     Previously was associate editor for labor
                        				     services since 1972.  Joined BNA in 1955.

                       				     (Continued)

Item X.        EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)
       	       ------------------------------------

	Name              Age      Present position and prior experience
	----              ---      -------------------------------------
John D. Stewart    78       Chairman of the Board
                     				     Served as Chairman of the Board since 1970.
                     				     Previously was president and editor-in-
                     				     chief from 1964 to 1979, and chief
                     				     executive officer from 1979 to 1980.
                     				     Joined BNA in 1939.


Paul N. Wojcik     45       Vice President, General Counsel, and
                       			    Corporate Secretary
                     				     Elected vice president and general counsel
                     				     in 1988 and corporate secretary in 1989.
                     				     Previously was corporate counsel and
                     				     assistant corporate secretary from 1984 to
                     				     1988.  Joined BNA in 1972.

                               				PART II
                               				-------
Item 5.        Market for the Registrant's Common Stock and Related Security
	              -------------------------------------------------------------
 	             Holder Matters
       	       --------------
Market Information, Holders, and Dividends
- ------------------------------------------
There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market in which Class
A stock can be bought and sold.

The Board of Directors establishes semi-annually the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class
A stock. Dividends have been paid continuously for 44 years, and they are expected to continue.

As of March 1, 1994, there were 1,354 Class A shareholders, 204 Class B shareholders, and 48 Class C shareholders. The company repurchased 87,000 shares of Class B stock from retired employees or their estates in the 12 months ending March 1, 1994.

Established stock price and dividends declared during 1993 and 1992 were as follows:

   Stock Price
      	January 1, 1992 - March 21, 1992          $17.00
      	March 22, 1992 - March 27, 1993            17.50
      	March 28, 1993 - September 25, 1993        19.50
      	September 26, 1993 - December 31, 1993     20.50

   Dividends Declared
     	 March 21, 1992                            $  .42
      	September 19,1992                            .42
      	March 27, 1993                               .45
      	September 25, 1993                           .45

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                         				PART II
                         				-------
Item 6.        Selected Financial Data
       	       -----------------------

            			     THE BUREAU OF NATIONAL AFFAIRS, INC.
     		   CONSOLIDATED OPERATING AND FINANCIAL SUMMARY:  1993-1989
     		     (Dollar amounts in thousands, except per share data)
                                            						      1993       1992       1991       1990     1989
- ----------------------------------------------------------------------------------------------------------
Operating Revenues                                    $200,818   $193,036   $181,347   $175,447  $163,377
Operating Expenses                                     191,144    182,959    171,622    162,735   148,470
- ----------------------------------------------------------------------------------------------------------
Operating Profit                                         9,674     10,077      9,725     12,712    14,907
Non-operating Income (Expense):
  Investment Income                                      6,190      4,411      3,941      4,534     4,105
  Interest Expense                                        (431)      (503)      (917)    (1,101)   (1,215)
  Other Income (Expense), Net                              303       (850)       (55)     1,924      (850)
- ----------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Income Taxes
  and Cumulative Effects of Accounting Changes          15,736     13,135     12,694     18,069    16,947
Income Taxes                                             4,482      3,718      4,092      6,428     6,686
- ----------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before
  Cumulative Effects of Accounting Changes              11,254      9,417      8,602     11,641    10,261
Cumulative Effects of Accounting Changes (a)               --     (19,482)       --         --        --
- ----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                      $11,254   ($10,065)    $8,602    $11,641   $10,261
- ----------------------------------------------============================================================
Profit Ratios (b):
  % of Operating Revenues                                  5.6        4.9        4.7        6.6       6.3
  % of Stockholders' Equity                               21.4       20.2       14.0       20.0      19.7
- ----------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share From:
  Continuing Operations                                  $1.32      $1.11      $1.03      $1.40     $1.25
  Discontinued Operations                                  --         --         --         --        --
  Cumulative Effects of Accounting Changes                 --       (2.30)       --         --        --
Total Earnings (Loss) Per Share                          $1.32      (1.19)      1.03       1.40      1.25
Dividends Per Share                                       0.90        .84        .82        .80       .72
- ----------------------------------------------============================================================
Balance Sheet Data:
  Total Assets                                        $251,517   $229,035   $192,592   $185,213  $175,086
  Long-Term Debt                                         1,332      1,534      5,721      8,892    11,180
- ------------------------------------------------==========================================================
Employee Data:
  Number of Employees                                    1,796      1,718      1,797      1,773     1,693
  Total Employment Costs                              $111,443   $104,345    $95,287    $88,259   $77,179
- ------------------------------------------------==========================================================
Stockholders' Data at Year-End:
  Book Value Per Share                                   $6.14      $5.47      $7.34      $7.01     $6.35
Number of Stockholders                                   1,568      1,577      1,523      1,466     1,359
  Common Shares Outstanding (In thousands)               8,553      8,521      8,394      8,294     8,208
- ----------------------------------------------============================================================
    a
(a) Includes the cumulative effects of the changes in accounting for other postretirement benefits and for income taxes.
    b
(b) Based on net income excluding the cumulative effects of accounting changes.

                             					     PART II
                             					     -------

Item 7.        Management's Discussion and Analysis of Financial Condition and
	              ---------------------------------------------------------------
       	       Results of Operations
       	       ---------------------
1993 vs. 1992 - Consolidated

Consolidated revenues of $201 million were up 4 percent from the prior year's $193 million. Excluding the cumulative effects of accounting changes recorded in 1992, consolidated net income for 1993 increased 19.5 percent to $11.3 million. This increase in comparable earnings was primarily the result of higher non-operating income, as operating profit showed a slight decline.

Services (print and CD subscriptions and online products) accounted for all of the revenue increase as non-service revenues (software, outside printing, training media, books, and others) declined slightly. Service revenues amounted to 85.2 percent of consolidated revenues in 1993 and 84.6 percent in 1992, and increased 4.9 percent on higher prices and new print and CD product sales. Some of the CD sales replaced print products, but since CD products have more value-added features, they afford an opportunity for higher pricing than their print counterparts. Accordingly, while total service circulation increased only 1 percent, the annual subscription file dollar value, a more current measure of total subscription service business, increased 7.7 percent during 1993. The increase in service revenues was negatively affected by the absence of ETSI, the online network division which was sold in December, 1992. ETSI recorded revenues of $2,681,000 in 1992 and $2,472,000 in 1991. Non-service revenues amounted to $29.6 million, and declined .6 percent as higher software division sales were offset by lower sales for books, information-on-demand, training media, and printing sales to outside customers.

Operating expenses increased 4.5 percent in 1993. The expense increase was mainly due to eleven new services developed and launched in 1993, including four in CD format, and higher systems development costs. Product development expenses increased 16.9 percent to $5.3 million, reflecting increased CD and print service development efforts. Operating expenses in 1993 include an identifiable $3.9 million for developing improved business and publishing systems. The overall expense increase was lessened by the absence of ETSI, which recorded operating expenses of $4,435,000 in 1992 and $4,813,000 in 1991.

Operating profit declined 4 percent from 1992. The effect on operating profit from increased product and systems development expenses was mitigated by the absence of ETSI, which had a $1.8 million operating loss in 1992, and substantial improvements in the operating results for the international business unit and the tax planning software business.

Non-operating income nearly doubled as investment income increased 40.3 percent to $6.2 million due to substantially higher gains on sales of securities and larger portfolio balances. Nearly $2 million in gains were recorded in 1993, an amount not expected to be matched in 1994. A net gain on disposal of assets in 1993 compared to a net loss in 1992 increased other net non-operating income $1.1 million.

Earnings per share were $1.32 per share compared to $1.11 per share (before cumulative effects of accounting changes) in 1992. The consolidated federal, state, and local effective income tax rate was 28.5 percent in 1993 compared to
28.3 percent in 1992. A significant non-recurring item lowered the effective income tax rate in each year. In 1993, the effective rate was reduced 2 percent by the effect of the federal income tax rate change on net deferred tax assets.

                                                              (Continued)
                                   21

In 1992, the effective rate was reduced 2.4 percent by a one-time realization of previously non-deductible expenses.

The 1993 operating results reflect a substantial investment in developing and launching new products and in developing improved publishing and business systems. The Company is undertaking these efforts in response to customers' demand for information in an electronic format and to make operations more efficient. The development effort is ongoing and will negatively affect operating results, but management believes these expenditures are necessary to protect and enhance the Company's long-term value.

Effective no later than 1994, the Company must account for the cost of providing continuing compensation and health care benefits for former employees in accordance with Statement of Financial Accounting Standards (SFAS) 112-- Employers' Accounting for Postemployment Benefits. The effect of adopting the new accounting standard has not been computed, but it is not expected to materially affect the financial position of the Company.

1992 vs. 1991 - Consolidated

Results for 1992 were negatively impacted by the new accounting standards adopted during the fourth quarter. Consolidated net income before the cumulative effects of the accounting changes was $9.4 million, compared to $8.6 million in 1991, an increase of 9.5 percent. As discussed in Notes 5 and 8 to the consolidated financial statements, the Company adopted SFAS 106,--Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS 109-- Accounting for Income Taxes retroactive to January 1, 1992. The cumulative effect of these accounting changes was a net expense of $19.5 million. Annual operating expenses for 1992 also included an additional $4.3 million as a result of adopting SFAS 106. Consolidated net loss for 1992 was $10.1 million.

Consolidated revenues of $193 million in 1992 increased 6.4 percent from $181.3 million in 1991. Service revenues amounted to 84.6 percent of total revenues in 1992 and 84.2 percent in 1991. Service revenues increased 6.9 percent in 1992 on higher prices and increased circulation. Seven new subscription services were launched in 1992 and subscription circulation increased 3 percent. Non-service revenues amounted to $29.8 million and increased 3.8 percent over 1991.

Operating expenses increased 6.6 percent due to higher employment expenses (including accrued postretirement benefits and severance expenses), more published pages, a $1.1 million increase in identifiable product development costs, and $2 million in identifiable expenses for improved business and publishing systems. The consolidated operating profit for 1992 was $10.1 million, an increase of 3.6 percent over 1991.

Overall favorable comparisons for non-operating items added to the year-to-year increase in income before cumulative effects of accounting changes. Investment income increased due to higher average portfolio balances during the year. Interest expense decreased due to lower interest rates and lower average outstanding debt. Other income (expense) was a higher net expense in 1992 compared to 1991 due to pre-tax losses recorded on the disposals of property, equipment, and a business unit.

The consolidated federal, state, and local effective income tax rate was 28.3% in 1992 compared to 32.2% in 1991. The lower rate reflects the benefits realized for previously non-deductible expenses, and a higher level of tax-exempt investment income.

                                                              (Continued)
                                  22

Segments

The Company operates primarily in the business information publishing industry. Operations consist primarily of the production and marketing of information products in print and electronic form, and outside printing services. Activities in other industry segments provide less than ten percent of total revenues.

Deferred Tax Assets

In accordance with SFAS 109, the Company has recorded $12 million of net deferred tax assets as of year-end 1993. This amount includes $17.9 million related to the accrued postretirement benefits liability. No valuation allowance has been provided for the realization of the deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has a consistent history of profitability and taxable income, and management believes this trend will continue. Factors supporting this conclusion are consistent profitable operations, a quality reputation in the markets served by the Company, a high renewal rate for subscription products, a growing deferred revenue liability (representing payments and orders for future fulfillment), and the recent successful introduction of products using new CD and electronic delivery methods.

In the opinion of management, it is more likely than not that the existing deferred tax assets will be realized in future years, and no valuation allowance is necessary.

Financial Resources and Cash Flows

The Company maintains its financial reserves in cash and investment securities which, along with its operating cash flows, are sufficient to fund ongoing cash expenditures for operations and to support employee ownership. Cash provided from operating activities amounted to $23.5 million in 1993, $34 million in 1992, and $22.4 million in 1991. Cash flow from operations declined in 1993 due to a 5.3 percent increase in expenditures and slightly lower collections. Cash flows from operations had increased substantially in 1992 due to a one-time change in the subscription billing cycle.

Cash outlays for capital expenditures were $9.1 million in 1993, compared with $5.2 million in 1992, and $17.4 million in 1991. This included equipment purchases, office furnishings, and building improvements. Capital expenditures in 1991 also reflect major renovations of older office space and equipment purchases for the new printing facility, and $1.6 million for purchased publications. Capital expenditures, are expected to be $7 million in 1994.

Sales of capital stock to employees provided $2.8 million of equity capital in 1993. Dividends paid to shareholders amounted to $7.7 million in 1993, $7.1 million in 1992, and $6.9 million in 1991. Other 1993 financing expenditures included $3.2 million for debt principal repayments and $2.2 million for repurchases of Class B and Class C capital stock.


                                                      (Continued)
                                 23

For 1994, financing requirements include $4.2 million for scheduled debt repayment and $1.1 million for known repurchases of Class B and Class C stock.

With $85 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Should additional funding become necessary in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity which could be mortgaged. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, capital expenditures, debt repayments, and, in addition, provide funds for dividend payments and the repurchase of Class B and Class C stock tendered by shareholders.

                        				PART II
                        				-------

Item 8.        Financial Statements and Supplementary Data
      	       -------------------------------------------












                        				THE BUREAU OF NATIONAL AFFAIRS, INC.

	                         			 Consolidated Financial Statements

                         				    December 31, 1993 and 1992

                  			    (With Independent Auditors' Report Thereon)

                                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the consolidated financial statements of The Bureau of National Affairs, Inc. as listed in the accompanying index in Part IV, Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying in-dex in Part IV, Item 14(a)(2). These consolidated financial statements and fi-nancial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board (SFAS) 115 - Accounting for Certain Investments in Debt and Equity Securities, at December 31, 1993.


                                           s\ KPMG Peat Marwick
                                           --------------------


Washington, D. C.
February 22, 1994
                                       26

                                         THE BUREAU OF NATIONAL AFFAIRS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                    YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                             (In thousands of dollars)
                                                                                     Percent of
                                                                                 Operating Revenues
                                                 1993      1992      1991       1993    1992    1991
                                               ----------------------------    ----------------------
OPERATING REVENUES (Notes 1, 2, and 3)         $200,818  $193,036  $181,347    100.0%  100.0%  100.0%
                                               --------  --------  --------    ------  ------  ------
OPERATING EXPENSES (Notes 1, 2, 3, 4 and 5):
  Editorial, production, and distribution       114,648   106,103    99,472     57.1    55.0    54.9
  Selling                                        42,733    43,400    42,455     21.3    22.5    23.4
  General and administrative                     32,914    32,302    28,346     16.4    16.7    15.6
  Profit sharing                                    849     1,154     1,349       .4      .6      .7
                                               --------  --------  --------    ------  ------  ------
                                                191,144   182,959   171,622     95.2    94.8    94.6
                                               --------  --------  --------    ------  ------  ------
OPERATING PROFIT                                  9,674    10,077     9,725      4.8     5.2     5.4
                                               --------  --------  --------    ------  ------  ------
NON-OPERATING INCOME (EXPENSE):
  Investment income (Note 6)                      6,190     4,411     3,941      3.1     2.3     2.1
  Interest expense (Note 12)                       (431)     (503)     (917)    (0.2)   (0.3)   (0.5)
  Other income (expense), net (Note 7)              303      (850)      (55)      .1    (0.4)     --
                                               --------  --------  --------    ------  ------  ------
TOTAL NON-OPERATING INCOME                        6,062     3,058     2,969      3.0     1.6     1.6
                                               --------  --------  --------    ------  ------  ------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  CUMULATIVE EFFECTS OF ACCOUNTING CHANGES       15,736    13,135    12,694      7.8     6.8     7.0

PROVISION FOR INCOME TAXES (Note 8)               4,482     3,718     4,092      2.2     1.9     2.3
                                               --------  --------  --------    ------  ------  ------
INCOME BEFORE CUMULATIVE EFFECTS OF
  ACCOUNTING CHANGES                             11,254     9,417     8,602      5.6%    4.9%    4.7%
                                                                               ======  ======  ======
CUMULATIVE EFFECTS OF ACCOUNTING CHANGES:
  Other postretirement benefits, net (Note 5)       -     (21,621)        -
  Income taxes (Note 8)                             -       2,139         -
                                               --------  --------  --------
NET INCOME (LOSS)                              $ 11,254  $(10,065) $  8,602
                                               ========  ========  ========


EARNINGS (LOSS) PER SHARE (Note 14):
  Income before cumulative effects of
    accounting changes                         $   1.32  $   1.11  $   1.03
  Cumulative effects of accounting changes-
    Other postretirement benefits                   -       (2.55)       -
    Income taxes                                    -         .25        -
                                               --------  --------  --------
    NET INCOME (LOSS)                          $   1.32  $  (1.19) $   1.03
                                               ========  ========  ========

                       See accompanying notes to consolidated financial statements.

                                                     27

                                THE BUREAU OF NATIONAL AFFAIRS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1993 AND 1992
                                     (In thousands of dollars)

                                            A S S E T S
                                            -----------
                                                           1993          1992
                                                        ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents (Note 6)                    $  10,982     $  10,553
  Short-term investments (Note 6)                           8,804         6,883
  Accounts receivable (net of allowance
    for doubtful accounts of $1,376 in
    1993 and $984 in 1992)                                 41,181        34,794
  Inventories (Note 9)                                      6,975         7,280
  Prepaid expenses                                          2,289         2,608
  Deferred selling expenses (Note 3)                       24,234        18,083
                                                        ---------     ---------
       Total current assets                                94,465        80,201
                                                        ---------     ---------
MARKETABLE SECURITIES (Note 6)                             65,265        57,651
                                                        ---------     ---------
PROPERTY AND EQUIPMENT, at cost
  (Notes 4 and 12):
     Land                                                   5,176         4,933
     Buildings and improvements                            47,864        48,405
     Furniture, fixtures and equipment                     53,832        46,768
                                                        ---------     ---------
                                                          106,872       100,106
       Less - accumulated depreciation                     45,490        38,963
                                                        ---------     ---------
       Net property and equipment                          61,382        61,143
                                                        ---------     ---------
DEFERRED INCOME TAXES (NOTE 8)                             16,562        15,354
                                                        ---------     ---------
GOODWILL (Note 10)                                         10,175        10,488
                                                        ---------     ---------
OTHER ASSETS (Note 11)                                      3,668         4,198
                                                        ---------     ---------
       Total assets                                     $ 251,517     $ 229,035
                                                        =========     =========

                                                                     (Continued)

                               THE BUREAU OF NATIONAL AFFAIRS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1993 AND 1992
                                     (In thousands of dollars)

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
                                                          1993          1992
                                                        ---------     ---------
CURRENT LIABILITIES:
  Accounts payable                                      $  15,569     $  14,427
  Employee compensation and benefits payable               13,423        11,115
  Income taxes payable                                         38           143
  Deferred income taxes (Note 8)                            4,540         1,508
  Current portion of long-term debt (Note 12)               4,186         7,172
  Deferred subscription revenue (Note 3)                  107,834        99,523
                                                        ---------     ---------
       Total current liabilities                          145,590       133,888

POSTRETIREMENT BENEFITS, less current portion (Note 5)     49,162        43,991
LONG-TERM DEBT, less current portion (Note 12)              1,332         1,534
OTHER LIABILITIES                                           2,949         2,974
                                                        ---------     ---------
         Total liabilities                                199,033       182,387
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES
  (Notes 4, 13 and 14)

STOCKHOLDERS' EQUITY (Notes 6 and 14):
  Capital stock, common, $1.00 par value -
    Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                       6,479         6,479
    Class B - Nonvoting; authorized 5,300,000
      shares; issued 4,919,490 shares in 1993
      and 4,594,845 shares in 1992                          4,919         4,595
    Class C - Nonvoting; authorized 1,000,000
      shares; issued 506,336 shares                           506           506
  Additional paid-in capital                               18,423        16,298
  Retained earnings                                        36,933        33,372
  Treasury stock, at cost - 3,351,887 shares in
    1993 and 3,059,364 shares in 1992                     (16,360)      (14,496)
  Net unrealized gain (loss) on marketable securities       1,614           (67)
  Foreign currency translation adjustment                     (30)          (39)
                                                        ---------     ---------
         Total stockholders' equity                        52,484        46,648
                                                        ---------     ---------
         Total liabilities and
               stockholders' equity                     $ 251,517     $ 229,035
                                                        =========     =========

                              See accompanying notes to consolidated
                                       financial statements.

                               THE BUREAU OF NATIONAL AFFAIRS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                     (In thousands of dollars)

                                                            1993          1992           1991
                                                          ---------     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ 11,254      $(10,065)      $  8,602
  Items with different cash requirements
    than that reflected in net income-
      Cumulative effects of accounting changes                   -        19,482              -
      Deferred subscription revenue                          8,311        16,197          3,052
      Depreciation and amortization                          9,686         9,472          8,625
      Accrued postretirement benefits expense                3,900         6,600          2,573
      Provision for deferred income taxes                      701        (3,526)          (869)
      Deferred selling expenses                             (6,151)          (57)        (1,608)
      (Gain) on sales of securities                         (1,969)         (698)          (240)
      Loss on disposals of property                              8           476             55
      (Gain) loss on sales of businesses and publications     (311)          374              -
      Others                                                   385           216           (134)
  Changes in operating assets and liabilities-
      Accounts receivable                                   (6,760)       (5,444)         1,078
      Accounts payable and accrued liabilities               4,896         1,390            499
      Inventory                                                305          (758)           115
      Film production costs                                   (727)         (518)          (385)
      Other assets and liabilities - net                       (29)          828          1,046
                                                          ---------     ---------      ---------
Net cash provided from operating activities                 23,499        33,969         22,409
                                                          ---------     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures -
  Purchases of equipment and furnishings                    (7,871)       (3,482)        (9,639)
  Building improvements                                       (870)         (893)        (2,186)
  Land costs                                                  (358)         (115)          (253)
  Purchase of building                                           -          (705)             -
  Building construction                                          -             -         (3,739)
  Proceeds from sales of property                              747           116              -
  Proceeds from sales of businesses and
    publications                                               257           757            165
  Purchase of publications                                       -             -         (1,575)
                                                          ---------     ---------       --------
    Net cash used for capital expenditures                  (8,095)       (4,322)       (17,227)
                                                          ---------     ---------       --------

                                                                             (Continued)

                                                    30

                               THE BUREAU OF NATIONAL AFFAIRS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                     (In thousands of dollars)

                                                            1993          1992            1991
                                                         ----------     ---------      ---------
Investment portfolio-
  Purchases of marketable securities                     $(141,350)     $(81,941)      $(19,004)
  Proceeds from sales and maturities of
    marketable securities                                  134,708        51,177         20,237
  Purchases of short-term investments                      (19,613)       (2,492)       (11,939)
  Proceeds from sales and maturities
    of short-term investments                               21,576        12,153          9,204
                                                          ---------     ---------      ---------
  Net cash used for investment portfolio                    (4,679)      (21,103)        (1,502)
                                                          ---------     ---------      ---------
Net cash used in investing activities                      (12,774)      (25,425)       (18,729)
                                                          ---------     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings                                     (3,188)         (173)        (2,289)
Sales of capital stock to employees                          2,781         2,971          3,542
Purchases of treasury stock                                 (2,196)         (776)        (1,893)
Dividends paid                                              (7,693)       (7,108)        (6,850)
                                                          ---------     ---------      ---------
Net cash used in financing activities                      (10,296)       (5,086)        (7,490)
                                                          ---------     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           429         3,458         (3,810)

CASH AND CASH EQUIVALENTS, beginning of year                10,553         7,095         10,905
                                                          ---------     ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                    $ 10,982      $ 10,553       $  7,095
                                                          =========     =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $   420       $   504        $    920
  Income taxes paid                                         5,803         8,015           5,036

                              See accompanying notes to consolidated
                                       financial statements.

                                                 31

                              THE BUREAU OF NATIONAL AFFAIRS, INC.
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                    (In thousands of dollars)
                                                 Capital Stock Issued      Additional
                                            -----------------------------   Paid-In    Retained     Treasury
                                            Class A   Class B   Class C     Capital    Earnings      Stock      Other
                                            -------   -------   -------   -----------  --------    ---------- --------
BALANCE, January 1, 1991                    $6,479    $4,595    $  506    $ 11,273     $ 48,793    $ (13,315) $   (160)
  Sales of Class A treasury shares
    (215,637) to employees                     -         -         -         2,761          -            781       -
  Reissuance of Class B treasury
    shares (93,814) in exchange for
    Class A shares (93,814)                    -         -         -           -            -            -         -
  Repurchase of Class B shares (96,960)
   and Class C shares (18,146)                 -         -         -           -            -         (1,893)      -
  Net income                                   -         -         -           -          8,602          -         -
  Cash dividends - $.82 per share              -         -         -           -         (6,850)         -         -
  Change in net unrealized loss on
    marketable securities                      -         -         -           -            -            -          99
  Net foreign currency translation
    adjustment                                 -         -         -           -            -            -         (50)
                                            -------   -------   -------     -------     --------    ---------  --------
 BALANCE, December 31, 1991                  6,479     4,595       506      14,034       50,545      (14,427)     (111)

  Sales of Class A treasury shares
    (170,953) to employees                     -         -         -         2,264          -            707       -
  Reissuance of Class B treasury
    shares (136,806) in exchange for
    Class A shares (136,806)                   -         -         -           -            -            -         -
  Repurchase of Class A shares (3,255),
    Class B shares (36,513), and Class
    C shares (4,737)                           -         -         -           -            -           (776)      -
  Net loss                                     -         -         -           -        (10,065)         -         -
  Cash dividends - $.84 per share              -         -         -           -         (7,108)         -         -
  Change in net unrealized loss on
    marketable securities                      -         -         -           -            -            -         (67)
  Net foreign currency translation
    adjustment                                 -         -         -           -            -            -          72
                                            -------   -------   -------    --------     --------    ---------  --------
 BALANCE, December 31, 1992                  6,479     4,595       506      16,298       33,372      (14,496)     (106)

  Sales of Class A treasury shares
    (143,536) to employees                     -         -         -         2,125          -            656       -
  Issuance of Class B shares (324,645)
    and reissuance of Class B treasury
    shares (110,243) in exchange for
    Class A shares (434,888)                   -         324       -           -            -           (324)      -
  Repurchase of Class A shares (17,502),
    Class B shares (86,457), and Class
    C shares (7,455)                           -         -         -           -            -         (2,196)      -
  Net income                                   -         -         -           -         11,254          -         -
  Cash dividends - $.90 per share              -         -         -           -         (7,693)         -         -
  Change in net unrealized gain/loss on
    marketable securities                      -         -         -           -            -            -       1,681
  Net foreign currency translation
    adjustment                                 -         -         -           -            -            -           9
                                            -------   -------   -------    --------     --------    ---------  --------
 BALANCE, December 31, 1993                 $6,479    $4,919    $  506     $18,423      $36,933     $(16,360)  $ 1,584
                                            =======   =======   =======    ========     ========    =========  ========

                                      See accompanying notes to consolidated financial statements.

                                                       32

                             THE BUREAU OF NATIONAL AFFAIRS, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

(1)    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the "Parent"), and its subsidiaries (consolidated, the "Company"). The Company operates primarily in the business information publishing industry. Operations consist primarily of the production and marketing of information products in print and electronic form, and outside printing services. Activities in other industry segments provide less than 10 percent of total revenue. The Company did not derive
   10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have 10 percent or more of its assets in foreign locations. Material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation.

   All subsidiaries are wholly-owned and fully consolidated. The net investment under the equity method of accounting as of December 31, 1993, for each operating subsidiary was as follows (in thousands of dollars):

                                              Cumulative
                                 Cost and      Increase
                                 Capital       (Decrease)        Net
                               Contributions   in Equity     Investment
                             ---------------  ----------     ------------
   BNA Communications Inc.   $  3,165         $ (1,388)      $  1,777
   BNA International Inc.           1           (4,136)        (4,135)
   BNA Washington Inc.          6,436            5,220         11,656
   Pike & Fischer, Inc.         1,575            1,352          2,927
   Tax Management Inc.         12,139            5,982         18,121
   The McArdle Printing Co.,
   Inc.                         5,800            3,473          9,273
                             ---------        ---------      ---------
             Total           $ 29,116         $ 10,503       $ 39,619
                             =========       =========      =========

(2)    ACQUISITIONS AND DISPOSITIONS

   In December 1992, the Company sold the assets of its online human resource information business division, Executive Telecom Systems International
   (ETSI). The sales price was $1,340,000, and consisted of cash and the transfer of ETSI's liabilities. The sale resulted in a recorded pre-tax loss of $512,000, but an after-tax gain of $64,000. ETSI's revenues were $2,681,000 in 1992, and $2,472,000 in 1991; operating expenses were
   $4,435,000 in 1992, and $4,813,000 in 1991.

   In August 1991, the Company purchased publications from McGraw-Hill, Inc., for $1,575,000 in cash and the assumption of $602,000 in subscription fulfillment obligations. The acquisition cost was assigned to assets,


                                                                    (Continued)
                                     33

                      THE BUREAU OF NATIONAL AFFAIRS,INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   primarily to customer lists and a non-compete agreement, based on their respective appraised values at the date of acquisition, and to goodwill.

(3)    RECOGNITION OF SUBSCRIPTION REVENUES AND SELLING EXPENSES

   Subscription revenues and related field selling and direct promotion expenses are deferred and amortized over the subscription terms, which are primarily one year.

   Deferred subscription revenue is classified on the balance sheet as a current item; however the fulfillment of the Company's subscription liability will use substantially less current assets than the liability amount shown.

(4)    DEPRECIATION AND LEASES

   The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements and 5 to 11 years for furniture, fixtures and equipment. Depreciation expense was $8,605,000 in 1993, $7,702,000 in 1992, and
   $6,846,000 in 1991. Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

   The Company has non-cancelable operating leases for office space, data processing equipment, and vehicles. Total rent expense was $3,673,000 in 1993, $3,971,000 in 1992, and $4,056,000 in 1991 (net of sublease income of
   $195,000, $149,000, and $103,000, respectively).

   As of December 31, 1993, future minimum lease commitments under non-cancelable operating leases, net of sublease rentals, were as follows (in thousands of dollars):

                              Rental        Sublease
                             Payments        Rentals         Net
                             --------       --------        ------
               1994            3,778           (228)         3,550
               1995            3,378            -            3,378
               1996            2,700            -            2,700
               1997            2,626            -            2,626
               1998            2,606            -            2,606
               Thereafter      4,946            -            4,946
                             --------       --------       --------
                 Total       $20,034         $ (228)       $19,806
                             ========       ========       ========

                                                                  (Continued)
                                             34

                             THE BUREAU OF NATIONAL AFFAIRS, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)    EMPLOYEE BENEFIT PLANS

   The Company has noncontributory defined benefit pension plans covering employees of the Parent and certain subsidiaries. Benefits are based on years of service and average annual compensation for the highest paid five years during the last ten years of service. The plans provide for five-year cliff vesting.

   The Company's funding practice is to contribute amounts, which at a minimum, satisfy forty-year funding program requirements. The Company contributed $2,914,000 to the Plan in 1993 and, because of Internal Revenue Service funding limitations, none in 1992 or 1991.

   Pension expense is computed on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                1993        1992        1991
                                              --------    --------    --------
     Service cost - benefits earned
       during the period                      $ 2,505     $ 2,388     $ 2,550
     Interest cost                              4,009       3,346       3,310
     Actual return on plan assets
       during the year                         (5,904)     (3,825)    (6,426)
     Net asset gain deferred for
       later recognition                        2,255         305       3,276
     Amortization of unrecognized plan assets     (93)       (208)       (137)
     Special benefits for early retirement          -         275           -
                                              --------    --------    --------
       Net pension expense                    $ 2,772     $ 2,281     $ 2,573
                                              ========    ========    ========

                                                                     (Continued)

                                  THE BUREAU OF NATIONAL AFFAIRS, INC.

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table sets forth the funded status of the Plan and the amounts recognized in the Company's Consolidated Balance Sheets (in thousands of dollars):
                                                            December 31,
                                                        -------------------
                                                          1993       1992
                                                        --------   --------
    Actuarial present value of benefit obligations:
      Vested benefits                                   $ 40,283   $ 32,697
      Nonvested benefits                                   4,778      3,187
                                                        --------   --------
      Accumulated benefit obligation                      45,061     35,884
      Projected future compensation                       18,288     13,126
                                                        --------   --------
    Projected benefit obligation                          63,349     49,010
    Plan assets at fair value                             52,906     46,761
                                                        --------   --------
    Projected benefit obligation in excess of
       plan assets                                        10,443      2,249
    Unrecognized net asset                                 3,312      3,620
    Unrecognized net (loss) gain                          (3,843)     4,659
    Unrecognized prior service cost                       (2,442)    (2,916)
                                                        --------   --------
    Accrued pension liability                              7,470      7,612
    Less - current portion                                 1,562      2,914
                                                        --------   --------
    Long-term portion                                   $  5,908   $  4,698
                                                        ========   ========
    Assumed discount rate                                   7.0%       8.0%
    Assumed rate of compensation increase                   5.0%       5.0%
    Expected long-term rate of return on assets             8.0%       8.0%

    Plan assets included equity securities, fixed income securities, and temporary investments. Calculations of benefit obligations as of December 31, 1993, have been estimated by an independent actuary and are subject to revision upon completion of a detailed actuarial study.

    In addition, some acquired subsidiaries have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Total contributions under these plans were $721,000 in 1993, $688,000 in 1992 and $636,000 in 1991.

    The Company also has a cash profit sharing plan based on income before taxes, as defined, covering employees of the Parent and certain subsidiaries. Profit sharing expense was $849,000 in 1993, $1,154,000 in 1992, and $1,349,000 in 1991.

                                                                 (Continued)
                                       36

                         THE BUREAU OF NATIONAL AFFAIRS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In addition to providing pension benefits, the Company extends certain health care and life insurance benefits ("other postretirement benefits") to retired employees. Most of the Company's employees are eligible for these benefits if they retire while working for the Company. The Company's policy is to fund these benefits as claims and premiums are paid. Prior to 1992, the cost of postretirement benefits was charged to expense on a pay-as-you-go (cash) basis. Cash payments made by the Company for these benefits totaled $985,000 in 1993, $771,000 in 1992, and $666,000 in 1991.

    Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, and changed its method of accounting for postretirement benefits from a cash basis to an accrual basis. The accounting change for the benefits resulted in a one-time, non-cash expense in 1992 of $21,621,000, net of taxes of $14,079,000, for the transition obligation. The transition obligation is the actuarially determined accumulated postretirement benefit obligation as of the date of adoption of SFAS 106. In addition, the pre-tax expense for postretirement benefits for 1992 was $4,313,000 higher as a result of having adopted this method of accounting.

    Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):
                                                           1993      1992
                                                         --------  -------
    Service cost-benefits earned during the period       $ 1,993   $ 2,230
    Interest cost                                          3,073     2,854
    Amortization of net gain                                 (39)        -
                                                         -------   -------
    Postretirement benefit expense                       $ 5,027   $ 5,084
                                                         =======   =======

    The following table sets forth the amounts recognized in the Company's Consolidated Balance Sheets (in thousands of dollars):
                                                            December 31,
                                                        ------------------
                                                          1993       1992
                                                        -------    -------
    Actuarial present value of benefit obligation:
      Retirees                                          $12,934    $11,043
      Fully eligible active plan participants               761      1,162
      Other active plan participants                     22,701     24,861
                                                        -------    -------
      Accumulated benefit obligation                     36,396     37,066
    Unrecognized net gain                                 7,924      3,212
                                                        -------    -------
    Accrued other postretirement benefits liability      44,320     40,278
    Less - current portion                                1,066        985
                                                        -------    -------
    Long-term portion                                    43,254     39,293
                                                        =======    =======
    Assumed discount rate                                  7.0%       8.0%
    Assumed rate of compensation increase                  5.0%       5.0%

                                                                   (Continued)
                                        37

                               THE BUREAU OF NATIONAL AFFAIRS, INC.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The December 31, 1993 accumulated benefit obligation was determined using an assumed health care cost trend rate of 10.0 percent in 1994, gradually declining to 5.0 percent per year in the year 2001 and thereafter over the projected payout period of the benefits.

    The effect of a one percent increase in the health care cost trend rate at December 31, 1993 would have resulted in a $6,834,000 increase in the accumulated benefit obligation and a $1,141,000 increase in the 1993 postretirement benefit expense.

(6)     INVESTMENTS AND INVESTMENT INCOME

    Cash and investments were reported as follows (in thousands of dollars):

                                                            December 31,
                                                       --------------------
                                                         1993         1992
                                                       -------      -------
        Cash and cash equivalents                      $10,982      $10,553
        Short-term investments                           8,804        6,883
        Marketable securities                           65,265       57,651
                                                       --------     --------
          Total                                        $85,051      $75,087
                                                       ========     ========

    Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consisted of other fixed-income investments, maturing in one year or less. Marketable securities consisted of equity securities and fixed-income securities maturing in more than one year.

    Investment income consisted of the following (in thousands of dollars):

                                             1993       1992       1991
                                            ------     ------     ------
    Interest income                         $3,581     $3,344     $3,645
    Dividend income                            640        369         56
    Gain on sales of securities              1,969        698        240
                                           --------   --------   --------
        Total                               $6,190     $4,411     $3,941
                                           ========   ========    =======

    Proceeds from the sales of securities in 1993 were $156,284,000 and the gross realized gains and losses on these sales were $2,179,000 and $(210,000), respectively. Net realized gains after taxes on sales of securities included in net income amounted to $1,299,000 in 1993, $461,000 in 1992, and $158,000 in 1991. The specific identification method is used in computing realized gains and losses.

                                                                (Continued)
                                    38

                       THE BUREAU OF NATIONAL AFFAIRS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are measured at amortized cost in the Consolidated Balance Sheet and would include those securities the Company had positive intent and ability to hold until maturity. Trading securities are measured at their fair values, and include securities bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are also measured at their fair values, and include investments not classified as held-to-maturity or trading. All of the Company's investments portfolio have been classified as available-for-sale and are reported at their fair values (quoted market price). Retroactive application of SFAS 115 is not permitted.

    Investments in fixed-income and equity securities were as follows at December 31, 1993 (in thousands of dollars):
                                              Gross       Gross
                                 Amortized  Unrealized  Unrealized   Aggregate
                                    Cost       Gains      Losses     Fair Value
                                ---------   ----------  ----------  -----------
    Equity securities           $ 15,305    $     80    $   (110)   $ 15,275
    U.S. Government securities     2,271          -            -       2,271
    Municipal bonds               50,567       2,562        ( 51)     53,078
    Corporate debt                 3,444           1           -       3,445
                                ----------  ----------  ----------  ----------
      Total                     $ 71,587    $  2,643    $   (161)   $ 74,069
                                =========   ==========  ==========  ==========

    The differences between amortized cost and aggregate fair value result in unrealized gains or losses. Under SFAS 115, the net unrealized gain or loss is reported, net of tax, as a separate component of Stockholders' Equity. Prior to adopting SFAS 115, only a net unrealized loss was reported therein. The aggregate unrealized gain or loss, net of tax, was a gain of $1,614,000 and a loss of $67,000 on December 31, 1993 and 1992, respectively.

                                                                     (Continued)
                                    39

                          THE BUREAU OF NATIONAL AFFAIRS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Contractual maturities of the fixed-income securities as
    1993 were as follows (in thousands of dollars):
                                                    Amortized
                                                       Cost    Fair Value
                                                    --------   ----------
      Within one year                               $  8,778   $  8,804
      One through five years                          16,634     17,345
      Five through ten years                          13,859     14,366
      Over ten years                                  17,011     18,279
                                                    ---------  ---------
        Total                                       $ 56,282   $ 58,794
                                                    =========  =========

    Prior to adopting SFAS 115, the Company's equity securities were carried at the lower of cost or market and fixed-income securities were carried at amortized cost. Marketable securities consisted of the following at December 31, 1992 (in thousands of dollars):

                           Amortized              Carrying
                              Cost      Market     Amount
                           ---------  ---------  ---------
    Equity securities      $ 10,775   $ 10,674   $ 10,674
    Fixed-income
      securities             46,977     48,300     46,977
                           ---------  ---------  ---------
      Total                $ 57,752   $ 58,974   $ 57,651
                           =========  =========  =========

(7)     OTHER INCOME (EXPENSE), NET

    Other income (expense), net was comprised of the following (in thousands of dollars):
                                              1993        1992        1991
                                            -------     --------    --------
        Gain (loss) on sales of businesses
          and publications                  $   311     $  (374)    $    -
        Gain (loss) on disposals of
          property and equipment                 (8)       (476)        (55)
                                            --------    --------    --------
        Total                               $   303     $  (850)    $   (55)
                                            ========    ========    ========

(8)     INCOME TAXES

   Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) 109 - Accounting for Income Taxes, and changed its method of accounting for income taxes from the deferred method to the asset and liability method. Under the deferred method, deferred income taxes were recognized for income and expense items that were reported in different

                                                                     (Continued)
                                       40

                          THE BUREAU OF NATIONAL AFFAIRS, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   years for financial reporting and income tax purposes using the tax rate applicable for the year of the calculation. Deferred tax assets and liabilities were not affected by changes in income tax rates under the deferred method.

   Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred assets and liabilities are measured using enacted tax rates which apply to taxable income in future years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for changes in tax rates will be recognized in the period that includes the enactment date.

   The cumulative effect of adopting SFAS 109 amounted to a one-time, non-cash tax benefit of $2,139,000 and is reported separately in the Consolidated Statements of Income for the year ended December 31, 1992. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

   As discussed in Note 5, the Company adopted SFAS 106 and recorded the transition obligation for other postretirement benefits. A deferred tax benefit of $14,079,000 was provided effective January 1, 1992, in conjunction with this accounting change.

   The total income tax expense (benefit) was allocated as follows (in thousands of dollars):
                                                                1993      1992
                                                              -------   -------
        Income before taxes and cumulative effects
          of accounting changes                               $ 4,482   $ 3,718
        Stockholders' Equity -- Change in:
          Unrealized gain/loss on marketable securities           902        34
          Foreign currency translation adjustment                   4       (36)
                                                              --------  --------
                Total                                         $ 5,388   $ 3,716
                                                              ========  ========

                                                                     (Continued)
                                            41

                             THE BUREAU OF NATIONAL AFFAIRS, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The provision for income taxes, excluding those effects of accounting changes, consisted of the following (in thousands of dollars):
                                      1993        1992        1991
                                    -------     -------     -------
     Taxes currently payable
       Federal                      $ 3,398     $ 6,198     $ 4,358
       State and local                  383       1,046         603
                                    --------    --------    --------
                                      3,781       7,244       4,961
                                    --------    --------    --------
     Deferred tax provision
       Federal                          571      (2,840)       (768)
       State and local                  130        (686)       (101)
                                    --------    --------    --------
                                        701      (3,526)       (869)
                                    --------    --------    --------
       Total                        $ 4,482     $ 3,718     $ 4,092
                                    ========    ========    ========

   Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:
                                                    Percent of
                                                  Pretax Income
                                          -------------------------------
                                           1993        1992        1991
                                          -------     -------     -------
   Federal statutory rate                   35.0%       34.0%       34.0%
   Rate difference due to level
     of taxable income                      (1.0)          -           -
   State and local income taxes,
     net of Federal income tax benefit       2.0         1.8         2.6
   Goodwill amortization and other
     nondeductible expenses                  1.2         1.4         1.4
   Tax-exempt interest exclusion            (6.5)       (5.9)       (5.8)
   Adjustment to deferred taxes for
     enacted changes in tax rates           (2.0)          -           -
   Dividends received exclusion              (.9)        (.7)        (.1)
   Tax benefit from sale of business           -        (2.4)          -
   Others, net                                .7          .1          .1
                                        ---------   ---------   ---------
      Total                                 28.5%       28.3%       32.2%
                                        =========   =========   =========

                                                                     (Continued)
                                                 42

                               THE BUREAU OF NATIONAL AFFAIRS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The significant components of deferred income tax expense were as follows (in thousands of dollars):

                                                       1993        1992
                                                    --------    ---------
     Deferred tax expense (exclusive of
       the effects listed below)                    $ 1,011     $ (3,526)
     Adjustment to deferred taxes for
       enacted changes in tax rates                    (310)           -
                                                    ---------   ---------
         Total                                      $   701     $ (3,526)
                                                    =========   =========

   For the year ended December 31, 1991, deferred income tax expense resulted from timing differences in the recognition of transactions for financial and tax reporting purposes as computed under the deferred method of accounting for income taxes. The tax effects of those timing differences totalled $(869,000) and were due to: inventory costs, $(177,000); depreciation, $191,000; deferred selling expense, $517,000; pension expense, $(828,000); annual leave, $(313,000); and other items, $(259,000).

   The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                       December 31,
                                               -------------------------
                                                  1993            1992
                                               --------       ----------
   Deferred tax assets:
     Other postretirement benefits             $ 17,870        $ 15,885
     Pension expense                              3,037           3,021
     Annual leave                                 1,566           1,412
     Inventories                                  1,443           1,898
     Others                                       1,808           1,841
                                               ---------       ---------
       Total deferred tax assets                 25,724          24,057
                                               ---------       ---------
   Deferred tax liabilities:
     Deferred selling expenses                   (9,778)         (7,158)
     Depreciation                                (2,780)         (2,971)
     Others                                      (1,144)            (82)
                                               ---------       ---------
       Total deferred tax liabilities           (13,702)        (10,211)
                                               ---------       ---------
          Net deferred tax assets              $ 12,022        $ 13,846
                                               =========       =========

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

                                                                   (Continued)
                                     43

                            THE BUREAU OF NATIONAL AFFAIRS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   temporary differences become deductible. The Company has a consistent history of profitability and taxable income, and management believes that this trend will continue. Factors supporting this conclusion include consistent profitable operations, a quality reputation in the markets served by the Company, a high renewal rate for subscription products, a growing de-ferred revenue liability (representing payments and orders for future ful-fillment), and the recent successful introduction of products using new CD-ROM and electronic delivery methods.

   In the opinion of management, it is more likely than not that the existing deferred tax assets will be realized in future years, and no valuation allow-ance is necessary.

(9)     INVENTORIES

   Inventories, valued at the lower of cost (principally average cost method) or market, were as follows (in thousands of dollars):

                                                  December 31,
                                              ---------------------
                                                1993         1992
                                              -------      --------
   Materials and supplies                     $ 4,579      $ 3,888
   Work in process                                 94          173
   Finished goods                               2,302        3,219
                                              --------     --------
     Total                                    $ 6,975      $ 7,280
                                              ========     ========

(10)    GOODWILL

   Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amortization of $2,958,000 in 1993 and $2,645,000 in 1992.

   Goodwill acquired prior to November 1, 1970, in the amount of $634,000, is not being amortized because, in management's opinion, it has continuing value. Other goodwill is amortized on a straight-line basis, using forty years for the publishing acquisitions and ten years for the electronic infor-mation acquisitions. During 1992, unamortized goodwill of $37,000 was written off with the sale of ETSI's assets. Amortization expense was $313,000 for 1993, $334,000 for 1992, and $324,000 for 1991.

                                                                (Continued)
                                    44

                         THE BUREAU OF NATIONAL AFFAIRS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)    OTHER ASSETS

   Other assets were as follows (in thousands of dollars):
                                                 December 31,
                                             --------------------
                                               1993         1992
                                             -------      -------
   Amortizable assets-
     Customer lists                          $   605      $ 1,123
     Film production costs                     1,599        1,218
     Lease commissions                           533          628
     Software                                      7           60
     Editorial service agreement                  48          121
     Non-compete agreements                      139          358
     Others                                        -            1
                                             --------     --------
                                               2,931        3,509
   Notes and other receivables                   737          689
                                             --------     --------
       Total                                 $ 3,668      $ 4,198
                                             ========     ========

   Film production costs are amortized using the revenue forecast method. Other amortizable assets are expensed evenly over their respective estimated lives,
   ranging from 3 to 10 years.   Amortization expense for these assets was as
   follows (in thousands of dollars):

                                               1993     1992      1991
                                              ------   ------   ------
   Customer lists                             $  518   $  665   $  613
   Film production costs                         346      297      343
   Lease commissions                              95       71       65
   Software                                       56      103      163
   Editorial service agreement                    73       73       73
   Non-compete agreements                        219      220      193
   Others                                          1        7        5
                                              -------  -------  -------
       Total                                  $1,308   $1,436   $1,455
                                              =======  =======  =======

   Accumulated amortization for customer lists, the editorial service agreement, non-compete agreements, and other intangible assets was $4,322,000 in 1993, $3,511,000 in 1992, and $3,004,000 in 1991.

                                                                     (Continued)
                                       45

                          THE BUREAU OF NATIONAL AFFAIRS, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)    LONG-TERM DEBT

   Long-term debt was as follows (in thousands of dollars):

                                                      December 31,
                                                   --------------------
                                                     1993        1992
                                                   --------    --------
   Note payable, at 3-month secondary
     market CD rate plus 1/2% (3.66% at
     December 20, 1993), due in 1994,
     interest payable monthly                      $ 4,000      $ 7,000

   Note payable, 8-1/4%, due in 1999;
     secured by real estate; principal
     and interest payable $26,045 monthly            1,411        1,599

   Other notes payable                                 107          107
                                                   ---------    ---------
                                                     5,518        8,706
   Less - current portion                            4,186        7,172
                                                   ---------    ---------
   Long-term portion                               $ 1,332      $ 1,534
                                                   =========    =========

   The aggregate long-term portion at December 31, 1993, is payable as follows:
   1995 - $220,000; 1996 - $239,000; 1997 - $259,000; 1998 - $281,000;  and 1999
   - $333,000.   As of December 31, 1993, property with a cost of $4,033,000 had been pledged as collateral for the real estate debt.

(13)    COMMITMENTS AND CONTINGENCIES

   The Company has ongoing service agreements with software authors and a multi-year agreement with a key employee of one of its subsidiaries. The Company's total financial commitment related to these agreements is $1,008,000 for the year 1994.

   The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidated fi-nancial statements.

(14)    STOCKHOLDERS' EQUITY

   Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to employees and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation.

                                                                   (Continued)
                                         46

                              THE BUREAU OF NATIONAL AFFAIRS, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   During 1993, the Company's Certificate of Incorporation was amended to in-crease the authorized Class B stock shares by 500,000 shares and decrease the authorized Class A stock shares by 500,000 shares, so as to ensure that future retirees will have the option of exchanging their Class A stock for Class B stock upon retirement.

   The Company's commitment to employee ownership is supported by its policy to repurchase all Class B and Class C stock tendered by shareholders. As of December 31, 1993, Class B and Class C stock having a total market value of $1,132,000 are known or expected to be tendered during 1994. The Company, as a matter of policy, is also committed to repurchase any Class A stock ten-dered by shareholders to the Stock Purchase & Transfer Plan Trustee which the Trustee is unable to purchase with proceeds from the sale of Class A stock to employees.


   Treasury stock as of December 31, 1993 and 1992, respectively, consisted of:
   Class A, 3,289,445 and 2,980,591 shares; Class B, none and 23,786 shares; and Class C, 62,442 and 54,987 shares.

   Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 8,549,522 in 1993, 8,458,109 in 1992, and 8,334,816 in 1991.

   Financial statements of the Company's United Kingdom operations denominated in British pounds are translated into U.S. dollars at year-end exchange rates, and related gains and losses are reflected, net of taxes, directly in Stockholders' Equity in the accompanying Consolidated Balance Sheets.

             		    SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                       				   YEAR ENDED DECEMBER 31, 1993
                       				    (In Thousands of Dollars)
                                                                        											           Amount at
                                                 							   Number of                        Which Carried
                                                 							   Shares or              Fair         in this
       	     Issuer                                        Principal    Cost      Value     Balance Sheet
- -----------------------------------------------            ---------   -------    -------  ----------------
SHORT TERM INVESTMENTS
- -----------------------------------------------
Corporate Debt:
  C/P Asset Secur 3.230% due 1/10/94                        1,750      $ 1,748     $ 1,748    $ FAIR
  C/P General Electric 3.200% due 1/28/94                   1,500        1,496       1,496
Municipal Bonds:
  Main State Housing Auth 4.600% due 5/15/94                1,500        1,500       1,507
  Mass State Water Res Auth 4.900% due 7/15/94              1,330        1,328       1,346
  Wisconsin Housing 4.750% due 3/1/94                         235          235         236
U.S. Government Obligations:
  Federal National Mtg 3.270% due 06/13/94                  1,500        1,477       1,477
  U.S. Treasury Notes 3.030% due 04/07/94                     300          298         298
  U.S. Treasury Notes 3.050% due 03/24/94                     500          496         496      VALUE
Certificates of Deposit                                       200          200         200
                                                         								       --------    --------   --------
       Total Short Term Investments                                      8,778       8,804      8,804
                                                         								       --------    --------   --------
MARKETABLE SECURITIES
- -----------------------------------------------
Equity Securities:
  Preferred Stock
    Aon Corp 8.000%                                        60,000 sh     1,568       1,590      FAIR
    Bankamerica Corp - Series L 8.160%                     24,500 sh       630         643
    Bankamerica Corp Series 8.3750%                        40,000 sh     1,054       1,065
    Bank New York 8.60%                                    10,000 sh       270         268
    Chase Manhattan Series M 8.400%                        25,000 sh       669         663
    First Maryland Bancorp Series A 7.875%                 75,000 sh     1,864       1,884
    Intercapital Series A                                      28 sh     1,400       1,401
    McDonalds Corp Series E                                40,000 sh     1,068       1,075
    Muniyield Series E                                         20 sh       997         998
    New York State Elec & Gas Series B                     20,000 sh       500         497
    PSI Energy 6.875%                                      15,000 sh     1,500       1,440
    Putnam Municipal 3.950%                                    24 sh     1,200       1,204
    Republic NY                                            55,700 sh     1,473       1,441
    Republic NY - Series C                                  4,300 sh       112         111     VALUE
    Rhone Poulenc Rorer 4.700%                                 10 sh     1,000         995
                                                        								       --------    --------   --------
       Total Equity Securities                                          15,305      15,275     15,275
                                                        								       --------    --------   --------
Fixed-Income Securities:
  Municipal Bonds:
    Alleg Co 5.600% due 1/1/06                              1,000          992       1,058     FAIR
    Babylon NY Solid Waste 4.400% due 8/1/03                  500          498         493
    Baltimore County 4.700% due 4/1/02                      2,000        1,989       2,066
    Broward County, Fl. 7.950% due 12/1/08                    360          360         411
    Broward County Fla Arpt 4.700% 10/01/02                 1,200        1,190       1,212
    Carlisle PA Municipal Auth. 9.500% due 11/1/95            500          500         566
    Colorado Housing Fin. 6.300% due 5/1/02                   415          415         417
    Conn State 4.500% due 5/15/99                           2,000        1,993       2,036
    Dade County, Fl. 9.700% due 4/1/10                        485          484         583

                                                                                     (Continued)

                                          48

                   SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                			       THE BUREAU OF NATIONAL AFFAIRS, INC.
                        				   YEAR ENDED DECEMBER 31, 1993
                         				    (In Thousands of Dollars)
							                                                                          					            Amount at
                                                 							   Number of                            Which Carried
                                                 							   Shares or                   Fair       in this
                Issuer                           							   Principal      Cost        Value    Balance Sheet
- -----------------------------------------------            ---------    -------      --------  --------------
    Dade County, Fl. 7.650% due 4/1/10                        265          264         303
    Delaware Cnty PA Auth 4.625% due 11/15/96                 600          596         623
    Georgia St. Res. Fin. Auth Series A due 12/16/16          500          104          83
    Georgia St. Series B 6.750% due 3/1/97                  1,000        1,037       1,100
    Grand River 5.500% due 6/1/09                             750          710         775
    Harris Cty. Texas Hospital 7.900% due 4/1/95            1,150        1,156       1,212
    Hawaii State 6.700% due 7/1/05                          1,805        1,914       2,037
    Illinois Health Fac. Auth. 6.300% due 2/15/00             500          492         543
    Indiana Housing Single Family 10.500% due 1/1/16           90           92          92
    Iowa Student Loan 5.350% due 12/1/02                    1,000        1,000       1,005
    Jefferson Cty. Ky. Poll. Cont. Bd. 9.250% due 7/1/15      400          396         441
    Louisiana Offshore 7.600% due 9/1/10                      700          700         802
    Louisiana Public Fac 6.500% due 3/1/02                    750          750         816
    Maricopa, AZ due 1/1/96                                 1,550        1,427       1,443
    Matagorda, Tx. 7.500% due 12/15/14                      1,000        1,003       1,147
    Maryland State CDA Housing 6.800% due 4/1/24              500          513         529
    Michigan ST Hsg 3.550% due 12/01/18                     1,000        1,000       1,000
    Mississippi River Bridge Auth. 6.750% due 11/1/02         700          699         769
    Montgomery Co., Pa. Higher Ed. 9.750% due 11/1/95         500          500         564
    MS Hi Ed Stud Ln 5.600% due 9/1/04                      1,000        1,000       1,028
    Municipal Assistance 6.900% due 7/1/96                  1,375        1,388       1,484
    Nevada Housing Div. Single Fam. 8.000% due 4/1/09         605          602         627
    New York, N.Y. Series B 5.750% due 10/1/98                945          943       1,013
    New York State Power 3.400% due 1/1/96                  1,875        1,873       1,869
    New York State Highway 5.200% due 4/1/04                1,000        1,000       1,013
    N.Y. State Loc. Govt. Assist. Corp. 6.500% due 4/1/02     750          745         845
    New York City Go 5.200% due 8/15/01                       700          698         704
    New York City Go 5.400% due 8/15/03                     1,000          996       1,007
    New Jersey Education Pub 3.950% due 8/15/97             1,575        1,571       1,594
    North Carolina HSG 10.125% due 1/1/02                     400          418         400
    Northeast Maryland Waste 6.000% due 7/1/06              1,000          983       1,048
    Omaha Public Power 6.200% due 2/1/17                    1,000          995       1,150
    PR Hsg Bk & Fin 4.125% due 12/1/96                      1,000          991       1,008
    Puerto Rico 4.900% due 7/1/01                           2,000        1,976       2,053
    Schuykill Co 6.500% due 1/1/10                            500          500         497
    Snohomish County 8.000% due 1/1/97                        855          965         978
    South Carolina Piedmont Pwr. Agy. 9.700% due 1/1/96     1,000        1,070       1,153
    Texas GO Veterans Bonds 8.000% due 12/1/04                390          402         423
    Texas GO Veterans Bonds 8.000% due 12/1/95                610          627         730
    Texas Housing Agency Sin. Fam. 10.500% due 9/1/09         120          120         123
    Texas Housing Agency Mortgage Bd. 9.375% due 9/1/16       330          325         340
    Triborough 6.000% due 1/1/12                            1,000          985       1,102
    Univ. Houston, Tx. Series A 7.400% due 2/15/05          1,425        1,568       1,666      VALUE
    Washington State 3.700% due 8/1/96                      2,000        1,989       2,009
                                                        								       --------    --------   --------
       Total Municipal Bonds                                            47,504      49,990     49,990
                                                        								       --------    --------   --------
       	       Total Long Term Investments                              62,809      65,265     65,265
							                                                        	       --------    --------   --------
       	  TOTAL INVESTMENTS                                            $71,587     $74,069    $74,069
							                                                        	       ========    ========   ========



                  			   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                   	       THE BUREAU OF NATIONAL AFFAIRS, INC.
                 			       ------------------------------------
                  			   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                  			   -----------------------------------------
                                 (In Thousands of Dollars)
- -----------------------------------------------------------------------------------------------------------------
	      Column A                      Column B        Column C      Column D          Column E            Column F
- -----------------------------------------------------------------------------------------------------------------
                           				     Balance at                                       Other Changes --    Balance
   	Classification                  beginning        Additions     Retirements       add (deduct) -      end of
	                     	      		     of period        at cost                         describe            period
- -----------------------------------------------------------------------------------------------------------------
Land
- ----
For the year ended December 31:
                   			1993          $  4,933         $    358      $    115                -             $  5,176
                   			1992             4,818              115             -                -                4,933
                   			1991             4,565              253             -                -                4,818

Buildings and Improvements
- --------------------------
For the year ended December 31:
                   			1993            48,405              823         1,364                -               47,864
	                   		1992            47,308            1,434             -          $  (337) (a)          48,405
                   			1991            37,197            2,411            89            7,789  (b)          47,308

Furniture, Fixtures and Equipment
- ---------------------------------
For the year ended December 31:
                   			1993            46,768            7,878           814                -               53,832
                   			1992            45,758            3,244         2,883              649 (c)           46,768
                   			1991            36,302           10,059           603                -               45,758

Equipment Leased to Others
- --------------------------
For the year ended December 31:
                   			1993              none
                   			1992               649                -             -             (649) (c)               -
                   			1991               649                -             -                -                  649


Notes:
- ------
    a
(a)  Writedown property held for sale to market value.
    b
(b)  Transfer from Construction in Progress.
    c
(c)  Reclassification of eqiuipment.

                                                                        50

                    	SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                         			       THE BUREAU OF NATIONAL AFFAIRS, INC.
                         			       ------------------------------------
                             	   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                           			   -----------------------------------------
                                    				   (In Thousands of Dollars)
- -------------------------------------------------------------------------------------------------------------------
             	Column A                    Column B        Column C      Column D          Column E            Column F
- -------------------------------------------------------------------------------------------------------------------
                                  				   Balance at                                       Other Changes --    Balance
         	Classification                 beginning        Additions     Retirements       add (deduct) -      end of
                                  				   of period        at cost                         describe            period
- -------------------------------------------------------------------------------------------------------------------
Buildings and Improvements
- --------------------------
For the year ended December 31:
	                     		1993             $ 10,546         $  2,251      $    756                -             $ 12,041
                     			1992                8,403            2,143             -                -               10,546
                     			1991                6,464            1,976            37                -                8,403

Furniture, Fixtures and Equipment
- ---------------------------------
For the year ended December 31:
                     			1993               28,417            5,814           782                -               33,449
                     			1992               24,106            5,558         1,896          $   649  (a)          28,417
                     			1991               19,836            4,870           600                -               24,106

Equipment Leased to Others
- --------------------------
For the year ended December 31:
                     			1993                 none
                     			1992                  649                -             -             (649) (a)               -
                     			1991                  649                -             -                -                  649

Notes:
- ------
    a
(a)  Reclassification of accumulated depreciation of equipment.

                                      51

       		    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            			       THE BUREAU OF NATIONAL AFFAIRS, INC.
            			       ------------------------------------
              			   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
              			   -----------------------------------------
                              (In Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------------------------------
                	Column A                                Column B              Column C                Column D          Column F
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                    									   Additions
                                                                   							-----------------------
                                                                 								   (1)             (2)
                                                                    									           Charged to
                                                  						Balance at      Charged to   other                              Balance at
        Description                                     beginning       costs and    accounts --      Deductions        end of
                                                  						of period       expenses     describe         describe          period
- -----------------------------------------------------------------------------------------------------------------------------------
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:
- --------------------------------
  Allowance for Doubtful Accounts Receivable:
    Year ended December 31, 1993                        $  984          $  685       $  277(a)        $  570(b)         $1,376
    Year ended December 31, 1992                           970             709            -              695(b)            984
    Year ended December 31, 1991                         1,050             638          (32)(a)          686(b)            970

  Allowance for Inventory Obsolescence:
    Year ended December 31, 1993                          none
    Year ended December 31, 1992                          none
    Year ended December 31, 1991                            59               -            -               59(c)              -

  Allowance for Note Receivable:
    Year ended December 31, 1993                           607               -            -              114(d)            493
    Year ended December 31, 1992                           623               -            -               16(d)            607
    Year ended December 31, 1991                           675               -            -               52(d)            623


Notes:
- ------
    a
(a)  Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.
    b
(b)  Net accounts written off.
    c
(c)  Reduction in reserve equal to reduction in inventory.
    d
(d)  Change in estimate.

                                                                          52

       		    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              			       THE BUREAU OF NATIONAL AFFAIRS, INC.
          			           ------------------------------------
                     				    (In Thousands of Dollars)

                                    						     Year Ended December 31
                           				    	        ------------------------------
	   Item                                     1993       1992         1991
    ----                           					    -------    -------      -------
Maintenance and repairs                     $2,768     $2,784       $2,911

Depreciation and amortization of
   intangible assets, preoperating
   costs and similar deferrals               1,621      1,770        1,779

Taxes, other than payroll and
   income taxes                              2,626      2,364        2,090

Royalties                                    3,380      3,297        2,946

Advertising costs                              897        618          601

                               			PART II
                             					-------


Item 9.     Changes in and Disagreements with Accountants on Accounting and
       	    ---------------------------------------------------------------
            Financial Disclosure
       	    --------------------

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1993 or through the date of this Form 10-K.


                             					PART III
                             					--------

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 1993. Such information is incorporated herein by reference.


Item 10.       Directors and Executive Officers of the Registrant
       	       --------------------------------------------------
The information required under this Item 10 is contained in the Proxy Statement under the headings "I. ELECTION OF DIRECTORS" and "BIOGRAPHICAL SKETCHES OF
NOMINEES," and is incorporated herein by reference.   Information related to
Executive Officers is omitted from the Proxy Statement in reliance on Instruction 3 to Regulation S-K, Item 401(b), and included as Item X of Part I of this report.

Item 11.       Executive Compensation
       	       ----------------------
The information required under this Item 11 is contained in the Proxy Statement under the headings "III. EXECUTIVE COMPENSATION" and "IV. EMPLOYEE BENEFIT PLANS" and is incorporated herein by reference.

Item 12.       Security Ownership of Beneficial Owners and Management
       	       ------------------------------------------------------
The information required under this Item 12 is contained in the Proxy Statement under the heading "I. ELECTION OF DIRECTORS" and is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions
       	       ----------------------------------------------
The information required under this Item 13 is contained in the Proxy Statement under the heading "III. EXECUTIVE COMPENSATION" and is incorporated herein by reference.

                              					PART IV
                              					-------

Item 14.       Exhibits, Financial Statement Schedules, and Report on Form 8-K
       	       ---------------------------------------------------------------
	              The following documents are filed as part of this report.

(a)(1)         Financial Statements:                                       Page
       	       ---------------------                                       -----
               Report of Independent Auditors                                26

       	       Consolidated Balance Sheets as of December 31, 1993
              		 and 1992.                                                 28-29


      	       Consolidated Statements of Income, Consolidated
             		 Statements of Cash Flows, and Consolidated
             		 Statements of Changes in Stockholders' Equity
             		 for each of the years ended December 31, 1993,
             		 1992, and 1991                                          27,30-32

      	       Notes to Consolidated Financial Statements                   33-47



   (2)         Financial Statement Schedules:
	              ------------------------------
	              Report of Independent Auditors as to the
              		 financial statement schedules                                26

   I           Marketable Securities - Other Investments                   48-49


   V           Property, Plant and Equipment                                  50


   VI          Accumulated Depreciation, Depletion and Amortization
              		 of Property, Plant and Equipment                             51

   VIII        Valuation and Qualifying Accounts and Reserves                 52

   X           Supplementary Income Statement Information                     53

       	       All other schedules are omitted because they are not
	              applicable or the required information is shown in the
       	       financial statements or notes thereto.

(a)(3)         Exhibits:
       	       ---------
    3.1        Certificate of Incorporation, as amended*

    3.2        By laws, as amended**

   11 Statement re: Computation of Per Share Earnings is contained in the 1993 Consolidated Financial Statements in the Notes to
	              Consolidated Financial Statements, Note 14, "Stockholders'
       	       Equity," at page 46 of this Form 10-K.

   22          Subsidiaries of the Registrant.*

   24.1 Consent of Independent Auditors for 1993, 1992, and 1991 financial statements.

   28.1        Proxy Statement for the Annual Meeting of security holders to
	              be held on April 16, 1994.3***

   28.2 Annual Report on Form 11-K related to the Company's Deferred Stock Purchase Plan for the fiscal year ended December 31,
	              1993*.

       *       Filed herewith.

      **        Incorporated by reference to the Company's 1988 Form 10-K,
	               Commission File Number 2-28286, filed on March 30, 1989.  The
       	        exhibit numbers indicated above correspond to the exhibit
       	        numbers in that filing.

     ***        Previously filed with the Securities and Exchange Commission.

       	       Upon written or oral request to the Company's General Counsel,
	              a copy of any of the above exhibits will be furnished at cost.


(b)            Reports on Form 8-K:
       	       --------------------
	              No reports on Form 8-K were filed during the fourth quarter of
       	       the year ended December 31, 1993.

                            					SIGNATURE
                            					---------
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              			      THE BUREAU OF NATIONAL AFFAIRS, INC.

              		       By:  s\  William A. Beltz
                     			  ______________________________
                     			    William A. Beltz, President

               		     Date:  3/10/94
                       			 ______________________________

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

By: s\  William A. Beltz                  By:  s\  George J. Korphage
   ---------------------------               -----------------------------------
    William A. Beltz,                        George J. Korphage,
    President and                            Vice President and Chief Financial
    Chief Executive Officer                  Officer (Chief Accounting Officer)
    Director                                 Director


Date: 3/10/94                             Date: 3/10/94
     --------                                  --------


By: s\ Jacqueline M. Blanchard  3/10/94   By: s\ Frederick A. Schenck    3/10/94
   ---------------------------  -------      --------------------------  -------
     Jacqueline M. Blanchard     Date             Frederick A. Schenck     Date


By: s\ Christopher R. Curtis    3/10/94   By: s\ Mary P. Swords          3/10/94
   ---------------------------  -------      --------------------------  -------
     Christopher R. Curtis        Date          Mary P. Swords              Date


By: s\ Sandra C. Degler         3/10/94   By: s\ Daniel W. Toohey        3/10/94
   ---------------------------  -------      --------------------------  -------
      Sandra C. Degler            Date          Daniel W. Toohey           Date


By: s\ Kathleen D. Gill         3/10/94   By: s\ Loene Trubkin           3/10/94
   ---------------------------  -------      --------------------------  -------
     Kathleen D. Gill             Date           Loene Trubkin             Date


By: s\ John A. Jenkins          3/10/94   By: s\ Paul N. Wojcik          3/10/94
   ---------------------------  -------      --------------------------  -------
     John A. Jenkins              Date          Paul N. Wojcik             Date


By: s\ John V. Schappi          3/10/94
   ---------------------------  -------
   John V. Schappi                Date