Form 10-Q
period 1994-03-26
BUREAU OF NATIONAL AFFAIRS INC
filed 1994-05-02
CIK 15393

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended  March 26, 1994
                    ---------------------------------------
                               or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------   --------------
Commission File Number:  2-28286
                       --------------------------------------
           The Bureau of National Affairs, Inc.
- - -------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                      53-0040540
- - -------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
- - -------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


                                               (202) 452-4200
- - --------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to the filing requirements for the past 90
days.    Yes ___X___   No ______



The number of shares outstanding of each of the issuer's classes of common stock, as of March 26, 1994 was 3,262,706 Class A common shares, 4,926,530 Class B common shares, and 442,770 Class Common shares.

                                        - 2 -

                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
               FOR THE 12-WEEKS ENDED MARCH 26, 1994 and MARCH 27, 1993
                                       (Unaudited)
                                 (In Thousands of Dollars)
                                                                         12 Weeks Ended
                                                            ---------------------------------
                                                             March 26, 1994    March 27, 1993
                                                            ---------------------------------
     OPERATING REVENUES                                     $       46,323    $       43,527
                                                            ---------------   ---------------
     OPERATING EXPENSES:
        Editorial, production and distribution                      26,675            24,984
        Selling                                                     10,725             9,204
        General and administrative                                   7,207             7,178
        Profit sharing                                                 136               184
                                                                    44,743            41,550
                                                            ---------------   ---------------
            Operating Profit                                         1,580             1,977
                                                            ---------------   ---------------
     NON-OPERATING INCOME (EXPENSE):
        Investment Income                                            1,162             1,728
        Interest Expense                                               (57)              (95)
        Other Income (Expense), Net                                     25                 5
                                                            ---------------   ---------------
     TOTAL NON-OPERATING INCOME                                      1,130             1,638
                                                            ---------------   ---------------
     INCOME BEFORE INCOME TAXES                                      2,710             3,615
     PROVISION FOR INCOME TAXES                                        744             1,086
                                                            ---------------   ---------------
     NET INCOME                                             $        1,966    $        2,529
                                                            ===============   ===============
     EARNINGS PER SHARE                                     $          .23               .30
                                                            ===============   ===============
     WEIGHTED AVERAGE SHARES OUTSTANDING                         8,573,606         8,526,042
                                                            ===============   ===============

                THE BUREAU OF NATIONAL AFFAIRS, INC.
                    CONSOLIDATED BALANCE SHEETS
                MARCH 26, 1994 AND DECEMBER 31, 1993
                             (Unaudited)
                       (In Thousands of Dollars)

                                                   March 26,      December 31,
             ASSETS                                   1994            1993
             ------                              -----------------------------
CURRENT ASSETS:
    Cash and cash equivalents                    $     17,886    $     10,982
    Short-term investments, at fair value               6,507           8,804
    Accounts receivable (net of
     allowance for doubtful accounts
     of $1,218 in 1994 and $1,376 in 1993)             31,279          41,181
    Inventories, at lower of average
     cost or market                                     7,182           6,975
    Prepaid expenses                                    1,737           2,289
    Deferred selling expenses                          25,235          24,234
                                                 -------------   -------------
         Total current assets                          89,826          94,465
                                                 -------------   -------------
MARKETABLE SECURITIES                                  66,309          65,265
                                                 -------------   -------------
PROPERTY AND EQUIPMENT - at cost:
    Land                                                5,176           5,176
    Building and improvements                          47,910          47,864
    Furniture, fixtures and equipment                  55,419          53,832
                                                 -------------   -------------
                                                      108,505         106,872
    Less-Accumulated depreciation                      47,459          45,490
                                                 -------------   -------------
         Net property and equipment                    61,046          61,382
                                                 -------------   -------------
DEFERRED INCOME TAXES                                  17,968          16,562
                                                 -------------   -------------
GOODWILL                                               10,103          10,175
                                                 -------------   -------------
OTHER ASSETS                                            3,553           3,668
                                                 -------------   -------------
         Total assets                            $    248,805    $    251,517
                                                 =============   =============

                THE BUREAU OF NATIONAL AFFAIRS, INC.
                    CONSOLIDATED BALANCE SHEETS
                MARCH 26, 1994 AND DECEMBER 31, 1993
                             (Unaudited)
                       (In Thousands of Dollars)

                                                   March 26,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1994            1993
- - ------------------------------------             -----------------------------
CURRENT LIABILITIES:
    Accounts payable                             $     12,379    $     15,569
    Employee compensation and benefits
      payable                                          12,804          13,423
    Income taxes payable                                  315              38
    Deferred income taxes                               4,917           4,540
    Current portion of long-term debt                     207           4,186
    Deferred subscription revenue                     107,661         107,834
    Dividends payable                                   3,884               -
                                                 -------------   -------------
         Total current liabilities                    142,167         145,590

POSTRETIREMENT BENEFITS, less current portion          51,057          49,162

LONG-TERM DEBT, less current portion                    1,279           1,332

OTHER LIABILITIES                                       3,241           2,949
                                                 -------------   -------------
         Total liabilities                            197,744         199,033
                                                 -------------   -------------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
        shares; issued 6,478,864 shares                 6,479           6,479
      Class B - Nonvoting; authorized
        5,300,000 shares; issued 4,926,530 shares
        in 1994 and 4,919,490 shares in 1993            4,927           4,919
      Class C - Nonvoting; authorized
        1,000,000 shares; issued 506,336 shares           506             506
    Additional paid-in capital                         19,745          18,423
    Retained earnings                                  35,015          36,933
    Treasury stock at cost - 3,279,724 shares
      in 1994 and 3,351,887 in 1993                   (16,065)        (16,360)
    Net unrealized gain on marketable securities          502           1,614
    Foreign currency translation adjustment               (48)            (30)

      Total stockholders' equity                       51,061          52,484
                                                 -------------   -------------
      Total liabilities and stockholders' equity $    248,805    $    251,517
                                                 =============   =============

                                      - 5 -

                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 26, 1994 and MARCH 27, 1993
                                  (Unaudited)
                           (In Thousands of Dollars)
                                                                     12 Weeks Ended
                                                            ---------------------------------
                                                             March 26, 1994    March 27, 1993
                                                            ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $        1,966    $        2,529
  Items with different cash requirements
   than reflected in net income--
     Deferred subscription revenue                                    (173)             (431)
     Depreciation and amortization                                   2,216             2,171
     Accrued postretirement benefits expense                         1,895             1,674
     Provision for deferred income taxes                              (420)             (782)
     Deferred selling expenses                                      (1,001)              162
     (Gain) on sales of securities                                    (200)             (867)
     (Gain) on disposals of property and equipment                       -                (5)
     (Gain) on sales of businesses and publications                    (25)                -
     Others                                                           (196)             (112)
  Changes in operating assets and liabilities--
     Accounts receivable                                            10,041            10,077
     Accounts payable and accrued liabilities                       (5,754)              493
     Inventory                                                        (207)              (51)
     Film production costs                                            (161)             (106)
     Other assets and liabilities--net                                 896              (212)
                                                            ---------------   ---------------
Net cash provided from operating activities                          8,877            14,540
                                                            ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
     Purchase of equipment and furnishings                          (1,385)           (1,782)
     Building improvements                                             (46)             (144)
     Proceeds from sale of businesses and publications                  65                 8
     Proceeds from sales of property                                     -                 5
                                                            ---------------   ---------------
       Net cash used for capital expenditures                       (1,366)           (1,913)

Net cash provided by investment portfolio                            1,800             1,279
                                                            ---------------   ---------------
Net cash provided from (used in) investing activities                  434              (634)
                                                            ---------------   ---------------


                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 26, 1994 and MARCH 27, 1993
                                  (Unaudited)
                           (In Thousands of Dollars)

                                                                      12 Weeks Ended
                                                            ---------------------------------
                                                             March 26, 1994    March 27, 1993
                                                            ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of capital stock to employees                     $        1,715    $          516
     Purchase of treasury stock                                        (90)             (198)
     Repayments of borrowings                                       (4,032)              (46)
                                                            ---------------   ---------------
Net cash provided from (used in) financing activities               (2,407)              272
                                                            ---------------   ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            6,904            14,178

CASH AND CASH EQUIVALENTS, beginning of period                      10,982            10,553
                                                            ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                    $       17,886    $       24,731
                                                            ===============   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                          $           52    $          101
     Income taxes paid                                                  28               154


              THE BUREAU OF NATIONAL AFFAIRS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 26, 1994
                           (UNAUDITED)

NOTE 1:  General
- - ----------------
     The information in this report has not been audited. Results for the twelve weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis.


     Notes contained in the 1993 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1993 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories
- - --------------------
     Inventories consisted of the following (in thousands):

                               March 26, 1994     December 31, 1993
                               --------------     -----------------

     Materials and supplies        $4,356                $4,579
     Work in process                  479                    94
     Finished goods                 2,347                 2,302
                                  --------              --------
                                   $7,182                $6,975
                                  ========              ========
NOTE 3:   Stockholders' Equity
- - ------------------------------
     Treasury stock as of March 26, 1994 and December 31, 1993, respectively, consisted of: Class A, 3,216,158 and 3,289,445 shares; Class B, no shares; and Class C, 63,566 and 62,442 shares.

                                PART I

Item 2.       Management's Discussion and Analysis of Results of
- - -------       Operations and Financial Position

     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 1993 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 1993 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

RESULTS OF OPERATIONS
- - ---------------------
Twelve weeks 1994 compared to twelve weeks 1993
- - -----------------------------------------------
     Consolidated net income of $1.9 million in the twelve weeks ended March 26, 1994 was 22.3 percent lower than the net income recorded for the first twelve weeks of 1993. Although first quarter consolidated revenues of $46.3 million increased $2.8 million, or 6.4 percent, operating expenses were up 7.7 percent and non-operating income declined 31 percent.

     Service revenues (print and CD subscriptions and online products) amounted to 88.7 percent of consolidated revenues for the quarter and were up 6.4 percent due to price increases and sales of new publications. New sales were up 22.5 percent, mainly due to high subscription sales of CD format products. Not all of these sales will translate directly into revenue for the Company, as some print subscriptions are cancelled in favor of a CD product.

     Other revenues increased 6.3 percent. Information-on-demand sales increased 9.3 percent and printing sales to outside customers were up
48.3 percent. These increases were partially offset by declines in Software division revenues, Book division sales, and training media revenues.

     Operating expenses increased 7.7 percent compared to the prior year. Editorial and production costs were up 9.8 percent and 12.3 percent, respectively, due to outside services and higher staffing expenses related to new products and the Company's development of business and publishing systems. Distribution costs were lower than the same period of 1993, which had included the expenses of an additional binder mailing, and because fulfillment costs are lower for CD's relative to that of print products. Selling expenses increased 16.5 percent due to recognizing deferred expenses related to last year's record level new sales. Selling costs relative to new sales continue to be within targeted levels, but have increased as a percentage of total sales because of the CD-for-print substitution factor.

     The consolidated operating profit decreased $397,000. Investment income decreased $566,000 due to lower gains on sales of securities.

     Earnings per share for the first twelve weeks of 1994 were $.23 per share compared to $.30 per share for 1993.

     The decrease in earnings was anticipated. The Company's 1994 budget projects lower operating earnings due to expenditures to develop more efficient business and publishing systems, the conversion of print products into marketable electronic formats and the higher selling expenses associated with record sales levels. In addition, investment income is expected to be lower than last year's record level.


FINANCIAL POSITION
- - ------------------
     Cash provided from operating activities was $8.9 million in the first twelve weeks of 1994, compared to $14.5 million for the first twelve weeks of 1993. Operating expenditures increased 22.5 percent over 1993 due to factors explained above. Customer receipts increased
5.7 percent.

     Cash provided from investing activities netted to $434,000, reflecting $1.8 million from the Company's investment portfolio less capital expenditures of $1.4 million.

     Cash used for financing activities included a scheduled $4 million repayment of a bank loan. The Company received $1.6 million in cash from the sale of Class A capital stock to employees, net of repurchased capital stock.

     With $90.7 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                             PART II
                             -------
Item 1            Legal Proceedings

                  There were no material legal proceedings during the first twelve weeks of 1994.

Item 2            Change in Securities

                  There were no changes in securities.

Item 3            Defaults upon Senior Securities

                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
                  Holders

                  The annual meeting for stockholders' was held
                  April 16,1994. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

                  Results of the election of directors are included in the attached letter to stockholders dated April 19, 1994.

Item 5            Other Information

                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended March 26, 1994.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ------------------------------------------
                  Registrant




                  s\  William A. Beltz
- - --------          --------------------------------------
   Date           William A. Beltz
                  President and Chief Executive Officer




                  s\ George J. Korphage
- - ---------         ----------------------
   Date           George J. Korphage
                  Vice President and Chief Financial Officer

                                                          April 19, 1994

Dear BNA Stockholder:

     At the 48th annual meeting of stockholders held April 16, 1994, the following individuals were elected as members of the Corporation's Board of Directors for the ensuing year: William A. Beltz, Jacqueline M. Blanchard, Jack Boylan, Robert B. Brooks, Christopher R. Curtis, Sandra C. Degler, Kathleen D. Gill, John A. Jenkins, George J. Korphage, John V. Schappi, Frederick A. Schenck, Mary Patricia Swords, Daniel W. Toohey, Loene Trubkin, and Paul N. Wojcik.

      The following table provides pertinent statistical data on the election for directors. As of the record date of March 26, 1994, there were 3,262,706 shares of Class A common stock outstanding. The total number of shares voted was 2,818,800.

                          Stockholder Candidates
                          ----------------------
                    Name                           Shares Voted For
             ------------------                    ----------------
             Wojcik, Paul N.                       1,938,603
             Korphage, George J.                   1,631,044
             Gill, Kathleen D.                     1,607,811
             Beltz, William A.                     1,602,203
             Swords, Mary Patricia                 1,561,336
             Degler, Sandra C.                     1,537,399
             Schappi, John V.                      1,475,238
             Blanchard, Jacqueline M.              1,450,680
             Jenkins, John A.                      1,313,830
             Brooks, Robert B.                     1,221,713
             Boylan, Jack                          1,026,935
             Curtis, Christopher R.                1,008,317

             Jenc, Jack                              962,640
             Hecker, U. Joseph                       888,435
             Harris, Anthony A.                      885,299
             Sedmak, Nancy                           847,322
             McIntosh, Toby J.                       796,316
             McFarland, David P.                     717,201
             Mooney, Mark E.                         643,618
             Neuman, Deanne E.                       632,342
             Masters, Donald A.                      377,126
             Lott, Bernard                           282,989

                          Nonstockholder Candidates

             Trubkin, Loene                        1,577,996
             Toohey, Daniel W.                     1,566,336
             Schenck, Frederick A.                 1,402,033

       As is his custom at each annual meeting of stockholders, Mr. William
A. Beltz, Chairman of the Board and President of the Corporation, reported on acquisition inquiries from other corporations. Mr. Beltz reported that during 1993 he had received two inquiries concerning the acquisition of the Corporation and one concerning the Corporation's subsidiary, BNA Communications, Inc. The first two were from brokers who said they were representing anonymous clients, and the third was a letter from a private firm. Mr. Beltz reported that he was instructed by the Board of Directors in each case to respond that the Corporation is wholly owned by its employees and not for sale.

       At the meeting of the Board of Directors held immediately after the stockholders meeting, the following were elected to the offices named. William A. Beltz, Chairman of the Board, President and Chief Executive Officer; John V. Schappi, Vice Chairman of the Board and Vice President for Human Resources; John P. Boylan, Jr., Vice President for Administration; Robert B. Brooks, Vice President and Director of Sales and Marketing; Kathleen D. Gill, Vice President and Executive Editor; George J. Korphage, Vice President for Accounting and Finance and Chief Financial Officer; Paul
N. Wojcik, Vice President, General Counsel, and Corporate Secretary; John E. Jenc, Treasurer; Gilbert S. Lavine, Assistant Treasurer; and Cynthia J. Bolbach, Assistant Corporate Secretary.

       The following directors were elected to serve on standing committees of the Board of Directors for the ensuing term of the Board, as indicated:

       Audit Committee. Daniel W. Toohey, Chair, Frederick A. Schenck, and Loene Trubkin.

       Budget Committee.  George J. Korphage, Chair, Sandra C. Degler, John
       A. Jenkins, Mary Patricia Swords, and Paul N. Wojcik.

       Corporate Investment Committee. George J. Korphage, Chair, William A. Beltz, Sandra C. Degler, and Paul N. Wojcik.

       Executive Compensation Committee. Frederick A. Schenck, Chair, Daniel W. Toohey, and Loene Trubkin.

       Executive Committee. William A. Beltz, Chair, Sandra C. Degler, Kathleen D. Gill, George J. Korphage, and Paul N. Wojcik.

       Retirement Plan Investment Committee. George J. Korphage, Chair, William A. Beltz, Sandra C. Degler, and Paul N. Wojcik.

       Retirement Plan Administrative Committee. Diane L. Harris, Chair, Paul A. Blakely, Anthony A. Harris, Bernard H. Mower, David A. Sayre, and Paul N. Wojcik.

       Deferred Stock Purchase Plan Administrative Committee. Paul N. Wojcik, Chair, Kathleen D. Gill, and John E. Jenc.

       In addition, the Board created a committee to deal with management development and succession issues. It elected the following to serve on the committee: Loene Trubkin, Chair, William A. Beltz, Daniel W. Toohey, Frederick A. Schenck, and John V. Schappi.

       The Board also adopted a resolution reaffirming the commitment to employee ownership. A copy of the resolution is attached. Finally, any stockholder proposal intended to be presented at the 1995 annual meeting of stockholders, and to be included in BNA's proxy statement relating to that meeting, must be received by the Corporate Secretary on or before November 24, 1994.

                                                          Cordially,

                                                          s/  Paul N. Wojcik
                                                          ------------------

RESOLUTION ON EMPLOYEE OWNERSHIP:
- - ---------------------------------

       RESOLVED, That the Board of Directors fully endorses and reaffirms the first corporate objective, which is "[t]o continue ownership by employees only and to encourage the widest possible participation because our experience demonstrates the success of employee ownership in encouraging excellent team performance, in providing a fair distribution of rewards for that performance, and in supplying a brake on unhealthy forms of growth," and

       FURTHER RESOLVED, That the Chairman of the Board and/or the President of the Corporation is hereby directed to refer all inquiries concerning the availability of the Corporation for acquisition to the full Board of Directors for appropriate consideration and response in light of that corporate objective.