Form 10-Q
period 1994-06-18
BUREAU OF NATIONAL AFFAIRS INC
filed 1994-07-29
CIK 15393

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended  June 18, 1994
                     --------------------------------------------
                               or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934
For the transition period from _____________ to_______________

Commission File Number:  2-28286
                        -----------------------------------------
           The Bureau of National Affairs, Inc.
- - -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                      53-0040540
- - ---------------------------------- ------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
- - ------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


                                               (202) 452-4200
- - -----------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to the filing requirements for the past 90
days.    Yes ___X___   No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of June 18, 1994 was 3,278,991 Class A common shares, 4,857,619 Class B common shares, and 438,879 Class Common shares.

                                THE BUREAU OF NATIONAL AFFAIRS, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE 24-WEEKS ENDED JUNE 18, 1994 and JUNE 19,1993
                                             (Unaudited)
                                      (In Thousands of Dollars)

                                                         24 Weeks Ended
                                                 -------------------------------
                                                  June 18, 1994    June 19, 1993
                                                 --------------   --------------
  OPERATING REVENUES                             $      94,443    $      87,873
                                                 --------------   --------------
  OPERATING EXPENSES:
     Editorial, production and distribution             55,184           50,331
     Selling                                            22,161           19,226
     General and administrative                         14,849           14,685
     Profit sharing                                        126              283
                                                 --------------   --------------
                                                        92,320           84,525
                                                 --------------   --------------
         Operating Profit                                2,123            3,348
                                                 --------------   --------------
  NON-OPERATING INCOME (EXPENSE):
     Investment Income                                   2,421            2,997
     Interest Expense                                      (96)            (257)
     Other                                                  32              115
                                                 --------------   --------------
          Total Non-Operating Income                     2,357            2,855
                                                 --------------   --------------
  INCOME BEFORE INCOME TAXES                             4,480            6,203
  PROVISION FOR INCOME TAXES                             1,062            1,759
                                                 --------------   --------------
  NET INCOME                                     $       3,418    $       4,444
                                                 ==============   ==============
  EARNINGS PER SHARE                             $         .40    $         .52
                                                 ==============   ==============
  WEIGHTED AVERAGE SHARES OUTSTANDING                8,588,745        8,541,966
                                                 ==============   ==============

                                THE BUREAU OF NATIONAL AFFAIRS, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 12-WEEKS ENDED JUNE 18, 1994 and JUNE 19,1993
                                             (Unaudited)
                                      (In Thousands of Dollars)

                                                         12 Weeks Ended
                                                 -------------------------------
                                                  June 18, 1994    June 19, 1993
                                                 --------------   --------------
  OPERATING REVENUES                             $      48,120    $      44,346
                                                 --------------   --------------
  OPERATING EXPENSES:
     Editorial, production and distribution             28,509           25,347
     Selling                                            11,436           10,022
     General and administrative                          7,642            7,507
     Profit sharing                                        (10)              99
                                                 --------------   --------------
                                                        47,577           42,975
                                                 --------------   --------------
         Operating Profit                                  543            1,371
                                                 --------------   --------------
  NON-OPERATING INCOME (EXPENSE):
     Investment Income                                   1,259            1,269
     Interest Expense                                      (39)            (162)
     Other                                                   7              110
                                                 --------------   --------------
          Total Non-Operating Income                     1,227            1,217
                                                 --------------   --------------
  INCOME BEFORE INCOME TAXES                             1,770            2,588
  PROVISION FOR INCOME TAXES                               318              673
                                                 --------------   --------------
  NET INCOME                                     $       1,452    $       1,915
                                                 ==============   ==============

  EARNINGS PER SHARE                             $         .17    $         .22
                                                 ==============   ==============
  WEIGHTED AVERAGE SHARES OUTSTANDING                8,614,699        8,557,111
                                                 ==============   ==============

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED BALANCE SHEETS
                  JUNE 18, 1994 AND DECEMBER 31, 1993
                                (Unaudited)
                         (In Thousands of Dollars)

                                                      June 18,      December 31,
                   ASSETS                               1994            1993
      ---------------------------------            -------------   -------------
  CURRENT ASSETS:
      Cash and cash equivalents                    $     10,401    $     10,982
      Short-term investments, at fair value               6,720           8,804
      Accounts receivable (net of
       allowance for doubtful accounts
       of $1,372 in 1994 and $1,376 in 1993)             32,973          41,181
      Inventories, at lower of average
        cost or market                                    7,860           6,975
      Prepaid expenses                                    2,233           2,289
      Deferred selling expenses                          27,012          24,234
                                                   -------------   -------------
           Total current assets                          87,199          94,465
                                                   -------------   -------------
  MARKETABLE SECURITIES                                  68,661          65,265
                                                   -------------   -------------
  PROPERTY AND EQUIPMENT - at cost:
      Land                                                5,176           5,176
      Building and improvements                          47,935          47,864
      Furniture, fixtures and equipment                  56,885          53,832
                                                   -------------   -------------
                                                        109,996         106,872
      Less-Accumulated depreciation                      49,441          45,490
                                                   -------------   -------------
           Net property and equipment                    60,555          61,382
                                                   -------------   -------------
  DEFERRED INCOME TAXES                                  18,913          16,562
                                                   -------------   -------------
  GOODWILL                                               10,031          10,175
                                                   -------------   -------------
  OTHER ASSETS                                            3,312           3,668
                                                   -------------   -------------
           Total assets                            $    248,671    $    251,517
                                                   =============   =============

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED BALANCE SHEETS
                  JUNE 18, 1994 AND DECEMBER 31, 1993
                               (Unaudited)
                         (In thousands of dollars)

                                                      June 18,      December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY                  1994            1993
  -------------------------------------            -------------   -------------
  CURRENT LIABILITIES:
      Accounts payable                             $     14,210    $     15,569
      Employee compensation and benefits
       payable                                           13,332          13,423
      Income taxes payable                                   64              38
      Deferred income taxes                               5,630           4,540
      Current portion of long-term debt                     211           4,186
      Deferred subscription revenue                     107,297         107,834
                                                   -------------   -------------
           Total current liabilities                    140,744         145,590
                                                   -------------   -------------
  POSTRETIREMENT BENEFITS, less current portion          52,950          49,162

  LONG-TERM DEBT, less current portion                    1,224           1,332

  OTHER LIABILITIES                                       3,074           2,949
                                                   -------------   -------------
           Total liabilities                            197,992         199,033
                                                   -------------   -------------
  STOCKHOLDERS' EQUITY:
      Capital stock, common, $1.00 par value-
       Class A - Voting; Authorized 6,700,000
        shares; issued 6,478,864 shares                   6,479           6,479
       Class B - Nonvoting; authorized
        5,300,000 shares; issued 4,926,973 shares
        in 1994 and 4,919,490 shares in 1993              4,927           4,919
       Class C - Nonvoting; authorized
        1,000,000 shares; issued 506,336                    506             506
      Additional paid-in capital                         20,479          18,423
      Retained earnings                                  36,467          36,933
      Treasury stock at cost -3,336,684 shares
        in 1994 and 3,351,887 shares in 1993            (18,015)        (16,360)
      Net unrealized gain (loss) on
        marketable securities                              (105)          1,614
      Foreign currency translation adjustment               (59)            (30)
                                                   -------------   -------------
        Total stockholders' equity                       50,679          52,484
                                                   -------------   -------------
        Total liabilities and stockholders'
         equity                                    $    248,671    $    251,517
                                                   =============   =============

                                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 24-WEEKS ENDED JUNE 18, 1994 and JUNE 19,1993
                                                  (Unaudited)
                                           (In Thousands of Dollars)


                                                         24 Weeks Ended
                                                 -------------------------------
                                                  June 18, 1994    June 19, 1993
                                                 --------------   --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $       3,418    $       4,444
    Items with different cash requirements
     than that reflected in net income--
       Deferred subscription revenue                      (537)            (743)
       Depreciation and amortization                     4,444            4,357
       Accrued postretirement benefits expense           3,788            3,347
       Provision for deferred income taxes                (320)          (1,344)
       Deferred selling expenses                        (2,778)            (161)
       (Gain) on sales of securities                      (366)          (1,098)
       (Gain) on sales of businesses
         and publications                                  (29)            (114)
       Others                                              (91)             (47)
    Changes in operating assets and liabilities--
       Accounts receivable                               8,193            9,334
       Accounts payable and accrued liabilities         (3,905)          (1,906)
       Inventory                                          (885)            (941)
       Film production costs                              (253)            (233)
       Other assets and liabilities--net                   375              314
                                                 --------------   --------------
  Net cash provided from operating activities           11,054           15,209
                                                 --------------   --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures--
       Purchase of equipment and furnishings            (2,886)          (3,006)
       Building improvements                               (71)            (507)
       Proceeds from sales of businesses
         and publications                                   69               87
       Proceeds from sales of property                       3                5
                                                 --------------   --------------
         Net cash (used for) capital expenditures       (2,885)          (3,421)
                                                 --------------   --------------
  Net cash (used for) investment portfolio              (2,387)         (10,673)
                                                 --------------   --------------
  Net cash (used for) investing activities              (5,272)         (14,094)
                                                 --------------   --------------

                                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 24-WEEKS ENDED JUNE 18, 1994 and JUNE 19,1993
                                                  (Unaudited)
                                           (In Thousands of Dollars)


                                                         24 Weeks Ended
                                                 -------------------------------
                                                  June 18, 1994    June 19, 1993
                                                 --------------   --------------
       Repayments of borrowings                  $      (4,083)   $         (92)
       Sale of capital stock to employees                2,658            1,297
       Purchase of treasury stock                       (1,054)            (427)
       Dividends paid                                   (3,884)          (3,842)
                                                 --------------   --------------
  Net cash (used for) financing activities              (6,363)          (3,064)
                                                 --------------   --------------
  NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (581)          (1,949)

  CASH AND CASH EQUIVALENTS, beginning of period        10,982           10,553
                                                 --------------   --------------
  CASH AND CASH EQUIVALENTS, end of period       $      10,401    $       8,604
                                                 ==============   ==============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid                                        94              238
       Income taxes paid                                   885            3,257

              THE BUREAU OF NATIONAL AFFAIRS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 18, 1994
                           (UNAUDITED)

NOTE 1:  General
- - ----------------
     The information in this report has not been audited. Results for the twenty four weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis.


     Notes contained in the 1993 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1993 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories
- - --------------------
     Inventories consisted of the following (in thousands):

                               June 18, 1994      December 31, 1993
                               -------------      -----------------
     Materials and supplies        $4,944                $4,579
     Work in process                  478                    94
     Finished goods                 2,438                 2,302
                                  --------              --------
                                   $7,860                $6,975
                                  ========              ========
NOTE 3:   Stockholders' Equity
- - ------------------------------
     Treasury stock as of June 18, 1994 and December 31, 1993, respectively, consisted of: Class A, 3,199,873 and 3,289,445 shares; Class B, 69,354 and no shares; and Class C, 67,457 and 62,442 shares.

NOTE 4:   Line of Credit
- - ------------------------
     During the second quarter, the Company arranged a $10 million unsecured line of bank credit to be used for letters of credit and corporate cash borrowing. As of June 18, 1994, there were no borrowings under the line of credit.

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

RESULTS OF OPERATIONS
- - ---------------------
Twenty-four weeks 1994 compared to twenty-four weeks 1993

     Consolidated net income of $3.4 million in the twenty-four weeks ended June 18, 1994 was 23.1 percent lower than the net income recorded for the first twenty-four weeks of 1993. Although consolidated revenues of $94.4 million increased $6.6 million, or 7.5 percent over the same period of 1993, operating expenses were up 9.2 percent and non-operating income declined 19.2 percent.

     Service revenues (print and CD subscriptions and online products) amounted to 88 percent of consolidated revenues for the period and were up 6.6 percent due to price increases and sales of new publications.
New subscription sales were up 30.8 percent, mainly due to high sales of CD products. Not all of these sales will result in additional revenue, as some existing print subscriptions were canceled in favor of the comparable CD product.

     Other revenues increased 14.6 percent as most divisions recorded increases over prior year results. Printing sales to outside customers increased $1.4 million. There were also higher information-on-demand, software, and book sales. These increases were partially offset by a decline in training media revenues.

     Operating expenses increased 9.2 percent compared to the prior year. Editorial and production costs were up 12.6 percent and 12.7 percent, respectively, due to outside services and higher staffing expenses related to new products and the Company's development of a new publishing system. Distribution costs were lower than the same period of 1993 because of the increased proportion of CD product sales which have relatively low fulfillment costs. Selling expenses increased
15.3 percent reflecting costs of attaining record new sales over the last year.

     The consolidated operating profit decreased $1,225,000. Investment income decreased $576,000 due to lower gains on sales of securities.

     Earnings per share for the first twenty-four weeks of 1994 were $.40 per share compared to $.52 per share for 1993.

     The decrease in earnings was expected and reflects expenditures to develop a more efficient publishing systems, the conversion of print products into marketable electronic formats, higher selling expenses associated with the higher new sales, and lower investment gains. Financial results for 1994, in comparison with those of the prior year, are expected to remain lower for the balance of the year.

Twelve weeks ended June 18, 1994 compared to twelve weeks ended June 19
1993.

     Consolidated revenues increased by 8.5 percent in the latest twelve weeks of 1994 compared to 1993; operating profit was down 60.4 percent; and consolidated net income was down 24.2 percent. The revenue and expense factors mentioned above also affected the second quarter's comparisons.

FINANCIAL POSITION

     Cash provided from operating activities was $11.1 million in the first twenty-four weeks of 1994, compared to $15.2 million for the first twenty-four weeks of 1993. Operating expenditures increased 11.9 percent over 1993 due to factors explained above. Customer receipts increased 5.8 percent.

     Cash used for investing activities amounted to $5.3 million reflecting a $2.4 million increase in the Company's investment portfolio and capital expenditures of $2.9 million.

     Cash used for financing activities included a scheduled $4 million repayment of a bank loan. The Company received $1.6 million in cash from the sale of Class A capital stock to employees, net of repurchased capital stock. Almost $3.9 million was paid out to stockholders as cash dividends.

     With $85.8 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                             PART II
                             -------
Item 1            Legal Proceedings
- - ------            -----------------
                  There were no material legal proceedings during the first twenty-four weeks of 1994.

Item 2            Change in Securities
- - ------            --------------------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
- - ------            -------------------------------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
                  Holders
- - ------            ---------------------------------------------
                  There were no matters submitted to a vote for security holders.

Item 5            Other Information
- - ------            -----------------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
- - ------            --------------------------------
                  No reports were filed on Form 8-K during the quarter ended June 18, 1994.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ------------------------------------
                  Registrant




 July 22, 1994     s\  William A. Beltz
- - ---------------   -------------------------------------------
   Date           William A. Beltz
                  President and Chief Executive Officer




 July 22, 1994     s\  George J. Korphage
- - ---------------   -------------------------------------------
   Date           George J. Korphage
                  Vice President and Chief Financial Officer