Form 10-Q
period 1994-09-10
BUREAU OF NATIONAL AFFAIRS INC
filed 1994-10-24
CIK 15393

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended  September 10, 1994
                     --------------------------------------------
                               or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to
                               --------------  ------------------
Commission File Number:  2-28286
                        -----------------------------------------
           The Bureau of National Affairs, Inc.
- - -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                      53-0040540
- - ----------------------------------  -----------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 10, 1994 was 3,305,576 Class A common shares, 4,822,206 Class B common shares, and 436,328 Class Common shares.

                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
       FOR THE 36-WEEKS ENDED SEPTEMBER 10, 1994 and SEPTEMBER 11, 1993
                                      (Unaudited)
                                (In Thousands of Dollars)

                                                             36 Weeks Ended
                                             -----------------------------------
                                              Sept. 10, 1994     Sept. 11, 1993
                                             ----------------   ----------------
OPERATING REVENUES                           $       142,818    $       133,957
                                             ----------------   ----------------
OPERATING EXPENSES:
   Editorial, production and distribution             82,104             76,811
   Selling                                            33,888             28,809
   General and administrative                         21,907             22,598
   Profit sharing                                        361                449
                                             ----------------   ----------------
                                                     138,260            128,667
                                             ----------------   ----------------
       Operating Profit                                4,558              5,290

NON-OPERATING INCOME (EXPENSE):
   Investment Income                                   3,464              4,560
   Interest Expense                                     (126)              (326)
   Other                                                 479                171
                                             ----------------   ----------------
     Total Non-Operating Income                        3,817              4,405
                                             ----------------   ----------------
INCOME BEFORE INCOME TAXES                             8,375              9,695
PROVISION FOR INCOME TAXES                             2,378              2,565
                                             ----------------   ----------------
NET INCOME                                   $         5,997    $         7,130
                                             ================   ================
EARNINGS PER SHARE                           $           .70    $           .83
                                             ================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING                8,582,263          8,544,598
                                             ================   ================

                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
       FOR THE 12-WEEKS ENDED SEPTEMBER 10, 1994 and SEPTEMBER 11, 1993
                                      (Unaudited)
                                (In Thousands of Dollars)

                                                        12 Weeks Ended
                                             -----------------------------------
                                              Sept. 10, 1994     Sept. 11, 1993
                                             ----------------   ----------------
OPERATING REVENUES                           $        48,375    $        46,084
                                             ----------------   ----------------
OPERATING EXPENSES:
   Editorial, production and distribution             26,920             26,480
   Selling                                            11,727              9,583
   General and administrative                          7,058              7,913
   Profit sharing                                        235                166
                                                      45,940             44,142
                                             ----------------   ----------------
     Operating Profit                                  2,435              1,942
                                             ----------------   ----------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                   1,043              1,563
   Interest Expense                                      (30)               (69)
   Other                                                 447                 56
                                             ----------------   ----------------
     Total Non-Operating Income                        1,460              1,550
                                             ----------------   ----------------
INCOME BEFORE INCOME TAXES                             3,895              3,492
PROVISION FOR INCOME TAXES                             1,316                806
                                             ----------------   ----------------
NET INCOME                                   $         2,579    $         2,686
                                             ================   ================
EARNINGS PER SHARE                           $           .30    $           .31
                                             ================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING                8,569,225          8,554,827
                                             ================   ================

                          THE BUREAU OF NATIONAL AFFAIRS, INC.
                               CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 10, 1994 AND DECEMBER 31, 1993
                                       (Unaudited)
                                (In Thousands of Dollars)

                                              September 10,    December 31,
                  ASSETS                          1994             1993
    -----------------------------------      --------------   --------------
CURRENT ASSETS:
    Cash and cash equivalents                $      11,318    $      10,982
    Short-term investments, at fair value            6,760            8,804
    Accounts receivable (net of allowance
     for doubtful accounts of $1,396
     in 1994 and $1,376 in 1993)                    38,052           41,181
    Inventories, at lower of average cost
     or market                                       7,055            6,975
    Prepaid expenses                                 2,358            2,289
    Deferred selling expenses                       28,952           24,234
                                             --------------   --------------
         Total current assets                       94,495           94,465
                                             --------------   --------------
MARKETABLE SECURITIES                               67,511           65,265
                                             --------------   --------------
PROPERTY AND EQUIPMENT - at cost:
    Land                                             5,176            5,176
    Building and improvements                       47,959           47,864
    Furniture, fixtures and equipment               58,140           53,832
                                             --------------   --------------
                                                   111,275          106,872
    Less-Accumulated depreciation                   51,382           45,490
                                             --------------   --------------
         Net property and equipment                 59,893           61,382
                                             --------------   --------------
DEFERRED INCOME TAXES                               18,662           16,562
                                             --------------   --------------
GOODWILL                                             9,959           10,175
                                             --------------   --------------
OTHER ASSETS                                         3,325            3,668
                                             --------------   --------------
         Total assets                        $     253,845    $     251,517
                                             ==============   ==============

                          THE BUREAU OF NATIONAL AFFAIRS, INC.
                               CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 10, 1994 AND DECEMBER 31, 1993
                                       (Unaudited)
                                (In Thousands of Dollars)

                                              September 10,    December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY          1994             1993
    -----------------------------------      --------------   --------------
CURRENT LIABILITIES:
    Accounts payable                         $      12,541    $      15,569
    Employee compensation and benefits
     payable                                        16,445           13,423
    Income taxes payable                               442               38
    Deferred income taxes                            6,399            4,540
    Current portion of long-term debt                  215            4,186
    Deferred subscription revenue                  108,792          107,834
    Dividends payable                                3,881              ---
                                              --------------   --------------
         Total current liabilities                 148,715          145,590

POSTRETIREMENT BENEFITS, less current portion       52,172           49,162

LONG-TERM DEBT, less current portion                 1,169            1,332

OTHER LIABILITIES                                    2,935            2,949
                                             --------------   --------------
         Total liabilities                         204,991          199,033
                                             --------------   --------------

STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
     Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                6,479            6,479
     Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares
      in 1994 and 4,919,490 shares in 1993           4,927            4,919
     Class C - Nonvoting; authorized 1,000,000
      shares; issued 506,336 shares                    506              506
    Additional paid-in capital                      20,955           18,423
    Retained earnings                               35,166           36,933
    Treasury stock at cost - 3,348,063 shares
     in 1994 and 3,351,887 shares in 1993          (18,735)         (16,360)
    Net unrealized (loss) gain on marketable
     securities                                       (410)           1,614
    Foreign currency translation adjustment            (34)             (30)
                                              --------------   --------------
      Total stockholders' equity                    48,854           52,484
                                              --------------   --------------
   Total liabilities and
         stockholders'equity                  $    253,845     $    251,517
                                              ==============   ==============


                             THE BUREAU OF NATIONAL AFFAIRS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 36-WEEKS ENDED SEPTEMBER 10, 1994 and SEPTEMBER 11, 1993
                                           (Unaudited)
                                     (In Thousands of Dollars)

                                                      36 Weeks Ended
                                             -----------------------------------
                                              Sept. 10, 1994     Sept. 11, 1993
                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $         5,997    $         7,130
  Items with different cash requirements
    than that reflected in net income -
      Deferred subscription revenue                      958             (4,526)
      Depreciation and amortization                    6,680              6,551
      Accrued postretirement benefits expense          4,652              4,754
      Provision for deferred income taxes                850             (2,020)
      Deferred selling expense                        (4,718)              (706)
      (Gain) on sales of securities                     (405)            (1,632)
      (Gain) on sales of businesses and publications    (503)              (170)
      (Gain) loss on disposals of equipment               24                 (1)
      Others                                             (27)               119
  Changes in operating assets and liabilities -
    Accounts receivable                                3,090              9,896
    Accounts payable and accrued liabilities            (137)             1,299
    Inventory                                            (80)            (1,290)
    Film production costs                               (402)              (300)
    Other assets and liabilities - net                    78               (316)
                                             ----------------   ----------------
Net cash provided from operating activities           16,057             18,788
                                             ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures -
  Purchase of equipment and furnishings               (4,407)            (4,857)
  Building improvements                                  (95)              (662)
  Proceeds from sales of businesses and publications     543                174
  Proceeds from sales of property                          3                  5
                                             ----------------   ----------------
    Net cash (used for) capital expenditures          (3,956)            (5,340)
                                             ----------------   ----------------
    Net cash (used for) investment portfolio          (3,912)            (8,583)
                                             ----------------   ----------------
Net cash (used for) investing activities              (7,868)           (13,923)
                                             ----------------   ----------------

                             THE BUREAU OF NATIONAL AFFAIRS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 36-WEEKS ENDED SEPTEMBER 10, 1994 and SEPTEMBER 11, 1993
                                           (Unaudited)
                                     (In Thousands of Dollars)

                                                          36 Weeks Ended
                                             -----------------------------------
                                              Sept. 10, 1994     Sept. 11, 1993
                                             ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                   $        (4,134)   $        (3,124)
  Sales of capital stock to employees                  3,273              1,707
  Purchase of treasury stock                          (3,108)            (1,074)
  Dividends paid                                      (3,884)            (3,842)
                                             ----------------   ----------------
Net cash (used for) financing activities              (7,853)            (6,333)
                                             ----------------   ----------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                   336             (1,468)

CASH AND CASH EQUIVALENTS, beginning of period        10,982             10,553
                                             ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of period     $        11,318    $         9,085
                                             ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                              $           125    $           321
  Income taxes paid                                      960              3,293


                 THE BUREAU OF NATIONAL AFFAIRS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 10, 1994
                              (UNAUDITED)

NOTE 1:  General
- - ---------------
     The information in this report has not been audited. Results for the thirty six weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis.


     Notes contained in the 1993 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1993 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories
- - --------------------
     Inventories consisted of the following (in thousands):

                               September 10, 1994      December 31, 1993
                               ------------------      -----------------
     Materials and supplies             $4,159                $4,579
     Work in process                       430                    94
     Finished goods                      2,466                 2,302
                                       --------              --------
                                        $7,055                $6,975
                                       ========              ========
NOTE 3:   Stockholders' Equity
- - ------------------------------
     Treasury stock as of September 10, 1994 and December 31, 1993, respectively, consisted of: Class A, 3,173,288 and 3,289,445 shares; Class B, 104,767 and no shares; and Class C, 70,008 and 62,442 shares.

NOTE 4:   Line of Credit
- - ------------------------
     During 1994, the Company arranged a $10 million unsecured line of bank credit to be used for corporate borrowing and letters of credit. As of September 10, 1994, $9.6 million of the credit line was unused.

                                PART I

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Position

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

RESULTS OF OPERATIONS

Thirty-six weeks 1994 compared to thirty-six weeks 1993

     Consolidated net income of $6 million in the thirty-six weeks ended September 10, 1994 was 15.9 percent lower than the net income recorded for the first thirty-six weeks of 1993. Although consolidated revenues of $142.8 million increased $8.9 million, or 6.6 percent over the same period of 1993, operating expenses were up 7.5 percent and non-operating income declined 13.3 percent.

     Service revenues (print and CD subscriptions and online products) amounted to 87.7 percent of consolidated revenues for the period and were up 6.5 percent due to price increases and sales of new publications. New subscription sales were up 31.3 percent, mainly due to high sales of new CD products. Not all of these sales will result in additional revenue, as some existing print subscriptions were canceled in favor of the comparable CD product.

     Other revenues increased 7.1 percent as most divisions recorded increases over prior year results. Printing sales to outside customers increased $1.9 million, and information-on-demand and training media sales were also higher. These increases were partially offset by declines in software and books revenues.

     Operating expenses increased 7.5 percent compared to the prior year. Editorial and production costs were up 10.0 percent and 7.3 percent, respectively, due in part to the cost of developing a new publishing system. Distribution costs were lower than the same period of 1993 because of the increased proportion of CD product sales which have relatively low fulfillment costs. Selling expenses increased 17.6 percent reflecting costs of attaining record new sales over the last year.

     The consolidated operating profit decreased $732,000. Investment income decreased $1,096,000 due to lower gains on sales of securities.

     Earnings per share for the first thirty-six weeks of 1994 were $.70 per share compared to $.83 per share for 1993.

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

Twelve weeks ended September 10, 1994 compared to twelve weeks ended September 11, 1993.

     Consolidated revenues increased by 5.0 percent in the latest twelve weeks of 1994 compared to 1993; operating profit was up 25.4 percent mainly due to lower general and administrative expenses and a favorable adjustment, based on the latest actuarial study, for post-retirement
benefit expenses.   Consolidated net income was down 4.0 percent due to
lower investment income and a higher effective tax rate. The 1993 provision for taxes had been reduced by $268,000 due to tax rate changes enacted during that quarter.

FINANCIAL POSITION

     Cash provided from operating activities was $16.1 million in the first thirty-six weeks of 1994, compared to $18.8 million for the first thirty-six weeks of 1993. Operating expenditures increased 8.5 percent over 1993 due to factors explained above. Customer receipts increased
5.4 percent.

     Cash used for investing activities netted to $7.9 million reflecting a $3.9 million addition to the Company's investment portfolio, capital expenditures of $4.5 million, less collections of $.5 million from prior sales of businesses and publications.

     Cash used for financing activities included a scheduled $4 million repayment of a bank loan and $3.9 million paid out to stockholders as cash dividends.

     With $85.6 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                             PART II

Item 1            Legal Proceedings
- - ------
                  There were no material legal proceedings during the first thirty-six weeks of 1994.

Item 2            Change in Securities
- - ------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
- - ------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
- - ------            Holders

                  There were no matters submitted to a vote for security holders.

Item 5            Other Information
- - ------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
- - ------
                  No reports were filed on Form 8-K during the quarter ended September 10, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ------------------------------------
                  Registrant



10/21/94          s/ William A. Beltz
- - ---------         --------------------------------------
   Date           William A. Beltz
                  President and Chief Executive Officer



10/21/94          s/ George J. Korphage
- - ---------         ---------------------------------------
   Date           George J. Korphage
                  Vice President and Chief Financial Officer