Form 10-K
period 1994-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 1995-03-28
CIK 15393

                                             UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D. C.  20549
                                               FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994
                                                  or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _____________ to _________________________

Commission file Number 2-28286
                       --------------------------------------------------
The Bureau of National Affairs, Inc.
- -------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

           Delaware                                   53-0040540
- ---------------------------------                -----------------------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)

1231 25th St., N. W., Washington, D. C.                            20037
- -------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including Area Code         (202) 452-4200
                                                           ---------------
Securities Registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00
                                                            par value.

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X  .
No._____.                                                     ------

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                           ( X )

        The market value of the Class A voting stock held by non-affiliates of the registrant as of February 25, 1995 was $67,957,516 (all voting stock is owned by employees of the registrant and its subsidiaries). In determining this figure, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its

                                                  Page 1 of 61 Pages
officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of the Company's Class A common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 25, 1995 was 3,414,982 Class A common shares, 4,819,666 Class B common shares, and 430,888 Class C common shares.

                                  DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement, filed with the SEC on March 24, 1995 are incorporated by reference into Part III of this Form 10-K.


                                     The Bureau of National Affairs, Inc.
                                              INDEX TO FORM 10-K
                                  For the fiscal year ended December 31, 1994


                                                                        Page No.

                                                    PART I.
Item 1.        Business..............................................      3-12
Item 2.        Properties............................................        12
Item 3.        Legal Proceedings.....................................        12
Item 4.        Submission of Matters to a Vote of Security Holders...        12
Item X.        Executive Officers of the Registrant..................     13-14

                                                   PART II.
Item 5.        Market for the Registrant's Common Stock and Related
                 Security Holder Matters.............................        15
Item 6.        Selected Financial Data...............................        16
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................     17-20
Item 8.        Financial Statements and Supplementary Data...........     21-42
Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.................        43

                                                   PART III.
Item 10.       Directors and Executive Officers of Registrant........        43
Item 11.       Executive Compensation................................        43
Item 12.       Security Ownership of Beneficial Owners and
                 Management..........................................        43
Item 13.       Certain Relationships and Related Transactions........        43

                                                   PART IV.
Item 14.       Exhibits, Financial Statement Schedules, and
                 Report on Form 8-K..................................     44-45

SIGNATURES...........................................................        46

EXHIBIT INDEX........................................................        47

                                                PART I
Item 1.          Business
                 --------
                 General Development of Business and Narrative Description of Business
                 ------------------------------------------------------------

Business of BNA and Subsidiaries
- --------------------------------
The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized business, legislative, judicial, and regulatory information services. BNA was founded in 1929, and was incorporated in its present form as an employee owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

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

Online products are marketed through database vendors such as LEXIS/NEXIS, West Publishing Company, Dialog, Cambridge Information Group, and others.

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

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and technology in printing information products for publishers, trade associations, professional societies, other non-profit organizations, financial institutions and governmental organizations. Approximately 58 percent of its business is derived from the BNA publishing companies.

BNA Communications Inc. (BNAC) is engaged in the business of producing, publishing, and marketing programs for training in the Equal Employment Opportunity and safety and health related fields. The programs promote awareness, compliance, prevention, and training for managers and employees in industry and government, using audio visual and printed materials.

Item 1           General Development of Business and Narrative Description
                 of Business     (Continued)
                 ----------------------------------------------------------

REVIEW OF OPERATIONS

        BNA's vital signs were very definitely positive in 1994. The year saw continued growth in total circulation units. New subscription sales were 25 percent higher than the previous year's record. Operating profit rose by 13.5 percent from 1993. And net income was the highest ever in the company's history.

        These achievements are particularly significant in light of the revolutionary changes underway in the information industry and the substantial investments in new products and technologies the company has made in order to maintain its position as an industry leader.

        Consolidated revenues, which passed the $200 million mark for the first time in 1993, rose to $215.5 million in 1994, a gain over the prior year of 7.3 percent. Higher revenues were achieved by the parent company and by all major divisions and subsidiaries.

        The 13.5 percent increase in consolidated operating profit to just short of $11 million was due mainly to the parent company's performance. Parent revenues of $150 million were up by 6.6 percent, but operating expenses increased by only 4.1 percent. Tax Management's operating profit was down, but for good reason: record new subscription sales resulted in much higher selling expenses for the year.

        Consolidated net income of $11.7 million was 3.6 percent higher than in the previous year. The substantial increase in operating profit did not carry through to the bottom line because investment income, which can fluctuate widely from year to year, declined sharply in 1994.

        Non-operating income of $5.1 million in 1994, consisting primarily of investment income, was down from the previous year's $6.1 million, which had included nearly $2 million of securities capital gains resulting from falling interest rates in 1993. Conversely, rising interest rates during 1994 produced one of the worst years in bond market history and put pressure on the market value of the corporate investment portfolio.

        A shift during the year into investments with shorter maturities limited growth in interest and dividend income but shielded the portfolio's market value from the falling bond market, providing a larger year-end base on which to realize future investment returns.

        The final $5 million in debt on the company's books was paid off in the course of 1994, and BNA ended the year with cash and investment balances totalling $85.6 million. The company's financial strength and liquidity provides ample resources to fund its continued healthy growth during turbulent times in our industry.

A REVIEW OF 1994 OPERATIONS OF THE PARENT COMPANY AND EACH SUBSIDIARY FOLLOWS:

PARENT COMPANY

        The parent company moved forward with electronic publishing in a major way in 1994. CD-ROM products accounted for more than half of the year's new subscription sales, and royalties of several million dollars were received from online distributors of BNA information, primarily LEXIS/NEXIS and Westlaw.

        The integration of electronic product development with the core publishing activity during the year resulted in the disbanding of the Electronic Media Division as a separate business unit. Its functions and personnel were reassigned to the Editorial, Sales & Marketing, and Production Departments, and expenses and revenues formerly charged and credited to EMD now are assigned to the core services that supply the information used for online products.

        BNA's ENVIRONMENT LIBRARY ON CD-ROM (ELCD) was by far the company's best selling product in 1994. It has become the recognized market leader for environmental information since its launch in the summer of 1993. An arduous interdepartmental effort to convert 28 looseleaf binders of state environmental laws and regulations from print to electronic format was completed in June of 1994, and the print version, which had become increasingly unmanageable and prohibitively costly, was discontinued.


        The parent company had five CD-ROM products on the market by the end of 1994. BNA's HUMAN RESOURCES LIBRARY ON CD-ROM (HRCD), introduced in the fall of 1993, was second to ELCD in 1994 sales, while two disk products launched in the second half of the year -- BNA's PAYROLL LIBRARY ON CD-ROM (PYCD) and BNA's SAFETY LIBRARY ON CD-ROM (SLCD) -- quickly achieved market acceptance and are expected to contribute substantially to 1995 sales.

        Meanwhile, developmental work continues on three more CD-ROM libraries, enhancements of existing libraries are in progress, and a number of initiatives involving other electronic media have been undertaken.

        New subscription sales in 1994 reached a record-breaking $36.5 million, 25 percent ahead of 1993, 56 percent higher than in 1992, and 86 percent above 1991. The productivity of field sales representatives, as measured by average weekly service sales (AWSS), rose 19 percent in 1994 and 68 percent over the last three years.

        CD-ROM products received much attention in 1994, but print products remained very strong, accounting for nearly half of all new subscriptions added during the year. Leading print products for the parent company included LABOR RELATIONS REPORTER with its new AMERICANS WITH DISABILITIES ACT CASES section, ENVIRONMENT REPORTER, OCCUPATIONAL SAFETY & HEALTH REPORTER, and EMPLOYMENT DISCRIMINATION REPORT.

        Also high on the list of top-selling print services were HEALTH CARE FACILITIES GUIDE, a 1994 addition to the new and growing Health Care Services Division, and the company's well established dailies -- DAILY

LABOR REPORT, DAILY TAX REPORT, and DAILY REPORT FOR EXECUTIVES.

        One new print product has been approved for introduction, and prepublication work is underway in the Health Care Services Division. Several other proposals are being researched by the New Product
Development Unit. Two are well along in the process and show promise for launch before the end of 1995.

        The expansion of both print and electronic product lines is driving the development of the company's new multimillion dollar publishing system, now dubbed PS2000. The five-year project is on schedule, and the system already is being used to produce PYCD and its companion print service, BNA's PAYROLL ADMINISTRATION GUIDE. Migration of other services to PS2000 will be influenced by the need to publish simultaneously in print and electronic format.

        BNA has maintained its reputation for excellent customer support and service despite the record volume of new subscription sales and a whole new set of demands as customers learn to find and use information presented electronically.

        BNA PLUS received more than 125,000 calls during 1994, about half of which concerned CD-ROM products. Working closely with the CD-ROM technical support group in Information Systems and with field sales representatives, PLUS personnel contributed significantly to the success of these new products.

BNA BOOKS

        The BNA Book division set several records in 1994, the most successful year in its history. Revenues rose to an all-time high of $4.7 million, and the division's operating profit was more than double its previous record set in 1983. Also, the division published 44 new products during 1994, another all-time high.

        One new work, a three-volume treatise entitled COPYRIGHT LAW AND PRACTICE, by William Patry, has met with early critical and financial success and is quickly becoming the standard in the field. A supplement focusing on the copyright implications of GATT is scheduled for publication in the first half of 1995.

        MEDIA LAW is another new title that has been well received by the legal community. It was authored by nationally recognized First Amendment attorney, Rex S. Heinke. And yet another new title, MENTAL AND EMOTIONAL INJURIES IN EMPLOYMENT LITIGATION by James J. McDonald, Jr., and Francine
B. Kulick, sold over 11,000 copies in less than five months, clearly making it a best-seller by law book publishing standards.

        The division continued to build on its long-term and mutually beneficial publishing relationship with the Labor and Employment Law Section of the American Bar Association by releasing supplements to three Section titles and starting editorial work on four other new treatises. Also, work is well along to incorporate a BNA/ABA title, EMPLOYEE BENEFITS LAW, into a new BNA CD-ROM product.

        Current and former BNA employees continued to help the division produce its books in 1994. Almost half of the division's products released during the year were authored or revised by BNAers. Of particular note, the twenty-fifth edition of PRIMER OF LABOR RELATIONS was published, a book that always has been produced by BNA editors.

        The 1994-1996 revised plan the division set out for itself in 1993 is meeting with success. The focus on high-quality, renewable products in BNA's areas of proven leadership holds the promise of long-term profitability. With the advent of CD-ROM publishing and with the wealth of BNA Books' proprietary information available, the division can play an integral part in BNA's publishing plans well into the next century.

TAX MANAGEMENT INC.

        Tax Management revenues from services and software rose above $40 million for the first time in 1994. Higher selling costs relating to record new subscription sales cut into the subsidiary's operating margin, and investment income was less than in the previous year. The subsidiary reported an operating profit of $4.3 million and net income of $3.8 million, and paid the parent company a $3.6 million dividend.

        New sales of Tax Management print and CD-ROM products passed $8 million, an increase of 32 percent over 1993, and 102 percent higher than 1992. Circulation of the portfolios on CD-ROM continued to grow and Tax Practice Series successfully was moved from print to CD-ROM and rapidly gained market penetration.

     Tax Management's MULTISTATE TAX PORTFOLIOS, modeled after its highly respected federal tax portfolio series, was launched in October. This comprehensive, topic-driven analysis of state tax issues, published in both print and CD-ROM formats, achieved immediate market acceptance and holds promise of quickly becoming a major part of Tax Management's distinguished line of products.

        A record number of new and revised portfolios was provided to federal portfolio subscribers during the year, and the CD-ROM products were enhanced by the addition of full text documents and new quick-reference tools.

        New advertising and mail promotion programs generated a record number of new sales and leads for the field sales force. The client relations unit greatly expanded its telephone training for the CD-ROM products, while also reaching customers on a regular basis.

        Product Specialists served as a vital link to representatives and customers by training and providing market intelligence and product development information.

BNA SOFTWARE

        1994 was the most profitable year in the history of BNA Software. Although revenues increased modestly, operating profits rose 20 percent over the previous year, reaching almost 26 percent of revenues.

        Without any new federal tax legislation in 1994, new sales were slightly lower than the previous year. However, high renewal rates and lower than budgeted expenditures for production, selling, and administration paved the way for improved profits.

     Since the launch of the BNA INCOME TAX PLANNER FOR WINDOWS in September, user acceptance has been excellent and the circulation base is growing rapidly. Other strong sellers for BNA Software continue to be the BNA ESTATE TAX SPREADSHEET and the BNA FIXED ASSET MANAGEMENT SYSTEM.

        Other noteworthy nonfinancial measures of BNA Software's operations during 1994 were the unsolicited letters of thanks from customers and BNA representatives for the excellent technical support provided on both Tax Management CD-ROM and BNA Software products.

        With planned new product introductions, new collaborative efforts, and likely new tax legislation, the division's prospects for 1995 are excellent.

BNA INTERNATIONAL INC.

        1994 was a landmark year for BNA International. The subsidiary had planned to complete its turnaround by achieving a break-even performance. The continuing drive to reduce costs and increase revenues, however, resulted in an operating profit of $171,000, the first in the company's history.

        BNAI revenue grew to $2.6 million, an increase of 6.7 percent over 1993. This was due to gains in circulation of several BNAI services, higher sales of parent company services, and favorable currency movements.


        TAX PLANNING INTERNATIONAL REVIEW and WORLD INTELLECTUAL PROPERTY REPORT are solidly profitable services for the subsidiary, and considerable progress was made with others. WORLD FOOD REGULATION REVIEW made a positive contribution, and the declining circulation of FOREIGN INVESTMENT IN THE UNITED STATES was reversed by broadening its editorial scope and re-launching it as DIRECT INVESTMENT IN NORTH AMERICA. The acquisition of a competing publication increased the circulation of EASTERN EUROPE REPORTER, which had been acquired from the parent company in 1993.

        With costs under control and circulation of existing products growing, BNAI management turned its attention to the future. Market research was carried out which identified several potential subject areas for new international products. As a result of this research, WORLD SECURITIES LAW REPORT, a monthly publication covering legislation and regulation in this increasingly important area, was launched late in the year. Initial sales are exceeding budget expectations.

        The network of sales agents representing BNA and BNAI around the world was extended to include coverage of Australia, Korea, and New Zealand. Additional agents were appointed to cover the Japanese market. Business opportunities in Latin America are also being explored.

PIKE & FISCHER, INC.

        New products, especially in the field of telecommunications regulation, and an acquisition have boosted Pike & Fischer's revenues by 65 percent over the last five years, from $2.9 million in 1989 to $4.8 million in 1994.

        Improvements in operating efficiency and a careful eye on costs have meant that revenue growth was not achieved at the expense of profitability. In 1994 operating profit was 24 percent of revenues and net income reached a record-high, besting last year's previous high by 23 percent. Once again, Pike & Fischer was able to increase its dividend to the parent, this year paying $650,000 to BNA.

        Pike & Fischer launched its first CD-ROM product in 1994. COMMUNICATIONS REGULATION ON CD-ROM covers federal statutes, rules and regulations governing the telecommunications industry, everything from broadcast radio to the emerging information superhighway. The service has been well received by both engineers and lawyers. Management will continue marketing the CD-ROM as an electronic component of Pike & Fischer's flagship publication RADIO REGULATION and, in addition, plans to use it as a distribution medium for electronic versions of several of its niche market products, such as BROADCAST RULES and PRIVATE RADIO RULES.

        Management also paid considerable attention in 1994 to its more traditional printing operations, trading old offset presses for more modern equipment. The new equipment has cut in half the time it takes Pike & Fischer's print shop to process issues and handle reprints, allowing the company to bring in-house much of its two-color printing for direct mail promotions, thus saving substantially on the cost of this work formerly done by outside vendors.

        The experience gained in 1994 with electronic products, together with the flexibility provided by the new presses, positions P&F well for continued growth with profitability over the next five-year period.


BNA COMMUNICATIONS INC.


        BNAC achieved the highest revenue level in its history. Sales of video-based training products and services rose to $5.9 million, an increase of 5.6 percent over the prior year. Results across product lines were mixed as revenue from the company's safety product line increased significantly while revenue from the human resources product line declined moderately. However, increased costs associated with revised marketing strategies and delays in new product development resulted in a net loss for the year of $153,000.

        The significant increase in the company's safety program sales was attributable to a number of changes designed to reestablish BNAC's place in the safety training market. These included the creation of a separate safety sales group; a segmented marketing program, including a separate SAFETY COMMUNICATOR newsletter, and the highly successful launch of a subscription-based, renewable safety product called SAFETY TRAINING SUBSCRIPTION PROGRAM (STSP). Sales of STSP programs continue to exceed expectations in 1995 and renewals of existing placements are far ahead of original estimates.

        The company successfully launched several new programs in the human resources product line in the second half of the year. BRAINWAVES AND SEXUAL HARASSMENT: PLAIN AND SIMPLE were two major new releases in 1994 which have served to maintain the company's dominant position in the EEO/Diversity training arena. New products were also released that seek to expand the breadth of the company's offerings in the human resources subject area. Programs dealing with gender interaction, the costs of intolerance to businesses, and a primer on labor law for new supervisors were all released in 1994. New human resource products scheduled for release in the first half of 1995 include programs on interviewing skills, peer harassment, and workplace violence.

        With its new product releases in place, costs more firmly under control, and a continuing focus on the expansion of the company's safety business, BNAC is optimistic that 1995 will be a year of growth and return to profitability.

BNA WASHINGTON INC.

        BNA Washington's 1994 operating revenue from outside tenants was $1.8 million. Operating costs for all facilities combined were 3 percent lower than in 1993. Renovation expenses during the year, primarily office and space redesign and relocation, also were lower.

        All subleases in the 23rd Street building expired during 1994 and BNA will expand into the approximately 10,000 square feet vacated by these tenants. The last remaining mortgage on a BNA building was paid off in 1994. The sale of the former McArdle Printing Company property in Silver Spring, Maryland, essentially was completed in 1994; however final settlement didn't occur until January 31, 1995. The property was sold for $3.5 million.

        Facilities planning continued through the year. Space planning projections estimate sufficient space through mid-1996. A broad strategic facility plan was developed during the year, and the early part of 1995 will be spent in evaluating the options in the plan. Consideration will be given to remaining in the West End, with growth supplemented by leased space or purchase opportunities. Relocation within the District of Columbia or nearby suburbs to an existing facility or the development of new facilities also are being considered.

THE McARDLE PRINTING CO., INC.

        McArdle's sales results in 1994 reflect an upturn in the commercial printing market during the year. This market has been sluggish and highly competitive in the past three years. It remains highly competitive. Commercial sales revenue -- sales revenue from all sources other than BNA
- -- increased by 31.3 percent.

        Total revenues were $23.9 million, an increase of 6.2 percent above the previous year. Net income rose by 2.5 percent and McArdle paid a dividend of $400,000 to the parent company.

        Revenues from the printing, binding and mailing of BNA publications in 1994 were down $1 million, or 7 percent from the prior year. However, BNA continued to be McArdle's largest customer. This has been the case since the two were established as independent companies in 1947. BNA and Tax Management publications accounted for 58 percent of McArdle's operating revenue for the year, as compared to 66 percent in 1993.

        McArdle's top priority continues to be growing its revenues. A core objective of the company is to increase commercial sales by a minimum of 12 percent on an annual basis. Leading this effort is a comprehensive and aggressive marketing program, which attained good results in 1994. This marketing program and the ongoing training of the sales staff will continue leading efforts to accomplish this goal.

        A Total Quality Management (TQM) program, instituted toward the end of 1993, has progressed as anticipated. The work of the Process Improvement Teams that have completed their initial tasks was very successful. New PI Teams and Task Forces continue to be established. Management remains convinced that the maintenance of this program will improve quality, productivity, and customer and employee satisfaction on a lasting basis.

        During the latter part of 1994, McArdle initiated steps to establish an integrated data collection and information system. The system will provide the Company more accurate and timely information in order to enhance operations in such areas as communication, productivity, estimating, billing, inventory control, job tracking, cost control, and customer satisfaction.

        McArdle's desktop publishing work continued to grow during the year. Both the electronic transmission of copy to the communication operation and electronic imaging in the prepress operation increased significantly.

        The company is committed to the maintenance of the TQM program and to keeping abreast of rapidly advancing technological changes in the industry in such areas as electronic imaging and digital printing. With these commitments and existing facilities and personnel, McArdle is well positioned to meet BNA's present and future printing needs and to offer competitively priced, high quality, on-time printing services to the commercial printing market.

                                                PART I
                                                ------
Item 1.          Business
                 --------
General Development of Business and Narrative Description of Business
Cont.
- ---------------------------------------------------------------------

The Bureau of National Affairs, Inc. ("BNA" or the "Company") operates primarily in the business information publishing industry. Operations consist of the production and marketing of information products in print and electronic form, and outside printing services. Activities in other industry segments are less than 10 percent of total revenue.

As a response to customer demand, advances in technology, and competition, the Company has increased its electronic product offerings with CD-ROM being the most successful. CD-ROM's allow the economical addition of value-added features such as searching capabilities and additional information content.

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

The number of employees of BNA and its subsidiaries was 1,854 at December 31, 1994.

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

BNA's Circulation Department and BNA Communications Inc. operate in an owned facility at 9435 Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 4600 East-West Highway, Bethesda, Maryland. BNA International Inc. conducts its operations from leased offices at Heron House, 10 Dean Farrar Street, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland. Property at the former printing site in Silver Spring, Maryland was sold in January, 1995.

Item 3.          Legal Proceedings
                 -----------------
The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4.          Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                                PART I
                                                ------


Item X.                       EXECUTIVE OFFICERS OF THE REGISTRANT
                              ------------------------------------

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 1994. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

        Name           Age       Present position and prior experience
- -------------------   -----     --------------------------------------
William A. Beltz       65        Chairman of the Board, President and
                                 Chief Executive Officer
                                    Elected Chairman in 1994, president and
                                    editor-in-chief in 1979 and chief executive officer in 1980. Joined BNA in 1956. Served as president until February, 1995.

Jacqueline M.          45        Vice President for Human Resources
 Blanchard                          Elected to vice president in 1994.
                                    Previously was director of labor and
                                    employee relations since 1987. Joined BNA in 1984.

John P. Boylan, Jr.    55        Vice President for Administration
                                    Elected to present position in 1986.
                                    Previously was corporate manager of data processing from 1975 to 1986. Joined BNA in 1974 after employment at Fisher-Stevens, Inc. (a former BNA subsidiary) since 1962.

Robert Brooks          45        Vice President and Director of Sales and
                                 Marketing
                                    Elected to present position in 1991.
                                    Previously General Manager of BNA Software since 1984. Joined BNA in 1974.

Kathleen D. Gill       48        Vice President and Executive Editor
                                    Elected to vice president and executive
                                    editor in 1993. Previously was associate editor for business and human resources services since 1987. Joined BNA in 1970.

John E. Jenc           52        Treasurer
                                    Elected to present position in 1990.
                                    Joined BNA as Controller in 1981.


George J. Korphage     48        Vice President and Chief Financial Officer
                                    Elected vice president in 1988 and chief financial officer in 1989. Previously was manager of financial planning and analysis since 1985. Joined BNA in 1972.

                                                      (Continued)

Item X.          EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)
                 -------------------------------------------------
        Name           Age       Present position and prior experience
- ---------------      ------     --------------------------------------
John V. Schappi        65        Vice Chairman of the Board
                                    Elected to Vice Chairman in 1993 and served as vice-president for human resources from 1987 to 1994. Previously was associate editor for labor services since 1972. Joined BNA in 1955. Retired in December 1994.


Paul N. Wojcik         46        Senior Vice President, General Counsel, and
                                 Corporate Secretary
                                    Elected Senior Vice president 1993,
                                    previously was vice president and general counsel from 1988 to 1993, and served as corporate secretary since 1989. Served as corporate counsel and assistant corporate secretary from 1984 to 1988. Joined BNA in 1972. Elected President and Chief Operating Officer in February, 1995.

                                                PART II
                                                -------
Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
                 -------------------------------------------------------------

Market Information, Holders, and Dividends
- ------------------------------------------
There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market in which Class A stock can be bought and sold.

The Board of Directors establishes semi-annually the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 45 years, and they are expected to continue.

As of March 1, 1995, there were 1,370 Class A shareholders, 206 Class B shareholders, and 44 Class C shareholders. The company repurchased 148,246 shares of Class B stock from retired employees or their estates in the 12 months ending March 1, 1995.

Established stock price and dividends declared during 1994 and 1993 were as follows:

   Stock Price
        January 1, 1993 - March 27, 1993          $17.50
        March 28, 1993 - September 25, 1993        19.50
        September 26, 1993 - March 26, 1994        20.50
        March 27, 1994 - September 24, 1994        21.50
        September 25, 1994 - December 31, 1994     22.00


   Dividends Declared
        March 27, 1993                            $  .45
        September 25, 1993                           .45
        March 26, 1994                               .45
        September 24, 1994                           .45


The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                                      PART II
                                                      -------
Item 6.          Selected Financial Data
                 -----------------------


                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                 CONSOLIDATED OPERATING AND FINANCIAL SUMMARY:1994-1990
                   (Dollar amounts in thousands, except per share data)

                                        1994     1993     1992     1991     1990
- ----------------------------------------------------------------------------------
  Operating Revenues                  $215,491 $200,818 $193,036 $181,347 $175,447
  Operating Expenses                   204,507  191,144  182,959  171,622  162,735
- ----------------------------------------------------------------------------------
  Operating Profit                      10,984    9,674   10,077    9,725   12,712
  Non-operating Income (Expense):
    Investment Income                    4,797    6,190    4,411    3,941    4,534
    Interest Expense                      (183)    (431)    (503)    (917)  (1,101)
    Other Income (Expense), Net            459      303     (850)     (55)   1,924
- ----------------------------------------------------------------------------------
  Income from Continuing Operations
    Before Income Taxes and Cumulative
    Effects of Accounting Changes       16,057   15,736   13,135   12,694   18,069
  Income Taxes                           4,397    4,482    3,718    4,092    6,428
- ----------------------------------------------------------------------------------
  Income from Continuing Operations
    Before Cumulative Effects of
    Accounting Changes                  11,660   11,254    9,417    8,602   11,641
  Cumulative Effects of
    Accounting Changes (a)                  --       --  (19,482)      --       --
- ----------------------------------------------------------------------------------
  Net Income (Loss)                    $11,660  $11,254 ($10,065)  $8,602  $11,641
- -------------------------------------=============================================
  Profit Ratios  (b)
    % of Operating Revenues                5.4      5.6      4.9      4.7      6.6
    % of Stockholders' Equity             21.2     21.4     20.2     14.0     20.0
- ----------------------------------------------------------------------------------
  Earnings (Loss) Per Share From:
    Continuing Operations                $1.36    $1.32    $1.11    $1.03    $1.40
    Cumulative Effects of
      Accounting Changes                    --       --    (2.30)      --       --
  Total Earnings (Loss) Per Share         1.36     1.32    (1.19)    1.03     1.40
  Dividends Per Share                     0.90     0.90      .84      .82      .80
- -------------------------------------=============================================
  Balance Sheet Data:
    Total Assets                      $270,599 $251,517 $229,035 $192,592 $185,213
    Long-Term Debt                         107    1,332    1,534    5,721    8,892
- -------------------------------------=============================================
  Employee Data:
    Number of Employees                 1,854    1,796    1,718    1,797    1,773
    Total Employment Costs           $120,599 $111,443 $104,345  $95,287  $88,259
- -------------------------------------=============================================
  Stockholders' Data at Year-End:
    Book Value Per Share                $6.36    $6.14    $5.47    $7.34    $7.01
    Number of Stockholders              1,627    1,568    1,577    1,523    1,466
    Common Shares Outstanding
      (In thousands)                    8,652    8,553    8,521    8,394    8,294
- -------------------------------------=============================================
    a
  (a) Includes the cumulative effects of the changes in accounting for other postretirement benefits and for income taxes.
    b
  (b) Based on net income excluding the cumulative effects of accounting changes.


                                                PART II
                                                -------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 -----------------------------------------------------------

1994 VS. 1993 - CONSOLIDATED

        Consolidated revenues of $215 million were up 7.3 percent from the prior year's $201 million and operating profit increased 13.5 percent. Non-operating income was lower than last year, but net income of $11.7 million was the highest in Company history.

        Revenues increased in all operating units of the Company in 1994. Service revenues (from print and CD-ROM subscriptions and online products) increased 6.7 percent over 1993 due to record setting new sales and higher prices. Approximately half of the new sales were for CD-ROM products. Some of the CD-ROM sales replaced print products, and total service circulation increased only slightly, but since CD-ROM products have more value-added features, they afford an opportunity for higher pricing than their print counterparts. Service revenues were 84.8 percent of consolidated revenues in 1994 and 85.2 percent in 1993. Non-service revenues (from software, outside printing, training media, books, and other units) increased 10.6 percent, primarily due to much higher printing sales to outside customers.

        Operating expenses increased 7 percent overall in 1994. For services, the expense increase was mainly due to higher costs for salaries, commissions and bonuses on record new sales and the related royalties on CD-ROM products, depreciation on new equipment, and systems development costs. Four new services were launched in 1994, including three in CD-ROM format. Product development expenses totalled $4.7 million, 10.4 percent lower than the $5.3 million in 1993 when 11 new products were launched. Operating expenses in 1994 also include an identifiable $6.6 million for developing improved business and publishing systems. Non-service operating expenses were 12.9 percent higher in 1994, primarily related to the higher outside printing revenues.

        Operating profit increased 13.5 percent in 1994.

        Non-operating income declined this year due to lower gains on sales of securities. In 1993, the Company realized gains on securities sales of $2 million, resulting from the decline in interest rates in that year. Realized gains on securities sales were only $.3 million in 1994.

        The consolidated federal, state, and local effective income tax rate was 27.4 percent in 1994 compared to 28.5 percent in 1993. In 1994, a 2.4 percent reduction for research and development credit lowered the effective income tax rate. In 1993, the effective rate was reduced 2 percent by the effect of the federal income tax rate change on net deferred tax assets.

        Earnings per share were $1.36 per share compared to $1.32 per share in 1993.

                                                        (Continued)

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

        Service revenues accounted for all of the revenue increase as non-service revenues declined slightly. Service revenues amounted to 85.2 percent of consolidated revenues in 1993 and 84.6 percent in 1992 and increased 4.9 percent on higher prices and new print and CD-ROM product sales. Total service circulation increased only 1 percent as about one-third of the CD-ROM sales replaced print products, but since CD-ROM products have more value-added features, they afford an opportunity for higher pricing than their print counterparts. The increase in service revenues was negatively affected by the absence of ETSI, the online network division which was sold in December, 1992. ETSI recorded revenues of $2,681,000 in 1992 and $2,472,000 in 1991. Non-service revenues amounted to $29.6 million, and declined .6 percent as higher software division sales were offset by lower sales for books, information-on-demand, training media, and printing sales to outside customers.

        Operating expenses increased 4.5 percent in 1993. The expense increase was mainly due to eleven new services developed and launched in 1993, including four in CD-ROM format, and higher systems development costs. Product development expenses increased 16.9 percent to $5.3 million, reflecting increased CD-ROM and print service development efforts. Operating expenses in 1993 include an identifiable $3.9 million for developing improved business and publishing systems. The overall expense increase was lessened by the absence of ETSI, which recorded operating expenses of $4,435,000 in 1992 and $4,813,000 in 1991.

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

                                                    (Continued)

DEFERRED TAX ASSETS

        In accordance with SFAS 109, the Company has recorded $12.7 million of net deferred tax assets as of year-end 1994. This amount includes $19 million related to the accrued postretirement benefits liability.

        In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has a consistent history of profitability and taxable income, and management believes this trend will continue. Factors supporting this conclusion are consistent profitable operations, a quality reputation in the markets served by the Company, a high renewal rate for subscription products, a growing deferred revenue liability (representing payments and orders for future fulfillment), and the recent successful introduction of products using new CD-ROM and electronic delivery methods.

        In the opinion of management, it is more likely than not that the existing deferred tax assets will be realized in future years, and no valuation allowance is necessary.

FINANCIAL RESOURCES AND CASH FLOWS

        The Company maintains its financial reserves in cash and investment securities which, along with its operating cash flows, are sufficient to fund ongoing cash expenditures for operations and to support employee ownership. Cash provided from operating activities amounted to $22.4 million in 1994; this was $1.1 million less than in 1993, partly due to increased selling expenditures relating to the record new sales in 1994.
In 1992, a change in the subscription billing cycle had boosted cash flows from operations to $34 million.

        Cash outlays for capital expenditures were $6.1 million in 1994, compared with $9.1 million in 1993, and $5.2 million in 1992. This included equipment purchases, office furnishings, building improvements,
and customer lists.   Capital expenditures for 1995 are budgeted to be
over $9 million.

        Sales of Class A capital stock to employees provided $5.6 million of equity capital in 1994; the Company paid $3.5 million for repurchases of Class B and Class C capital stock and $7.8 million for dividends. During 1994, the Company paid the remaining $5.4 million of term debt principal, leaving no outstanding term debt at year-end 1994. Also, the Company arranged a two-year $10 million unsecured revolving line of credit to be used for letters of credit and corporate borrowing. At year end 1994, there had been no borrowing, but $.4 million of the credit line had been used to secure a letter of credit.

        With $85.6 million in cash and investment portfolios, no term debt, and a $10 million line of credit, the financial position and liquidity of the Company remains very strong. Should more funding become necessary in the future, the Company has substantial additional debt capacity based on

                                                      (Continued)
its operating cash flows and real estate equity which could be mortgaged. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, capital expenditures, debt repayments, and, in addition, provide funds for dividend payments and the repurchase of Class B and Class C stock tendered by shareholders.

OTHER INFORMATION

        The Company will adopt the provisions of the AICPA Statement of Position (SOP) 93-7, Reporting on Advertising Costs, in January, 1995. Accordingly, all advertising costs will now be expensed as incurred;
prior to 1995, advertising costs were amortized over subscription terms. Such advertising costs that were deferred at December 31, 1994 will continue to be expensed consistent with the policy in effect in 1994. The adoption of the new policy will result in a decrease in the Company's 1995 net income of approximately $1.5 million.

        In January 1995, the Company sold land in Montgomery County, Maryland, which had been held for investment, and received net cash proceeds of $3.4 million. This transaction resulted in a gain of $1.5 million net of taxes, providing additional liquidity, and offsetting the effect on reported income of SOP 93-7.

                                                PART II
                                                -------


Item 8.          Financial Statements and Supplementary Data
                 -------------------------------------------















                                 THE BUREAU OF NATIONAL AFFAIRS, INC.

                                   Consolidated Financial Statements

                                      December 31, 1994 and 1993

                              (With Independent Auditors' Report Thereon)

                                     Independent Auditors' Report
                                     ----------------------------


The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the consolidated financial statements of The Bureau of National Affairs, Inc. as listed in the accompanying index in Part IV,
Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Part IV, Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        s\  KPMG Peat Marwick LLP
                                        -------------------------
                                        KPMG Peat Marwick LLP

Washington, D. C.
February 21, 1995

                                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                          (In thousands of dollars)

                                                                                     Percent of
                                                                                 Operating Revenues
                                                   1994      1993      1992       1994    1993    1992
                                                 ----------------------------    ----------------------
OPERATING REVENUES (Notes 1, 2, and 3)           $215,491  $200,818  $193,036    100.0%  100.0%  100.0%
                                                --------  --------  --------    ------  ------  ------
OPERATING EXPENSES (Notes 1, 2, 3, 4, 10 and 11):
  Editorial, production, and distribution         121,337   114,648   106,103     56.3    57.1    55.0
  Selling                                          49,759    42,733    43,400     23.1    21.3    22.5
  General and administrative                       32,283    32,914    32,302     15.0    16.4    16.7
  Profit sharing                                    1,128       849     1,154       .5      .4      .6
                                                 --------  --------  --------    ------  ------  ------
                                                  204,507   191,144   182,959     94.9    95.2    94.8
                                                 --------  --------  --------    ------  ------  ------
OPERATING PROFIT                                   10,984     9,674    10,077      5.1     4.8     5.2
                                                 --------  --------  --------    ------  ------  ------
NON-OPERATING INCOME (EXPENSE):
  Investment income (Note 5)                        4,797     6,190     4,411      2.2     3.1     2.3
  Interest expense (Note 7)                          (183)     (431)     (503)    (0.1)   (0.2)   (0.3)
  Other income (expense), net (Note 6)                459       303      (850)      .2      .1    (0.4)
                                                 --------  --------  --------    ------  ------  ------
TOTAL NON-OPERATING INCOME                          5,073     6,062     3,058      2.3     3.0     1.6
                                                 --------  --------  --------    ------  ------  ------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  CUMULATIVE EFFECTS OF ACCOUNTING CHANGES         16,057    15,736    13,135      7.4     7.8     6.8

PROVISION FOR INCOME TAXES (Note 9)                 4,397     4,482     3,718      2.0     2.2     1.9
                                                 --------  --------  --------    ------  ------  ------
INCOME BEFORE CUMULATIVE EFFECTS OF
  ACCOUNTING CHANGES                              11,660     11,254     9,417      5.4%   5.6%   4.9%
                                                                                 ======  ======  ======
CUMULATIVE EFFECTS OF ACCOUNTING CHANGES:
  Other postretirement benefits, net (Note 4)         -         -     (21,621)
  Income taxes (Note 9)                               -         -       2,139
                                                 --------  --------  --------
NET INCOME (LOSS)                                $ 11,660  $ 11,254  $(10,065)
                                                 ========  ========  ========

EARNINGS (LOSS) PER SHARE (Note 12):
  Income before cumulative effects of
    accounting changes                           $   1.36  $   1.32  $   1.11
  Cumulative effects of accounting changes-
    Other postretirement benefits                     -         -       (2.55)
    Income taxes                                      -         -         .25
                                                 --------  --------  --------
    NET INCOME (LOSS)                            $   1.36  $   1.32  $  (1.19)
                                                 ========  ========  ========

                   See accompanying notes to consolidated financial statements.


                                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1994 AND 1993
                                                 (In thousands of dollars)

                                                        A S S E T S
                                                        -----------

                                                           1994          1993
                                                        ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents (Note 5)                    $  12,428     $  10,982
  Short-term investments (Note 5)                           6,045         8,804
  Receivables (Note 10)                                    49,138        41,181
  Inventories (Note 10)                                     6,833         6,975
  Prepaid expenses                                          2,600         2,289
  Deferred selling expenses (Note 3)                       33,129        24,234
                                                        ---------     ---------
       Total current assets                               110,173        94,465

MARKETABLE SECURITIES (Note 5)                             67,180        65,265
PROPERTY AND EQUIPMENT (Note 10)                           58,815        61,382
DEFERRED INCOME TAXES (Note 9)                             20,853        16,562
GOODWILL (Note 8)                                           9,863        10,175
OTHER ASSETS (Note 10)                                      3,715         3,668
                                                        ---------     ---------
       Total assets                                     $ 270,599     $ 251,517
                                                        =========     =========

                                                                  (Continued)

                                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1994 AND 1993
                                                 (In thousands of dollars)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
                                                          1994          1993
                                                        --------      ---------
CURRENT LIABILITIES:
  Payables and accrued liabilities (Note 10)            $ 29,220      $  29,030
  Deferred income taxes (Note 9)                           8,188          4,540
  Current portion of long-term debt (Note 7)                   -          4,186
  Deferred subscription revenue (Note 3)                 120,579        107,834
                                                        ---------     ---------
       Total current liabilities                         157,987        145,590

POSTRETIREMENT BENEFITS, less current portion (Note 4)    54,202         49,162
LONG-TERM DEBT, less current portion (Note 7)                107          1,332
OTHER LIABILITIES                                          3,260          2,949
                                                        ---------     ---------
         Total liabilities                               215,556        199,033
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES
  (Notes 11 and 12)

STOCKHOLDERS' EQUITY (Notes 5 and 12):
  Common stock issued, $1.00 par value -
    Class A - 6,478,864 shares                              6,479         6,479
    Class B - 4,926,973 shares                              4,927         4,919
    Class C -   506,336 shares                                506           506
  Additional paid-in capital                               22,722        18,423
  Retained earnings                                        40,828        36,933
  Treasury stock, at cost                                 (18,604)      (16,360)
  Net unrealized gain (loss) on marketable securities      (1,722)        1,614
  Foreign currency translation adjustment                     (93)          (30)
                                                        ---------     ---------
         Total stockholders' equity                        55,043        52,484
                                                        ---------     ---------
         Total liabilities and stockholders' equity     $ 270,599     $ 251,517
                                                        =========     =========

                                          See accompanying notes to consolidated
                                                   financial statements.

                                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                             (In thousands of dollars)

                                                            1994          1993           1992
                                                          --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ 11,660      $ 11,254       $(10,065)
  Items with different cash requirements
    than that reflected in net income -
      Cumulative effects of accounting changes                   -             -         19,482
      Deferred subscription revenue                         12,745         8,311         16,197
      Depreciation and amortization                          9,856         9,686          9,472
      Accrued postretirement benefits expense                3,500         3,900          6,600
      Provision for deferred income taxes                    1,238           701         (3,526)
      Deferred selling expenses                             (8,895)       (6,151)           (57)
      (Gain) on sales of securities                           (341)       (1,969)          (698)
      Loss on disposals of property                             44             8            476
      (Gain) loss on sales of publishing assets               (503)         (311)           374
      Others                                                    36           385            216
  Changes in operating assets and liabilities -
      Receivables                                           (8,046)       (6,760)        (5,444)
      Payables and accrued liabilities                       1,552         4,896          1,390
      Inventory                                                142           305           (758)
      Film production costs                                   (581)         (727)          (518)
      Other assets and liabilities - net                        39           (29)           828
                                                          ---------     ---------      ---------
Net cash provided from operating activities                 22,446        23,499         33,969
                                                          ---------     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures -
  Purchases of equipment and furnishings                    (5,641)       (7,871)        (3,482)
  Building improvements                                       (281)         (870)          (893)
  Land costs                                                     -          (358)          (115)
  Purchase of building                                           -             -           (705)
  Proceeds from sales of publishing assets                     549         1,004            873
  Purchase of publishing assets                               (227)            -              -
                                                          ---------     ---------       --------
    Net cash used for capital expenditures                  (5,600)       (8,095)        (4,322)
                                                          ---------     ---------       --------
Investment portfolio -
  Proceeds from sales and maturities                        65,269       156,284         63,330
  Purchases                                                (69,556)     (160,963)       (84,433)
                                                          ---------     ---------       --------
Net cash used for investment portfolio                      (4,287)       (4,679)       (21,103)
                                                          ---------     ---------       --------
Net cash used in investing activities                       (9,887)      (12,774)       (25,425)
                                                          ---------     ---------       --------


                                                                                        (Continued)


                                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                          (In thousands of dollars)
                                                            1994      1993           1992
                                                          --------  ----------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings                                    (5,411)     (3,188)         (173)
Sales of capital stock to employees                         5,550       2,781         2,971
Purchases of treasury stock                                (3,487)     (2,196)         (776)
Dividends paid                                             (7,765)     (7,693)       (7,108)
                                                         ---------  ---------      ---------
Net cash used in financing activities                     (11,113)    (10,296)       (5,086)
                                                         ---------  ----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,446         429         3,458

CASH AND CASH EQUIVALENTS, beginning of year               10,982      10,553         7,095
                                                         ---------  ----------     ---------
CASH AND CASH EQUIVALENTS, end of year                   $ 12,428   $  10,982      $ 10,553
                                                         =========  ==========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                          $    183   $     420      $    504
  Income taxes paid                                         2,578       5,803         8,105

                                       See accompanying notes to consolidated
                                                financial statements.

                                                            THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                                                  (In thousands of dollars)
                                                            Capital Stock Issued   Additional
                                                       --------------------------   Paid-In    Retained   Treasury
                                                       Class A  Class B  Class C    Capital    Earnings    Stock     Other
                                                       -------  -------  -------  -----------  --------  ---------- ---------
BALANCE, January 1, 1992                               $6,479   $4,595    $  506    $ 14,034    $ 50,545 $ (14,427) $   (111)

 Sale of Class A treasury shares to employees             -         -         -         2,264          -            707       -
 Repurchase of Class A, Class B, and Class C shares       -         -         -           -            -           (776)      -
 Net loss                                                 -         -         -           -        (10,065)         -         -
 Cash dividends - $.84 per share                          -         -         -           -         (7,108)         -         -
 Change in net unrealized loss on marketable securities   -         -         -           -            -            -         (67)
 Currency translation adjustment                          -         -         -           -            -            -          72
                                                       -------   -------   -------    --------     --------    ---------  --------
BALANCE, December 31, 1992                              6,479     4,595       506      16,298       33,372      (14,496)     (106)

 Sale of Class A treasury shares to employees             -         -         -         2,125          -            656       -
 Issuance of Class B shares in exchange for
   Class A shares                                         -         324       -           -            -           (324)      -
 Repurchase of Class A, Class B, and Class C shares       -         -         -           -            -         (2,196)      -
 Net income                                               -         -         -           -         11,254          -         -
 Cash dividends - $.90 per share                          -         -         -           -         (7,693)         -         -
 Change in net unrealized gain/loss on
   marketable securities                                  -         -         -           -            -            -       1,681
 Currency translation adjustment                          -         -         -           -            -            -           9
                                                       -------   -------   -------    --------     --------    ---------  --------
BALANCE, December 31, 1993                              6,479     4,919       506      18,423       36,933      (16,360)    1,584

 Sale of Class A treasury shares to employees             -         -         -         4,299          -          1,251       -
 Issuance of Class B shares in exchange for
   Class A shares                                         -           8       -           -            -             (8)      -
 Repurchase of Class A, Class B, and Class C shares       -         -         -           -            -         (3,487)      -
 Net income                                               -         -         -           -         11,660          -         -
 Cash dividends - $.90 per share                          -         -         -           -         (7,765)         -         -
 Change in net unrealized gain/loss on
   marketable securities                                  -         -         -           -            -            -      (3,336)
 Currency translation adjustment                          -         -         -           -            -            -         (63)
                                                       -------   -------   -------    --------     --------    ---------  --------
BALANCE, December 31, 1994                             $6,479    $4,927    $  506     $22,722      $40,828     $(18,604)  $(1,815)
                                                       =======   =======   =======    ========     ========    =========  ========

                                                See accompanying notes to consolidated financial statements.

                                       THE BUREAU OF NATIONAL AFFAIRS, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

(1)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the "Parent"), and its subsidiaries (consolidated, the "Company"). The Company operates primarily in the busi-ness information publishing industry. Operations consist primarily of the production and marketing of information products in print and electronic form, and outside printing services. Activities in other industry segments provide less than 10 percent of total revenue. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have 10 percent or more of its assets in foreign locations. Material intercompany transactions and balances have been eliminated. Certain prior year balances have been re-classified to conform with current year presentation.

(2)  ACQUISITIONS AND DISPOSITIONS

     In December 1992, the Company sold the assets of its online human resource information business division, Executive Telecom Systems International
     (ETSI). The sales price was $1,340,000, and consisted of cash and the transfer of ETSI's liabilities. The sale resulted in a recorded pre-tax loss of $512,000, but an after-tax gain of $64,000. In 1992, ETSI's reve-nues were $2,681,000 and operating expenses were $4,435,000.

(3)  RECOGNITION OF SUBSCRIPTION REVENUES AND SELLING EXPENSES

     Subscription revenues and related field selling and direct promotion ex-penses are deferred and amortized over the subscription terms, which are primarily one year.

     The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs", which requires expensing advertising costs as incurred. The Company will adopt the pro-visions of SOP 93-7 in 1995. Accordingly, all advertising costs incurred after adoption will be expensed as incurred; in addition, advertising costs deferred as of December 31, 1994, must also be expensed in 1995 consis-tent with the current amortization policy. Because of this one-time tran-sition expense, adoption will decrease the Company's 1995 after-tax oper-ating income by approximately $1,500,000.

     Deferred subscription revenue is classified on the balance sheet as a cur-rent item; however the fulfillment of the Company's subscription liability will use substantially less current assets than the liability amount shown.

                                                                    (Continued)

(4)  EMPLOYEE BENEFIT PLANS

     The Company has noncontributory defined benefit pension plans covering em-ployees of the Parent and certain subsidiaries. Benefits are based on years of service and average annual compensation for the highest paid five years during the last ten years of service. The plans provide for five-year cliff vesting.

     The Company's funding practice is to contribute amounts, which at a mini-mum, satisfy ERISA requirements. The Company contributed $3,217,000 to the Plan in 1994 and $2,914,000 in 1993, and because of Internal Revenue Ser-vice funding limitations, none in 1992.

     Pension expense is recorded on an accrual basis in accordance with finan-cial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                  1994        1993        1992
                                                --------    --------    --------
       Service cost - benefits earned
         during the year                        $ 3,448     $ 2,505     $ 2,388
       Interest cost                              4,526       4,009       3,346
       Actual return on plan assets during
         the year - (gain)/loss                     256      (5,904)     (3,825)
       Net asset gain/(loss) deferred for
         later recognition                       (4,389)      2,255         305
       Amortization of unrecognized plan assets    (102)        (93)       (208)
       Special benefits for early retirement          -           -         275
                                                --------    --------    --------
         Net pension expense                    $ 3,739     $ 2,772     $ 2,281
                                                ========    ========    ========

                                                                    (Continued)

     The following table sets forth the funded status of the Plan and the amounts recognized in the Company's Consolidated Balance Sheets (in thousands of dollars):
                                                                December 31,
                                                            -------------------
                                                              1994       1993
                                                            --------   --------
        Actuarial present value of benefit obligations:
          Vested benefits                                   $ 39,161   $ 38,062
          Nonvested benefits                                   7,156      7,342
                                                            --------   --------
          Accumulated benefit obligation                      46,317     45,404
          Projected future compensation                       16,533     17,106
                                                            --------   --------
        Projected benefit obligation                          62,850     62,510
        Plan assets at fair value                             53,035     52,906
                                                            --------   --------
        Projected benefit obligation in excess of
           plan assets                                         9,815      9,604
        Unrecognized net asset                                 3,004      3,312
        Unrecognized net (loss)                               (2,928)    (3,406)
        Unrecognized prior service cost                       (1,899)    (2,040)
                                                            --------   --------
        Accrued pension liability                              7,992      7,470
        Less - current portion                                     -      1,562
                                                            --------   --------
        Long-term portion                                   $  7,992   $  5,908
                                                            ========   ========
        Assumed discount rate                                   8.0%       7.0%
        Assumed rate of compensation increase                   5.0%       5.0%
        Expected long-term rate of return on assets             8.0%       8.0%

     Plan assets included equity securities, fixed income securities, and temp-orary investments. Calculations of benefit obligations as of December 31, 1994, have been estimated by an independent actuary and are subject to re-vision upon completion of a detailed actuarial study.

     In addition, some acquired subsidiaries have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions un-der some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Total contributions under these plans were $775,000 in 1994, $721,000 in 1993 and $688,000 in 1992.

     The Company also has a cash profit sharing plan based on income before taxes, as defined, covering employees of the Parent and certain subsidi-aries. Profit sharing expense was $1,128,000 in 1994, $849,000 in 1993, and $1,154,000 in 1992.

                                                                    (Continued)

     In addition to providing pension benefits, the Company extends certain health care and life insurance benefits ("other postretirement benefits") to retired employees. Most of the Company's employees are eligible for these benefits if they retire while working for the Company. The Company's policy is to fund these benefits as claims and premiums are paid.

     Effective January 1, 1992, the Company adopted Statement of Financial Ac-counting Standards (SFAS) 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, changing the accounting method for postre-tirement benefits from a cash basis to an accrual basis. The accounting change for the benefits resulted in a one-time, non-cash expense in 1992 of $21,621,000, net of taxes of $14,079,000, for the transition obligation. The transition obligation is the actuarially determined accumulated postre-tirement benefit obligation as of the date of adoption of SFAS 106.

     Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                  1994       1993       1992
                                                --------   --------   --------
        Service cost-benefits earned
          during the year                       $ 1,824    $ 1,993    $ 2,230
        Interest cost                             2,543      3,073      2,854
        Amortization of net gain                   (331)       (39)         -
                                                --------   --------   --------
        Postretirement benefit expense          $ 4,036    $ 5,027    $ 5,084
                                                ========   ========   ========

     The following table sets forth the amounts recognized in the Company's Con-solidated Balance Sheets (in thousands of dollars):

                                                                December 31,
                                                            ------------------
                                                              1994       1993
                                                            -------    -------
      Actuarial present value of benefit obligation:
        Retirees                                            $11,357    $12,765
        Fully eligible active plan participants                 882      1,029
        Other active plan participants                       18,355     21,736
                                                            -------    -------
        Accumulated benefit obligation                       30,594     35,530
      Unrecognized net gain                                  16,027      8,790
      Unrecognized prior service cost                           677          -
                                                            -------    -------
      Accrued other postretirement benefits liability        47,298     44,320
      Less - current portion                                  1,088      1,066
                                                            -------    -------
      Long-term portion                                      46,210     43,254
                                                            =======    =======
      Assumed discount rate                                    8.0%       7.0%
      Assumed rate of compensation increase                    5.0%       5.0%

                                                                    (Continued)

     The December 31, 1994 accumulated benefit obligation was determined using an assumed health care cost trend rate of 9 percent in 1995, gradually de-clining to 5 percent per year in the year 2001 and thereafter over the pro-jected payout period of the benefits.

     The effect of a one percent increase in the health care cost trend rate at December 31, 1994 would have resulted in a $5,137,000 increase in the accumulated benefit obligation and a $1,018,000 increase in the 1994 post-retirement benefit expense.

     Effective January 1, 1994, the Company adopted Statement of Financial Ac-counting Standards (SFAS) 112 - Employers' Accounting for Postemployment Benefits. The effect of implementing this standard was not material to the consolidated financial statements.

(5)  INVESTMENTS AND INVESTMENT INCOME

     Cash and investments were as follows (in thousands of dollars):

                                                             December 31,
                                                       ---------------------
                                                         1994         1993
                                                       --------     --------
        Cash and cash equivalents                      $12,428      $10,982
        Short-term investments                           6,045        8,804
        Marketable securities                           67,180       65,265
                                                       --------     --------
          Total                                        $85,653      $85,051
                                                       ========     ========

     Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments con-sist of other fixed-income investments, maturing in one year or less. Marketable securities consist of equity securities and fixed-income securi-ties maturing in more than one year.

     Investment income consisted of the following (in thousands of dollars):

                                                 1994       1993       1992
                                               --------   --------   --------
        Interest income                         $3,629     $3,581     $3,344
        Dividend income                            827        640        369
        Net gain on sales of securities            341      1,969        698
                                               --------   --------   --------
            Total                               $4,797     $6,190     $4,411
                                               ========   ========    =======

     Proceeds from the sales of securities were $65,269,000 and $156,284,000 in 1994 and 1993, respectively. Gross realized gains and (losses) from these sales were $588,000 and $(247,000), in 1994, and $2,179,000 and $(210,000)
     in 1993. The specific identification method is used in computing realized gains and losses.

                                                                    (Continued)

     The Company's investment securities have been classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized  Aggregate
     December 31, 1994               Cost       Gains      Losses    Fair Value
                                 ----------  ----------  ----------  ----------
     Equity securities           $ 14,791    $     11    $   (976)   $ 13,826
     U.S. Government securities     7,949           -        (225)      7,724
     Municipal bonds               52,933         435      (1,893)     51,475
     Corporate debt                   200           -           -         200
                                 ----------  ----------  ----------  ----------
       Total                     $ 75,873    $    446    $ (3,094)   $ 73,225
                                 ==========  ==========  ==========  ==========

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized  Aggregate
     December 31, 1993               Cost       Gains      Losses    Fair Value
                                 ----------  ----------  ----------  ----------
     Equity securities           $ 15,305    $     80    $   (110)   $ 15,275
     U.S. Government securities     2,271           -           -       2,271
     Municipal bonds               50,567       2,562        ( 51)     53,078
     Corporate debt                 3,444           1           -       3,445
                                 ----------  ----------  ----------  ----------
       Total                     $ 71,587    $  2,643    $   (161)   $ 74,069
                                 =========   ==========  ==========  ==========

     The differences between amortized cost and aggregate fair value result in unrealized gains or losses, which are reported, net of tax, as a separate component of Stockholders' Equity.

     Contractual maturities of the fixed-income securities as of December 31, 1994 were as follows (in thousands of dollars):

                                                        Amortized
                                                           Cost    Fair Value
                                                        ---------  ----------
          Within one year                               $  5,957   $  6,045
          One through five years                          21,572     21,189
          Five through ten years                          13,967     13,307
          Over ten years                                  19,586     18,858
                                                        ---------  ---------
            Total                                       $ 61,082   $ 59,399
                                                        =========  =========

                                                                    (Continued)

(6)  OTHER INCOME (EXPENSE), NET

     Other income (expense), net was comprised of the following (in thousands of dollars):
                                                1994        1993        1992
                                              --------    --------    --------
         Gain (loss) on sales of
           publishing assets                  $   503     $   311     $  (374)
         (Loss) on disposals of
           property and equipment                 (44)         (8)       (476)
                                              --------    --------    --------
         Total                                $   459     $   303     $  (850)
                                              ========    ========    ========

(7)  DEBT

     Debt was as follows (in thousands of dollars):

                                                            December 31,
                                                         ----------------------
                                                           1994          1993
                                                         ---------    ---------
         Note payable, at 3-month secondary
           market CD rate plus 1/2%, paid in 1994        $     -      $ 4,000

         Note payable, 8-1/4%, paid in 1994                    -        1,411

         Others                                              107          107
                                                         ---------    ---------
                                                             107        5,518
         Less - current portion                                -        4,186
                                                         ---------    ---------
         Long-term portion                               $   107      $ 1,332
                                                         =========    =========

     During 1994, the Company arranged a two year, $10,000,000 unsecured re-volving line of credit to be used for letters of credit and corporate borrowing. The Company's borrowing rate options are at the prime rate or the secondary CD rate plus 1/2%, or the LIBOR rate plus 1/4%; facilities fees are immaterial. The arrangement contains certain restrictive cove-nants, with which the Company is in compliance. As of December 31, 1994, there had been no borrowings, but $400,000 of the credit line had been used to secure a letter of credit.


(8)  GOODWILL

     Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amortization of $3,270,000 in 1994 and $2,958,000 in 1993.

     Goodwill acquired prior to November 1, 1970, in the amount of $634,000, is not being amortized because, in management's opinion, it has continuing value.

                                                                    (Continued)

     Other goodwill is amortized on a straight-line basis, using forty years for the publishing acquisitions and ten years for the electronic information acquisitions. Amortization expense was $312,000 for 1994, $313,000 for 1993, and $334,000 for 1992.


(9)  INCOME TAXES

     Effective January 1, 1992, the Company adopted Statement of Financial Ac-counting Standards (SFAS) 109 - Accounting for Income Taxes, changing the accounting method for income taxes from the deferred method to the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attribut-able to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred assets and liabilities are measured using enacted tax rates which apply to taxable income in future years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for changes in tax rates will be recognized in the period that includes the enactment date.

     The total income tax expense (benefit) was allocated as follows (in thousands of dollars):

                                                      1994      1993      1992
                                                    --------  --------  --------
        Income before taxes and cumulative effects
          of accounting changes                     $ 4,397   $ 4,482   $ 3,718
        Stockholders' Equity -- Change in:
          Unrealized gain/loss on
            marketable securities                    (1,795)      902        34
          Foreign currency translation adjustment       (34)        4       (36)
                                                    --------  --------  --------
                Total                               $ 2,568   $ 5,388   $ 3,716
                                                    ========  ========  ========

     The provision for income taxes consisted of the following (in thousands of dollars):

                                            1994        1993        1992
                                          --------    --------    --------
           Taxes currently payable:
             Federal                      $ 2,873     $ 3,398     $ 6,198
             State and local                  286         383       1,046
                                          --------    --------    --------
                                            3,159       3,781       7,244
                                          --------    --------    --------
           Deferred tax provision:
             Federal                          995         571      (2,840)
             State and local                  243         130        (686)
                                          --------    --------    --------
                                            1,238         701      (3,526)
                                          --------    --------    --------
             Total                        $ 4,397     $ 4,482     $ 3,718
                                          ========    ========    ========

                                                                    (Continued)

     The deferred tax provision for 1993 includes a reduction of $310,000 for changes in tax rates enacted during that year. The 1992 amounts exclude tax benefits relating to the cumulative effects of accounting changes for postretirement benefits (Note 4) of $14,079,000 and for income taxes of $2,139,000.

     Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:
                                                          Percent of
                                                        Pretax Income
                                             -------------------------------
                                                1994        1993        1992
                                             ---------   ---------    --------
        Federal statutory rate                   35.0%       35.0%       34.0%
        Rate difference due to level
          of taxable income                       (.8)        (.9)          -
        State and local income taxes,
          net of Federal income tax benefit       2.2         2.0         1.8
        Goodwill amortization and other
          nondeductible expenses                  1.8         1.2         1.4
        Tax-exempt interest exclusion            (6.0)       (6.5)       (5.9)
        Adjustment to deferred taxes for
          enacted changes in tax rates              -        (2.0)          -
        Research and development credit          (2.4)        (.1)          -
        Dividends received exclusion             (1.2)        (.9)        (.7)
        Tax benefit from sale of business           -           -        (2.4)
        Others, net                              (1.2)         .7          .1
                                             ---------   ---------   ---------
          Total                                  27.4%       28.5%       28.3%
                                             =========   =========   =========

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                            December 31,
                                                    -------------------------
                                                       1994            1993
                                                    ---------       ---------
        Deferred tax assets:
          Other postretirement benefits             $ 19,041        $ 17,870
          Pension expense                              3,253           3,037
          Annual leave                                 1,724           1,566
          Inventories                                  1,610           1,443
          Others                                       3,002           1,808
                                                    ---------       ---------
            Total deferred tax assets                 28,630          25,724
                                                    ---------       ---------
        Deferred tax liabilities:
          Deferred selling expenses                  (13,333)         (9,778)
          Depreciation                                (2,535)         (2,780)
          Others                                         (97)         (1,144)
                                                    ---------       ---------
            Total deferred tax liabilities           (15,965)        (13,702)
                                                    ---------       ---------
               Net deferred tax assets              $ 12,665        $ 12,022
                                                    =========       =========

                                                                    (Continued)

     In the opinion of management, it is more likely than not that the existing deferred tax assets will be realized in future years, and no valuation al-lowance is necessary.


(10) OTHER BALANCE SHEET INFORMATION

     Certain year-end balances consisted of the following (in thousands of dollars):

                                                          1994         1993
                                                        ---------    ---------
        Receivables:
          Customers                                     $ 45,167     $ 36,576
          Others                                           5,417        5,981
          Allowance for doubtful accounts                 (1,446)      (1,376)
                                                        ---------    ---------
            Total                                       $ 49,138     $ 41,181
                                                        =========    =========

                                                          1994         1993
                                                        ---------    ---------
        Inventories:
          Materials and supplies                        $  4,273     $  4,579
          Work in process                                    246           94
          Finished goods                                   2,314        2,302
                                                        ---------    ---------
            Total                                       $  6,833     $  6,975
                                                        =========    =========

     Inventories are valued at the lower of cost (principally average cost method) or market.

                                                          1994         1993
                                                        ---------    ---------
        Property and Equipment (at cost):
          Land                                          $  5,176     $  5,176
          Buildings and improvements                      48,145       47,864
          Furniture, fixtures and equipment               58,382       53,832
          Accumulated depreciation                       (52,888)     (45,490)
                                                        ---------    ---------
            Total                                       $ 58,815     $ 61,382
                                                        =========    =========

     The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements and 5 to 11 years for furniture, fixtures and equipment. Depreciation expense was $8,758,000 in 1994, $8,605,000 in 1993, and
     $7,702,000 in 1992. Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                                                    (Continued)

                                                    1994         1993
                                                  --------     --------
        Other assets:
          Amortizable assets
            Customer lists                        $   912      $   605
            Film production costs                   1,749        1,599
            Lease commissions                         468          533
            Software                                    5            7
            Editorial service agreement                 -           48
            Non-compete agreements                      -          139
                                                  --------     --------
                                                    3,134        2,931
          Notes and other receivables                 581          737
                                                  --------     --------
            Total                                 $ 3,715      $ 3,668
                                                  ========     ========

     Film production costs are amortized using the revenue forecast method. Other amortizable assets are expensed evenly over their respective esti-
     mated lives, ranging from 3 to 10 years.   Amortization expense for these
     assets was $786,000 in 1994, $1,308,000 in 1993, and $1,436,000 in 1992.

     Accumulated amortization for customer lists, the editorial service agree-ment, non-compete agreements, and other intangible assets was $288,000 in 1994, $4,322,000 in 1993, and $3,511,000 in 1992.

                                                          1994         1993
                                                        ---------    ---------
        Payables and accrued liabilities:
          Accounts payable                              $ 16,179     $ 15,569
          Employee compensation and benefits              11,945       10,795
          Postretirement benefits                          1,088        2,628
          Income taxes                                         8           38
                                                        ---------    ---------
            Total                                       $ 29,220     $ 29,030
                                                        =========    =========

(11) COMMITMENTS AND CONTINGENCIES

     The Company has non-cancelable operating leases for office space, data processing equipment, and vehicles. Total rent expense was $3,699,000 in 1994, $3,673,000 in 1993, and $3,971,000 in 1992 (net of sublease income of
     $105,000, $195,000, and $149,000, respectively).

     As of December 31, 1994, future minimum lease payments under non-cancelable operating leases, were as follows: 1995 - $3,467,000; 1996 - $3,345,000;
     1997 - $2,752,000; 1998 - $2,651,000; 1999 - $2,632,000; thereafter -
     $2,339,000.

     The Company has ongoing service agreements with software authors and a multi-year agreement with a key employee of one of its subsidiaries. The Company's total financial commitment related to these agreements is $1,063,000 for the year 1995.

                                                                    (Continued)

     The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidat-ed financial statements.

(12) STOCKHOLDERS' EQUITY

     Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to employees and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over an-other upon declaration of dividends or liquidation.

     During 1993, the Company's Certificate of Incorporation was amended to in-crease the authorized Class B stock shares by 500,000 shares and decrease the authorized Class A stock shares by 500,000 shares, so as to ensure that future retirees will have the option of exchanging their Class A stock for Class B stock upon retirement. As of December 31, 1994, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000, respectively.

     The Company's commitment to employee ownership is supported by its policy to repurchase all Class B and Class C stock tendered by shareholders. As of December 31, 1994, Class B and Class C stock having a total market value of $220,000 are known or expected to be tendered during 1995. The Company, as a matter of policy, is also committed to repurchase any Class A stock tendered by shareholders to the Stock Purchase & Transfer Plan Trustee which the Trustee is unable to purchase with proceeds from the sale of Class A stock to employees.

                                                                    (Continued)

     Treasury share transactions were as follows:

                                                   Treasury Stock Shares
                                            ------------------------------------
                                             Class A      Class B      Class C
                                            ----------  -----------  -----------
      Balance, January 1, 1992              3,011,483      124,079       50,250

      Sale of Class A shares to employees    (170,953)         -            -
      Repurchase of shares                      3,255       36,513        4,737
      Conversion of Class A shares to
        Class B shares                        136,806     (136,806)         -
                                           -----------  -----------  -----------
      Balance, December 31, 1992            2,980,591       23,786       54,987

      Sale of Class A shares to employees    (143,536)         -            -
      Repurchase of shares                     17,502       86,457        7,455
      Conversion of Class A shares to
        Class B shares                        110,243     (110,243)         -
      Exchange of Class A shares for
        newly issued Class B shares           324,645          -            -
                                           -----------  -----------  -----------
      Balance, December 31, 1993            3,289,445            0       62,442

      Sale of Class A shares to employees    (260,936)         -            -
      Repurchase of shares                        -        148,992       13,006
      Conversion of Class A shares to
        Class B shares                         41,441      (41,441)         -
      Exchange of Class A shares for
        newly issued Class B shares             7,483          -            -
                                           -----------  -----------  -----------
      Balance, December 31, 1994            3,077,433      107,551       75,448
                                           ===========  ===========  ===========

     Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 8,599,118 in 1994, 8,549,522 in 1993, and 8,458,109 in 1992.

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

                                                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                         THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                                     YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                                                               (In Thousands of Dollars)

- ---------------------------------------------------------------------------------------------------------------------
              Column A                          Column B            Column C             Column D      Column F
- ---------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                                -------------------------
                                                                  (l)            (2)
                                                                             Charged to
                                                 Balance at   Charged to       other                    Balance at
           Description                           beginning     costs and      accounts--  Deductions      end of
                                                 of period     expenses       describe     describe       period
- ---------------------------------------------------------------------------------------------------------------------
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:
  Allowance for Doubtful Accounts Receivable:
    Year ended December 31, 1994                  $1,376          $825          $ (80)(a)      $675(b)      $1,446
    Year ended December 31, 1993                     984           685            277 (a)       570(b)       1,376
    Year ended December 31, 1992                     970           709              -           695(b)         984

  Allowance for Note Receivable:
    Year ended December 31, 1994                     493             -              -           493(c)           -
    Year ended December 31, 1993                     607             -              -           114(c)         493
    Year ended December 31, 1992                     623             -              -            16(c)         607






Notes:
    a
(a)         Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.
    b
(b)         Net accounts written off.
    c
(c)         Change in estimate.


                                                PART II
                                                -------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            -----------------------------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1994 or through the date of this Form 10-K.


                                               PART III
                                               --------
Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 1994. Such information is incorporated herein by reference.


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

Item 11.         Executive Compensation
                 ----------------------
The information required under this Item 11 is contained in the Proxy Statement under the headings "IV. EXECUTIVE COMPENSATION" and "V. EMPLOYEE BENEFIT PLANS" and is incorporated herein by reference.

Item 12.         Security Ownership of Beneficial Owners and Management
                 ------------------------------------------------------
The information required under this Item 12 is contained in the Proxy Statement under the heading "I. ELECTION OF DIRECTORS" and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions
                 ----------------------------------------------
The information required under this Item 13 is contained in the Proxy Statement under the heading "IV. EXECUTIVE COMPENSATION" and is incorporated herein by reference.

                                                PART IV
                                                -------

Item 14.         Exhibits, Financial Statement Schedules, and Report on
                 Form 8-K
                 ------------------------------------------------------

                 The following documents are filed as part of this report.

(a)(1)           Financial Statements:                                 Page
                 ---------------------                                 ----
                 Report of Independent Auditors                          22

                 Consolidated Balance Sheets as of December 31,
                 1994 and 1993.                                       24-25

                 Consolidated Statements of Income, Consolidated
                   Statements of Cash Flows, and Consolidated
                   Statements of Changes in Stockholders' Equity
                   for each of the years ended December 31, 1994,
                   1993, and 1992                                 23, 26-28

                 Notes to Consolidated Financial Statements           29-41


   (2)           Financial Statement Schedules:
                 ------------------------------
                 Report of Independent Auditors as to the
                   financial statement schedules                         22

   VIII          Valuation and Qualifying Accounts and Reserves          42


                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)           Exhibits:
                 ---------
    3.1          Certificate of Incorporation, as amended ****

    3.2          By laws, as amended **

   11 Statement re: Computation of Per Share Earnings is contained in the 1994 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page 40 of this Form 10-K.

   22            Subsidiaries of the Registrant. *

   24.1 Consent of Independent Auditors for 1994, 1993 and 1992 financial statements.

   28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 15, 1995 ***

   28.2 Annual Report on Form 11-K related to the Company's Deferred Stock Purchase Plan for the fiscal year ended December 31, 1994. *

   *             Filed herewith.

   ** Incorporated by reference to the Company's 1988 Form 10-K, Commission File Number 2-28286, filed on March 30, 1989. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

   ***           Previously filed with the Securities and Exchange Commission.

   **** Incorporated by reference to the Company's 1993 Form 10-K, Commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                 Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)              Reports on Form 8-K:
                 --------------------
                 No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

                                           SIGNATURE
                                           ---------
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE BUREAU OF NATIONAL AFFAIRS, INC.

                       By: s\  William A Beltz
                          -------------------------------------------
                            William A. Beltz, Chief Executive Officer

                     Date:  March 9, 1995
                          -----------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

By: s\  William A. Beltz                   By: s\  George J. Korphage
   ------------------------------             --------------------------------
    William A. Beltz,                         George J. Korphage,
    Chief Executive Officer                   Vice President and Chief Financial
     Director                                 Officer (Chief Accounting Officer)
                                              Director


Date: 3/9/95                               Date: 3/9/95
     -----------------------------               -----------------------

By: s\ Jacqueline M. Blanchard  3/9/95     By:  s\  John V. Schappi       3/9/95
   --------------------------- -------        -------------------------- -------
      Jacqueline M. Blanchard   Date        John V. Schappi                Date


By: s\  John P. Boylan          3/9/95     By: s\  Frederick A. Schenck   3/9/95
   --------------------------- -------        -------------------------- -------
      John P. Boylan            Date          Frederick A. Schenck         Date


By: s\  Robert B. Brooks        3/9/95     By: s\  Mary Patricia Swords   3/9/95
   --------------------------- -------        -------------------------- -------
      Robert B. Brooks          Date          Mary P. Swords              Date


By: s\  Christopher R. Curtis   3/9/95     By: s\  Daniel W.Toohey        3/9/95
   --------------------------- -------        -------------------------- -------
     Christopher R. Curtis      Date          Daniel W. Toohey             Date


By: s\  Sandra C. Degler        3/9/95     By:
   --------------------------- -------        -------------------------- -------
     Sandra C. Degler           Date          Loene Trubkin                Date


By: s\  Kathleen D. Gill        3/9/95     By: s\  Paul N. Wojcik         3/9/95
   --------------------------- -------        -------------------------- -------
     Kathleen D. Gill           Date          Paul N. Wojcik               Date


By: s\  Anthony A. Harris       3/9/95
   --------------------------- -------
     Anthony A. Harris          Date

                              EXHIBIT INDEX
                              -------------

Exhibit                                                    Sequential Page
Number                      Description                         Number
- -------                     -----------                    ---------------

 3.1              Certificate of Incorporation, as amended           ***

 3.2              By laws, as amended                                  *

11                Statement re:  Computation of Per Share Earnings
                    is contained in the 1994 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity,"

22                Subsidiaries of the Registrant                      48

24.1              Consent of Independent Auditors for 1994, 1993,
                    and 1992 financial statements.                    49

28.1              Proxy Statement for the Annual Meeting of
                    Stockholders to be held on April 15, 1995         **

28.2              Annual Report on Form 11-K related to the
                    Company's Deferred Stock Purchase Plan for
                    the fiscal year ended December 31, 1994           50

                  * Incorporated by reference to the Company's
                    1988 Form 10-K, Commission File Number 2-28286, filed on March 30, 1989. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                  ** Previously filed with the Securities and Exchange
                     Commission.

                  *** Incorporated by reference to the Company's 1993
                      Form 10-K,Commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                                                              EXHIBIT 22



                       SUBSIDIARIES OF REGISTRANT

                                  STATE OF
                                INCORPORATION       RELATIONSHIP
                                -------------       ------------

BNA Communications Inc.           Delaware      100% owned by Registrant

BNA International Inc.            Delaware      100% owned by Registrant

BNA Washington Inc.               Delaware      100% owned by Registrant

The McArdle Printing Co., Inc.    Delaware      100% owned by Registrant

Pike & Fischer, Inc.              Delaware      100% owned by Registrant

Tax Management Inc. (a)           Delaware      100% owned by Registrant

BNA Holdings Inc.                 Delaware      100% owned by Registrant




(a) Tax Management Inc. owns 100% of TM Holding Company Inc., a Delaware corporation.

                                                              EXHIBIT 24.1

                        CONSENT OF INDEPENDENT AUDITORS


The Board Of Directors and Stockholders
The Bureau of National Affairs, Inc.

We consent to the incorporation by reference in the registration statement (No. 33-58061) on Form S-8 of The Bureau of National Affairs, Inc., filed on March 14, 1995, of our report dated February 21, 1995, relating to the consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows and related consolidated financial statement schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993, annual report on Form 10-K of The Bureau of National Affairs, Inc.

                                                  s\  KPMG Peat Marwick LLP
                                                  --------------------------
                                                   KPMG Peat Marwick LLP
Washington, D.C.
March 24, 1995

                   Securities and Exchange Commission

                         Washington, D.C. 20549

                                FORM 11-K

(Mark One)
   ( X ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1994
                          -----------------------------------------------
                                   OR
   (   )    TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________
Commission file number  2-28286, as exhibit 28.2
                      ---------------------------------------------------
A. Full title of the plan and the address of the plan, if different from that of the issuer named below:
      THE BNA DEFERRED STOCK PURCHASE PLAN

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

      The Bureau of National Affairs, Inc.
      1231 25th Street, N. W.
      Washington, D. C.  20037

      Index to form 11-K:                                        Page
                                                                 ----
            Financial Statements -
                Report of Independent Auditors                    53
                Statements of Net Assets Available for Benefits
                  December 31, 1994 and 1993                      54
                Statements of Changes in Net Assets Available
                  for Benefits-Years Ended December 31, 1994,
                  1993, and 1992                                  55
                Notes to Financial Statements - December 31,
                  1994, 1993, and 1992                         56-58
                Financial Statement Schedules                  59-60

                                SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Deferred Stock Purchase Plan Administrative
            Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

            THE BNA DEFERRED STOCK PURCHASE PLAN


            Date: March 24, 1995
                 --------------------------------

            By:  s\  Paul N. Wojcik
               ----------------------------------
                  Paul N. Wojcik,
                  Chairman of the Administrative Committee
                  of The BNA Deferred Stock Purchase Plan

                  THE BNA DEFERRED STOCK PURCHASE PLAN


              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1994
          AND 1993, TOGETHER WITH INDEPENDENT AUDITORS' REPORT

                      Independent Auditors' Report
                      ----------------------------



To the Administrative Committee of
The BNA Deferred Stock Purchase Plan:

We have audited the accompanying statement of net assets available for benefits of The BNA Deferred Stock Purchase Plan (the Plan) as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1994 in accordance with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of investments at fair value and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                s\  KPMG Peat Marwick LLP
                                               ---------------------------
                                                 KPMG Peat Marwick LLP
Washington, D.C.
March 10, 1995

                     THE BNA DEFERRED STOCK PURCHASE PLAN

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                          DECEMBER 31, 1994 AND 1993


                                                    1994          1993
                                                -----------    -----------
Investments, at fair value (Note 2)
  (Cost of $16,981,162 in 1994
  and $14,375,338 in 1993)                      $25,270,784    $21,586,562

Cash                                                124,695         86,613
                                                -----------    -----------
    Net assets available for benefits           $25,395,479    $21,673,175
                                                ===========    ===========















                See accompanying notes to financial statements.


                     THE BNA DEFERRED STOCK PURCHASE PLAN

          STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                               1994           1993            1992
                                            ------------   -----------    -----------
Additions to net assets attributed to:
Investment income
  Dividends (Note 1)                        $   978,785    $   903,129    $   761,970
  Interest                                        2,804          2,487          3,644
  Unrealized appreciation of
    investments (Note 2)                      1,615,176      2,982,268        441,686
                                            ------------   ------------   ------------
                                              2,596,765      3,887,884      1,207,300

Contributions by participants (Note 1)        2,583,564      1,942,839      2,056,977
                                            ------------   ------------   ------------
 Total additions                              5,180,329      5,830,723      3,264,277
                                            ------------   ------------   ------------

Deductions from net assets attributed to:
Distributions to participants (Note 1)        1,457,723      1,290,181      1,110,470
Administrative costs (Note 3)                       302            390          1,204
                                            ------------   ------------   ------------
 Total deductions                             1,458,025      1,290,571      1,111,674
                                            ------------   ------------   ------------
   Net increase                               3,722,304      4,540,152      2,152,603

Net assets available for benefits:
   Beginning of year                         21,673,175     17,133,023     14,980,420
                                            ------------   ------------   ------------
   End of year                              $25,395,479    $21,673,175    $17,133,023
                                            ============   ============   ============










                    See accompanying notes to financial statements.


                  THE BNA DEFERRED STOCK PURCHASE PLAN

                      NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


(1)   SUMMARY DESCRIPTION OF PLAN

      The BNA Deferred Stock Purchase Plan (the "Plan") is a contributory benefit plan sponsored by The Bureau of National Affairs, Inc. (the "Company"), for the benefit of employees of the Company and certain of its subsidiaries. The Plan was established in 1982 with an effective date of January 1, 1983, and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan is designed to provide benefits to participants or their beneficiaries, and encourages savings through investments in the Company's Common Stock.

      Employees are eligible to participate in the Plan upon completion of one full year of service. To participate, eligible employees authorize the Company to contribute, on their behalf, a salary reduction contribution to a Trust (the "Trust") established by the Plan. Such contributions may be between 1% and 15% of the participant's compensation for each Plan year, subject to certain ceiling limitations provided in the Plan, by tax laws, and by ERISA.


      The Trust maintains separate accounts for each participant in the Plan. These accounts are credited with the participants' salary reduction contributions and dividend income. These cash balances are used to purchase shares of Company Class A Common Stock, which are credited to the accounts of the individual participants. Share and cash balances in the participants' accounts are fully vested. Distributions of participants' equity can be made in the event of retirement, death, qualifying hardships, total and permanent disability, or other severance of service. If upon terminating employment, a participant's account value exceeds $3,500, the participant may opt to delay distribution until reaching age 59 1/2.


      The Company's Class A Common Stock may only be purchased by employees. Former employees and, in some cases, their beneficiaries may hold Class A Common Stock for up to three years. The Company's Class B Common Stock is issued to employees in exchange for Class A Common Stock upon their retirement. The Company's Class C Common Stock is issued in exchange for Class A Common Stock to employees

                                                                    (Continued)
      of any subsidiary, upon disposition of the subsidiary. The Trust may re-deem or exchange Class A Common Stock for cash, Class B, or Class C Common Stock, if necessary to comply with the above ownership restrictions. Proceeds from such exchanges are held for the Plan participants in their accounts. Dividends received from Class B and Class C Common Stock are not reinvested in Company stock, but earn interest in a money market account.

      An administrative committee appointed by the Company's Board of Directors acts as administrator of the Plan. An officer of the Company serves as the Trustee.

(2)   INVESTMENTS

      At December 31, 1994, the Trust held 1,078,843 shares of the Company's Class A Common Stock, 69,829 shares of the Company's Class B Common Stock, and none of the Company's Class C Common Stock, each valued at $22.00 per share, for 1,049 plan participants. At December 31, 1993, the Trust held 973,207 shares of the Company's Class A Common Stock, 77,580 shares of the Company's Class B Common Stock and 2,216 shares of the Company's Class C Common Stock, each valued at $20.50 per share, for 954 plan participants.

      The fair value of the stock is set solely by the Company's Board of Directors semiannually for the Stock Purchase and Transfer Plan
      (SPTP). The SPTP is the primary market for sale and purchase of the Company's Class A Stock. The Plan values its investments in the Company's stock at the then most current price fixed for the SPTP market.

                                                                    (Continued)

      The following information summarizes the Plan's investment and distribution transactions during 1993 and 1994 involving the Company's Common Stock.
                                                    Number        Fair
                                                  of Shares       Value
                                                  ---------    -----------
      Balance, January 1, 1993                     973,553     $17,037,178

      Acquired                                     143,536       2,781,133

      Distributed to participants                  (64,086)     (1,214,017)

      Appreciation during the year in the
       market value of shares of Company
       stock held at year end                         -          2,982,268
                                                  ---------   ------------
      Balance, December 31, 1993                  1,053,003     21,586,562

      Acquired                                      163,159      3,496,349


      Distributed to participants                   (67,490)    (1,427,303)

      Appreciation during the year in the
       market value of shares of Company
       stock held at year end                         -          1,615,176
                                                  ---------    -----------
      Balance, December 31, 1994                  1,148,672    $25,270,784
                                                  =========    ===========

      The Company's Board of Directors have fixed the fair value of the stock at $24.00 per share, effective March 27, 1995.

(3)   ADMINISTRATIVE COSTS

      The Company pays most of the administrative costs of the Plan. Such costs are not reflected in the accompanying financial statements.

(4)   INCOME TAXES

      The Internal Revenue Service issued a determination letter for the Plan on April 2, 1986, which stated that the Plan and its underlying trust qualify under the applicable provisions of the Internal Revenue Code and therefore are exempt from federal income taxes.
      The Plan has since been amended to conform with current tax law changes. It is the intent of the Plan's management that the Plan remain qualified and its underlying trust remain tax exempt under the applicable provisions of the Internal Revenue Code.

                                                                    Schedule 1



                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                        THE BNA DEFERRED STOCK PURCHASE PLAN

                              INVESTMENTS AT FAIR VALUE
                                  DECEMBER 31, 1994


                                                        Fair
           Description                                  Value          Cost
- ---------------------------------------             ------------   ------------
1,148,672 shares BNA, Inc. Common Stock             $ 25,270,784   $ 16,981,162

                                                                    Schedule 2



                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                        THE BNA DEFERRED STOCK PURCHASE PLAN


                         SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED DECEMBER 31, 1994




                                           Number of     Purchase
 Number                                    Purchases     Price or
of Shares        Description               or Sales      Proceeds        Gain
- ---------  ------------------------        ---------    ----------     --------
           Purchases:
 163,159     BNA, Inc. Common Stock             36      $3,496,349          -

           Sales:
  67,490     BNA, Inc. Common Stock             93       1,427,303     $536,778




















Note: The items listed above represent transactions or a series of transactions which are in excess of 5% of the market value of Plan assets at January 1, 1994, ($1,079,328) and are reportable under Section 2520.103.6 of Chapter XXV of the Department of Labor Employee Retirement Income Security Act annual reporting requirements.

                                                           EXHIBIT 24.1

                         CONSENT OF INDEPENDENT AUDITORS


The Administrative Committee of
The Bureau of National Affairs, Inc.

We consent to the incorporation by reference in the registration statement (No. 33-58061) on Form S-8 of The Bureau of National Affairs, Inc., filed on March 14, 1995, of our report dated March 17, 1995 relating to the statement of net assets available for benefits of the BNA Deferred Stock Purchase Plan as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 annual report on Form 11-K of the BNA Deferred Stock Purchase Plan.




                                           s\  KPMG Peat Marwick LLP
                                           -------------------------
                                            KPMG Peat Marwick LLP



Washington, D.C.
March 24, 1995