Form 10-Q
period 1995-03-25
BUREAU OF NATIONAL AFFAIRS INC
filed 1995-05-04
CIK 15393

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended  March 25, 1995
                      ------------------------------------------------
                               or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to
                               --------------   ----------------------

Commission File Number:  2-28286
           The Bureau of National Affairs, Inc.
- ----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                      53-0040540
- ----------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
- ----------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


                                               (202) 452-4200
- ----------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to the filing requirements for the past 90
days.    Yes ___X___   No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 1995 was 3,487,896 Class A common shares, 4,819,666 Class B common shares, and 430,312 Class Common shares.

                                    - 2 -

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE 12-WEEKS ENDED MARCH 25, 1995 and MARCH 26, 1994
                                (Unaudited)
                        (In Thousands of Dollars)

                                                    12 Weeks Ended
                                             -------------------------------
                                             March 25, 1995   March 26, 1994
OPERATING REVENUES                           $      49,516    $      46,323
                                             -------------------------------
OPERATING EXPENSES:
   Editorial, production and distribution           27,997           26,675
   Selling                                          12,262           10,725
   Advertising adjustment                              474               --
   General and administrative                        7,124            7,207
   Profit sharing                                      248              136
                                             --------------   --------------
                                                    48,105           44,743
                                             --------------   --------------
       Operating Profit                              1,411            1,580
                                             --------------   --------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                 1,347            1,162
   Interest Expense                                     (5)             (57)
   Other Income (Expense), Net                       3,234               25
                                             --------------   --------------
TOTAL NON-OPERATING INCOME                           4,576            1,130
                                             --------------   --------------
INCOME BEFORE INCOME TAXES                           5,987            2,710
PROVISION FOR INCOME TAXES                           1,971              744
                                             --------------   --------------
NET INCOME                                   $       4,016    $       1,966
                                             ==============   ==============
EARNINGS PER SHARE                           $         .46    $         .23
                                             ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING              8,676,128        8,573,606
                                             ==============   ==============

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    MARCH 25, 1995 AND DECEMBER 31, 1994
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                      March 25,   December 31,
                       ASSETS                            1995         1994
                       ------                        -------------------------
CURRENT ASSETS:
    Cash and cash equivalents                         $  21,094    $  12,428
    Short-term investments, at fair value                18,647        6,045
    Accounts receivable (net of
     allowance for doubtful accounts
     of $1,236 in 1995 and $1,446 in 1994)               37,393       49,138
    Inventories, at lower of average
       cost or market                                     7,449        6,833
    Prepaid expenses                                      2,111        2,600
    Deferred selling expenses                            32,195       33,129
                                                     -----------   ----------
         Total current assets                           118,889      110,173
                                                     -----------   ----------
MARKETABLE SECURITIES                                    67,682       67,180
                                                     -----------   ----------
PROPERTY AND EQUIPMENT - at cost:
    Land                                                  4,250        5,176
    Building and improvements                            48,310       48,145
    Furniture, fixtures and equipment                    59,150       58,382
                                                     -----------   ----------
                                                        111,710      111,703
    Less-Accumulated depreciation                        54,896       52,888
                                                     -----------   ----------
         Net property and equipment                      56,814       58,815
                                                     -----------   ----------
DEFERRED INCOME TAXES                                    19,506       20,853
                                                     -----------   ----------
GOODWILL                                                  9,790        9,863
                                                     -----------   ----------
OTHER ASSETS                                              3,711        3,715
                                                     -----------   ----------
         Total assets                                 $ 276,392    $ 270,599
                                                     ===========   ==========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 25, 1995 AND DECEMBER 31, 1994
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                      March 25,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1995         1994
- -------------------------------------                 ------------------------
CURRENT LIABILITIES:
    Accounts payable                                  $  16,292    $  16,179
    Employee compensation and benefits
      payable                                            12,543       13,033
    Income taxes payable                                    820            8
    Deferred income taxes                                 7,869        8,188
    Deferred subscription revenue                       117,495      120,579
    Dividends payable                                     4,107           --
                                                      ----------   ----------
         Total current liabilities                      159,126      157,987

POSTRETIREMENT BENEFITS, less current portion            55,588       54,202

LONG-TERM DEBT, less current portion                        107          107

OTHER LIABILITIES                                         3,196        3,260
                                                      ----------   ----------
         Total liabilities                              218,017      215,556
                                                      ----------   ----------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
        shares; issued 6,478,864 shares                   6,479        6,479
      Class B - Nonvoting; authorized
        5,300,000 shares; issued 4,926,973 shares         4,927        4,927
      Class C - Nonvoting; authorized
        1,000,000 shares; issued 506,336 shares             506          506
    Additional paid-in capital                           24,245       22,722
    Retained earnings                                    40,737       40,828
    Treasury stock at cost - 3,174,299 shares
      in 1995 and 3,260,432 in 1994                     (18,232)     (18,604)
    Net unrealized gain on marketable securities           (224)      (1,722)
    Foreign currency translation adjustment                 (63)         (93)

      Total stockholders' equity                         58,375       55,043
                                                      ----------   ----------
      Total liabilities and stockholders' equity      $ 276,392    $ 270,599
                                                      ==========   ==========

                                    - 5 -


                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE 12-WEEKS ENDED MARCH 25, 1995 and MARCH 26, 1994
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                              12 Weeks Ended
                                                       -------------------------------
                                                       March 25, 1994   March 26, 1994
                                                       -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $       4,016    $       1,966
  Items with different cash requirements
   than reflected in net income--
     Deferred subscription revenue                            (2,549)            (173)
     Depreciation and amortization                             2,315            2,216
     Accrued postretirement benefits expense                   1,386            1,895
     Provision for deferred income taxes                         205             (420)
     Deferred selling expenses                                   732           (1,001)
     (Gain) on sales of securities                               (35)            (200)
     (Gain) on disposals of property and equip                (2,408)              --
     (Gain) on sales of businesses and publica                  (821)             (25)
     Others                                                     (263)            (196)
  Changes in operating assets and liabilities--
     Accounts receivable                                      11,980           10,041
     Accounts payable and accrued liabilities                 (1,833)          (5,754)
     Inventory                                                  (628)            (207)
     Film production costs                                       (84)            (161)
     Other assets and liabilities--net                           392              896
                                                       --------------   --------------
Net cash provided from operating activities                   12,405            8,877
                                                       --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
     Purchase of equipment and furnishings                    (1,188)          (1,385)
     Building improvements                                      (165)             (46)
     Proceeds from sale of businesses and publ                   900               65
     Proceeds from sales of property                           3,353               --
                                                       --------------   --------------
Net cash provided by (used for) capital expenditures           2,900           (1,366)

Investment portfolio--
     Proceeds from sales and maturities                        8,809           20,316
     Purchases                                               (17,343)         (18,516)
                                                       --------------   --------------
Net cash provided by (used for) investment portfolio          (8,534)           1,800
                                                       --------------   --------------
Net cash provided from (used in) investing activities         (5,634)             434
                                                       --------------   --------------


                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 12-WEEKS ENDED MARCH 25, 1995 and MARCH 26, 1994
                                (Unaudited)
                         (In Thousands of Dollars)

                                                                12 Weeks Ended
                                                      ----------------------------------
                                                       March 25, 1995    March 26, 1994
                                                      ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of capital stock to employees                $       1,962    $       1,715
     Purchase of treasury stock                                  (67)             (90)
     Repayments of borrowings                                     --           (4,032)
                                                       --------------   --------------
Net cash provided from (used in) financing act                 1,895           (2,407)
                                                       --------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      8,666            6,904

CASH AND CASH EQUIVALENTS, beginning of period                12,428           10,982
                                                       --------------   --------------
CASH AND CASH EQUIVALENTS, end of period               $      21,094    $      17,886
                                                       ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                     $           5    $          52
     Income taxes paid                                            24               28


      7                              -7-

                   THE BUREAU OF NATIONAL AFFAIRS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 25, 1995
                                (UNAUDITED)

NOTE 1:  General
- -------------------
     The information in this report has not been audited. Results for the twelve weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis, except as described in Note 4.


     Notes contained in the 1994 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1994 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories
- -----------------------
     Inventories consisted of the following (in thousands):

                                    March 25, 1995     December 31, 1994
                                    --------------     -----------------
     Materials and supplies             $4,890                $4,273
     Work in process                       223                   246
     Finished goods                      2,336                 2,314
                                       --------              --------
                                        $7,449                $6,833
                                       ========              ========
NOTE 3:   Stockholders' Equity
- ---------------------------------
     Treasury stock as of March 25, 1995 and December 31, 1994, respectively, consisted of: Class A, 2,990,968 and 3,077,433 shares; Class B, 107,307 and 107,551 shares; and Class C, 76,024 and 75,448 shares.

NOTE 4:   Advertising Adjustment
- -----------------------------------
     On January 1, 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising". SOP 93-7 requires expensing advertising costs as they are incurred. Previously, these costs were deferred and expensed over subscription terms, typically one year. During 1995, in addition to expensing advertising costs as incurred, $2.1 million of advertising costs deferred as of December 31, 1994, must also be expensed consistent with the previous amortization policy. The expense adjustment for previously deferred advertising costs amounted to $474,000 in the first quarter.

                                   PART I

Item 2.       Management's Discussion and Analysis of Results of
- --------      Operations and Financial Position

     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 1994 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 1994 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

RESULTS OF OPERATIONS
- ------------------------
Twelve weeks 1995 compared to twelve weeks 1994
- --------------------------------------------------
     Consolidated net income of $4.0 million in the twelve weeks ended March 25, 1995 was double the net income recorded for the first twelve weeks of 1994. First quarter consolidated revenues of $49.5 million increased $3.2 million, or 6.9 percent, operating expenses were up 7.5 percent, and non-operating income increased $3.4 million.

     Service revenues (subscriptions and online products) amounted to
89.8 percent of consolidated revenues for the quarter and were up 7.2 percent due to growth in the combined subscription revenue base for print and CD-ROM products. New sales were up 17.8 percent, mainly due to high subscription sales of CD products. Not all of these sales will translate directly into additional revenue for the Company, as some print subscriptions are canceled in favor of a CD product.

     Other revenues increased 4.0 percent. Training media sales increased 19.2 percent and Software division revenues were up 12.2 percent. Printing sales increased marginally but Book division sales declined.

     Operating expenses increased 7.5 percent compared to the prior year due to higher salaries, increased postage and paper rates, higher CD production costs due to increasing circulations and new products, higher selling expenses related to record new sales, and an accounting adjustment for advertising expenses required by SOP 93-7. The operating expense increase was mitigated by lower press runs for some products and the discontinuance of a costly print product in June of 1994.

     The accounting change required by SOP 93-7 is that all advertising costs now be expensed as incurred. Previously, advertising costs were deferred and expensed over subscription terms, typically one year. Implementing this change will increase 1995 operating expenses because current advertising must now be expensed, and in addition, $2.1 million of previously deferred advertising costs also must be expensed. The expense adjustment for previously deferred advertising costs amounted to $474,000 in the first quarter. Excluding the effect of SOP 93-7, consolidated operating profit rose 19.3 percent.

     First quarter non-operating income includes $3.2 million in gains on the sale a former printing plant site, and the sale of California state-specific publications. Investment income increased 15.9 percent due to higher market yields and larger portfolio balances.

     Earnings per share for the first twelve weeks of 1995 were $.46 per share compared to $.23 per share for 1994.

     First quarter earnings are not indicative of expected full year results. The large gains from asset sales are one-time events which, by year-end, will largely be offset by the additional expense of the SOP 93-7 advertising adjustment described above.


FINANCIAL POSITION
- ---------------------
     Cash provided from operating activities was $12.4 million in the first twelve weeks of 1995, compared to $8.9 million for the first twelve weeks of 1994. Operating expenditures decreased 1.6 percent from 1994. Customer receipts increased 4.9 percent.

     Cash used in investing activities netted to $5.6 million, reflecting an $8.5 million increase in Company's investment portfolio and capital expenditures of $1.4 million, partially offset by $4.3 million in proceeds from sales of assets.

     The Company received $1.9 million in cash from the sale of Class A capital stock to employees, net of repurchased capital stock.

     With over $107 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                                   PART II
                                   -------
Item 1            Legal Proceedings
- ---------
                  There were no material legal proceedings during the first twelve weeks of 1995.

Item 2            Change in Securities
- ---------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
- ---------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
- ---------         Holders

                  The annual meeting for stockholders' was held
                  April 15, 1995. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

                  Results of the election of directors are included in the attached letter to stockholders dated April 18, 1995.

Item 5            Other Information
- ---------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
- ---------
                  No reports were filed on Form 8-K during the quarter ended March 25, 1995.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ---------------------------------------
                  Registrant



May 3, 1995       s\     William A. Beltz
- -----------       ---------------------------------------
   Date           William A. Beltz
                  President and Chief Executive Officer



May 3, 1995       s\     George J. Korphage
- -----------       ---------------------------------------
   Date           George J. Korphage
                  Vice President and Chief Financial Officer

THE BUREAU OF NATIONAL AFFAIRS, INC.
Cynthia J. Bolbach                                             (202) 452-4580
Corporate Secretary                                        Fax:(202) 452-4226
                                                      E-mail:cbolbach@bna.com

                                             April 18, 1995


Dear BNA Stockholder:

     At the 49th annual meeting of stockholders held April 15, 1995, the following individuals were elected as members of the Corporation's Board of Directors for the ensuing year: William A. Beltz, Jacqueline
M. Blanchard, Jack Boylan, Robert B. Brooks, Sandra C. Degler, Kathleen
D. Gill, Jack Jenc, Eileen Z. Joseph, George J. Korphage, John V. Schappi, Frederick A. Schenck, Mary Patricia Swords, Daniel W. Toohey, Loene Trubkin, and Paul N. Wojcik.

     The following table provides pertinent statistical data on the election for directors. As of the record date of March 25, 1995, there were 3,483,152 shares of Class A common stock outstanding. The total number of shares voted was 3,072,812.

                    Stockholder Candidates
                    -----------------------
                Name                       Shares Voted For
          ------------------               ----------------
          Paul N. Wojcik                     2,544,028
          George J. Korphage                 2,109,807
          William A. Beltz                   2,109,740
          Sandra C. Degler                   2,077,752
          Kathleen D. Gill                   1,907,598
          Jacqueline M. Blanchard            1,848,433
          Mary Patricia Swords               1,834,552
          John V. Schappi                    1,567,365
          Jack Jenc                          1,531,844
          Eileen Z. Joseph                   1,501,883
          Robert B. Brooks                   1,354,771
          Jack Boylan                        1,260,692

          Christopher R. Curtis              1,174,719
          Anthony A. Harris                  1,089,902
          Gary C. Seltzer                    1,058,538
          David P. McFarland                   957,106

                    Nonstockholder Candidates
                    --------------------------

          Frederick A. Schenck               1,509,074
          Daniel W. Toohey                   1,546,954
          Loene Trubkin                      1,581,054

     As is his custom at each annual meeting of stockholders, Mr. William A. Beltz, Chairman of the Board and Chief Executive Officer of the Corporation, reported on acquisition inquiries from other corporations. Mr. Beltz reported that during 1994 he had received two inquiries concerning the acquisition of the Corporation. Both were from brokers who said they were representing anonymous clients. Mr. Beltz reported that he was instructed by the Board of Directors in both cases to respond that the Corporation is wholly owned by its employees and not for sale.

     At the meeting of the Board of Directors held immediately after the stockholders meeting, the following were elected to the offices named. William A. Beltz, Chairman of the Board and Chief Executive Officer; John V. Schappi, Vice Chairman of the Board; Jacqueline M. Blanchard, Vice President for Human Resources; John
P. Boylan, Jr., Vice President for Administration; Robert B. Brooks, Vice President and Director of Sales and Marketing; Kathleen D. Gill, Vice President and Executive Editor; George J. Korphage, Vice President for Accounting and Finance and Chief Financial Officer; Robert L. Velte, Vice President for Strategic Development; Paul N. Wojcik, President and Chief Operating Officer; Cynthia J. Bolbach, Corporate Secretary; John E. Jenc, Treasurer; and Gilbert S. Lavine, Assistant Treasurer.

     The Class A shareholders approved the Board of Directors' resolution to reaffirm their commitment to employee ownership.
Class A shareholders voted 2,329,486 shares "For" the resolution, 646,821 shares "Against", and 89,512 shares "Abstain".

     The following directors were elected to serve on standing committees of the Board of Directors for the ensuing term of the Board, as indicated:

     Audit Committee.  Daniel W. Toohey, Chair, Frederick A.
     Schenck, and Loene Trubkin.

     Budget Committee.  George J. Korphage, Chair, Sandra C.
     Degler, Eileen Z. Joseph, John V. Schappi, and Mary Patricia
     Swords.

     Corporate Investment Committee.  George J. Korphage, Chair,
     William A. Beltz, Sandra C. Degler, Jack Jenc (ex officio), and Paul N. Wojcik.

     Executive Compensation Committee.  Frederick A. Schenck,
     Chair, Daniel W. Toohey, and Loene Trubkin.

     Executive Committee.  William A. Beltz, Chair, Sandra C.
     Degler, Kathleen D. Gill, George J. Korphage, and Paul N.
     Wojcik.

     Retirement Plan Investment Committee.  George J. Korphage,
     Chair, William A. Beltz, Sandra C. Degler, Jack Jenc (ex officio), and Paul N. Wojcik.

     Retirement Plan Administrative Committee.  Diane L. Harris,
     Chair, Paul A. Blakely, Eunice L. Bumgardner, Anthony A.
     Harris, Bernard H. Mower, and David A. Sayre.

     Deferred Stock Purchase Plan Administrative Committee.
     Jacqueline M. Blanchard, Chair, Kathleen D. Gill, and John E.
     Jenc.

     Committee on Management Development and Succession.  Loene
     Trubkin, Chair, William A. Beltz, Daniel W. Toohey, Frederick
     A. Schenck, and John V. Schappi.

     The Board also adopted a resolution reaffirming the commitment to employee ownership. A copy of the resolution is attached. Finally, any stockholder proposal intended to be presented at the 1996 annual meeting of stockholders, and to be included in BNA's proxy statement relating to that meeting, must be received by the Corporate Secretary on or before November 30, 1995.

                                             Cordially,

                                             s/   Cynthia J. Bolbach
                                             -----------------------

RESOLUTION ON EMPLOYEE OWNERSHIP:


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