Form 10-Q
period 1995-06-17
BUREAU OF NATIONAL AFFAIRS INC
filed 1995-07-25
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                               (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  June 17, 1995
                     --------------------------------------------------------
                                                     or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               --------------  -- ---------------------------

Commission File Number:  2-28286

 The Bureau of National Affairs, Inc.
- -----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

 Delaware                               53-0040540
- -----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)      Identification Number)

 1231 25th St., N.W. Washington, D.C.           20037
- -----------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

 (202) 452-4200
- -----------------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the
filing requirements for the past 90 days.    Yes ___X___   No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of June 17, 1995 was 3,478,859 Class A common shares, 4,848,734 Class B common shares, and 422,793 Class Common shares.

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE 24-WEEKS ENDED JUNE 17, 1995 and JUNE 18,1994
                               (Unaudited)
                        (In Thousands of Dollars)


                                                 24 Weeks Ended
                                         -----------------------------
                                         June 17, 1995   June 18, 1994
                                         -----------------------------
OPERATING REVENUES                      $     99,995    $      94,443

OPERATING EXPENSES:
   Editorial, production and distribution     56,734           55,184
   Selling                                    25,192           22,161
   Advertising adjustment                        948                -
   General and administrative                 14,765           14,849
   Profit sharing                                319              126
                                         ------------    -------------
                                              97,958           92,320
                                         ------------    -------------
       Operating Profit                        2,037            2,123
                                         ------------    -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                           2,934            2,421
   Interest Expense                              (13)             (96)
   Other                                       3,287               32
                                         ------------    -------------
        Total Non-Operating Income             6,208            2,357
                                         ------------    -------------
INCOME BEFORE INCOME TAXES                     8,245            4,480
PROVISION FOR INCOME TAXES                     2,581            1,062
                                         ------------    -------------
NET INCOME                              $      5,664    $       3,418
                                         ============    =============
EARNINGS PER SHARE                      $        .65    $         .40
                                         ============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING        8,705,424        8,588,745
                                         ============    =============

                THE BUREAU OF NATIONAL AFFAIRS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
       FOR THE 12-WEEKS ENDED JUNE 17, 1995 and JUNE 18,1994
                           (Unaudited)
                    (In Thousands of Dollars)


                                                 12 Weeks Ended
                                         -----------------------------
                                         June 17, 1995   June 18, 1994
                                         -----------------------------
OPERATING REVENUES                      $     50,479    $      48,120

OPERATING EXPENSES:
   Editorial, production and distribution     28,737           28,509
   Selling                                    12,930           11,436
   Advertising Adjustment                        474                -
   General and administrative                  7,641            7,642
   Profit sharing                                 71              (10)
                                         ------------    -------------
                                              49,853           47,577
                                         ------------    -------------
       Operating Profit                          626              543
                                         ------------    -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                           1,587            1,259
   Interest Expense                               (8)             (39)
   Other                                          53                7
                                         ------------    -------------
        Total Non-Operating Income             1,632            1,227
                                         ------------    -------------
INCOME BEFORE INCOME TAXES                     2,258            1,770
PROVISION FOR INCOME TAXES                       610              318
                                         ------------    -------------
NET INCOME                              $      1,648    $       1,452
                                         ============    =============
EARNINGS PER SHARE                      $        .19    $         .17
                                         ============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING        8,742,832        8,614,699
                                         ============    =============

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED BALANCE SHEETS
                  JUNE 17, 1995 AND DECEMBER 31, 1994
                               (Unaudited)
                        (In Thousands of Dollars)
                                                       June 17,     December 31,
ASSETS                                                   1995           1994
- -------                                               --------------------------

CURRENT ASSETS:
    Cash and cash equivalents                          $  14,801    $     12,428
    Short-term investments, at fair value                 20,997           6,045
    Accounts receivable (net of
     allowance for doubtful accounts
     of $1,406 in 1995 and $1,446 in 1994)                34,474          49,138
    Inventories, at lower of average
      cost or market                                       7,583           6,833
    Prepaid expenses                                       2,384           2,600
    Deferred selling expenses                             29,683          33,129
                                                      ----------   -------------
         Total current assets                            109,922         110,173
                                                      ----------   -------------
MARKETABLE SECURITIES                                     70,774          67,180
                                                      ----------   -------------
PROPERTY AND EQUIPMENT - at cost:
    Land                                                   4,250           5,176
    Building and improvements                             48,432          48,145
    Furniture, fixtures and equipment                     59,996          58,382
                                                      ----------   -------------
                                                         112,678         111,703
    Less-Accumulated depreciation                         57,050          52,888
                                                      ----------   -------------
         Net property and equipment                       55,628          58,815
                                                      ----------   -------------
DEFERRED INCOME TAXES                                     19,011          20,853
                                                      ----------   -------------
GOODWILL                                                   9,718           9,863
                                                      ----------   -------------
OTHER ASSETS                                               3,485           3,715
                                                      ----------   -------------
         Total assets                                  $ 268,538    $    270,599
                                                      ==========   =============

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED BALANCE SHEETS
                  JUNE 17, 1995 AND DECEMBER 31, 1994
                               (Unaudited)
                        (In Thousands of Dollars)
                                                       June 17,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1995           1994
- ------------------------------------                  --------------------------
CURRENT LIABILITIES:
    Accounts payable                                  $  14,654    $     16,179
    Employee compensation and benefits
     payable                                             12,487          13,033
    Income taxes payable                                    163               8
    Deferred income taxes                                 6,761           8,188
    Deferred subscription revenue                       112,961         120,579
                                                     ----------   -------------
         Total current liabilities                      147,026         157,987
                                                     ----------   -------------
POSTRETIREMENT BENEFITS, less current portion            56,982          54,202

LONG-TERM DEBT, less current portion                          -             107

OTHER LIABILITIES                                         3,105           3,260
                                                     ----------   -------------
         Total liabilities                              207,113         215,556
                                                     ----------   -------------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
     Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                     6,479           6,479
     Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares           4,927           4,927
     Class C - Nonvoting; authorized
      1,000,000 shares; issued 506,336                      506             506
    Additional paid-in capital                           25,142          22,722
    Retained earnings                                    42,385          40,828
    Treasury stock at cost -3,161,787 shares
     in 1995 and 3,260,432 shares in 1994               (18,829)        (18,604)
    Net unrealized gain (loss) on marketable securities     873          (1,722)
    Foreign currency translation adjustment                 (58)            (93)

      Total stockholders' equity                         61,425          55,043
                                                     -----------   -------------
      Total liabilities and stockholders'
       equity                                         $ 268,538    $    270,599
                                                     ===========   =============

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 24-WEEKS ENDED JUNE 17, 1995 and JUNE 18,1994
                                (Unaudited)
                         (In Thousands of Dollars)


                                                            24 Weeks Ended
                                                   -----------------------------
                                                   June 17, 1995   June 18, 1994
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $     5,664    $       3,418
  Items with different cash requirements
   than that reflected in net income--
     Deferred subscription revenue                      (7,083)            (537)
     Depreciation and amortization                       4,642            4,444
     Accrued postretirement benefits expense             2,780            3,788
     Provision for deferred income taxes                (1,001)            (320)
     Deferred selling expenses                           3,244           (2,778)
     (Gain) on sales of securities                        (229)            (366)
     (Gain) on sales of businesses and publication        (824)             (29)
     (Gain) on sales of fixed assets                    (2,408)               -
     Others                                               (197)             (91)
  Changes in operating assets and liabilities--
     Accounts receivable                                14,709            8,193
     Accounts payable and accrued liabilities           (5,784)          (3,905)
     Inventory                                            (762)            (885)
     Film production costs                                (119)            (253)
     Other assets and liabilities--net                     196              375
                                                    -----------    -------------
Net cash provided from operating activities             12,828           11,054
                                                    -----------    -------------
CASH FLOWS OF INVESTING ACTIVITIES:
Capital investments--
     Purchase of equipment and furnishings              (2,003)          (2,886)
     Building improvements                                (234)             (71)
     Proceeds from sales of businesses and publications    923               69
     Proceeds from sales of property                     3,353                3
                                                   ------------    -------------
       Cash from (used for) capital investment           2,039           (2,885)

Securities investments--
     Proceeds from sales and maturities                 27,017           32,666
     Purchases                                         (37,492)         (35,053)
                                                   ------------    -------------
Net cash (used for) securities investments             (10,475)          (2,387)
                                                   ------------    -------------
Net cash (used for) investing activities                (8,436)          (5,272)
                                                   ------------    -------------

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 24-WEEKS ENDED JUNE 17, 1995 and JUNE 18,1994
                                (Unaudited)
                         (In Thousands of Dollars)


                                                           24 Weeks Ended
                                                   -----------------------------
                                                   June 17, 1995   June 18, 1994
                                                   -----------------------------

CASH FLOWS OF FINANCING ACTIVITIES:
     Sale of capital stock to employees           $      3,092    $       2,658
     Purchase of treasury stock                           (897)          (1,054)
     Dividends paid                                     (4,107)          (3,884)
     Repayments of borrowings                             (107)          (4,083)
                                                   ------------    -------------
Net cash (used for) financing activities                (2,019)          (6,363)
                                                   ------------    -------------
NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS                        2,373             (581)

CASH AND CASH EQUIVALENTS, beginning of period          12,428           10,982
                                                    -----------    -------------
CASH AND CASH EQUIVALENTS, end of period          $     14,801    $      10,401
                                                   ============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                          13               94
     Income taxes paid                                   3,734              885



                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 17, 1995
                                     (UNAUDITED)

NOTE 1:  General
- ----------------
    The information in this report has not been audited. Results for the twenty-four weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis, except as described in Note 4.

    Notes contained in the 1994 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1994 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories
- --------------------
    Inventories consisted of the following (in thousands):

                                     June 17, 1995     December 31, 1994
                                     -------------     -----------------
    Materials and supplies              $4,840                $4,273
    Work in process                        490                   246
    Finished goods                       2,253                 2,314
                                       --------              --------
                                        $7,583                $6,833
                                       ========              ========
NOTE 3:   Stockholders' Equity
- ------------------------------
    Treasury stock as of June 17, 1995 and December 31, 1994, respectively, consisted of: Class A, 3,000,005 and 3,077,433 shares; Class B, 78,239 and 107,551 shares; and Class C, 83,543 and 75,448 shares.

NOTE 4:   Advertising Adjustment
- --------------------------------
    On January 1, 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising". SOP 93-7 requires expensing advertising costs as they are incurred. Previously, these costs were deferred and expensed over subscription terms, typically one year. During 1995, in addition to expensing advertising costs as incurred, $2.1 million of advertising costs deferred as of December 31, 1994, must also be expensed consistent with the previous amortization policy. The expense adjustment for previously deferred advertising costs amounted to $948,000 in the first twenty-four weeks.

                                   PART I
                                   ------
Item 2.       Management's Discussion and Analysis of Results of
- -------                Operations and Financial Position

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

RESULTS OF OPERATIONS
- ---------------------
Twenty-four weeks 1995 compared to twenty-four weeks 1994
- ---------------------------------------------------------
    Net income rose to $5.6 million for the twenty-four weeks ended June 17, 1995, from $3.4 million in 1994. Revenues, at just under $100 million, increased 5.9 percent, operating expenses were up 6.1 percent, and non-operating income increased $3.8 million.

    Service revenues (subscriptions and online products) amounted to 89.5 percent of consolidated revenues for the period and were up 6.6 percent due to continued growth in the combined subscription revenue base for print and CD-ROM products. This growth has been fueled by the market acceptance of the CD products, which have generated nearly two-thirds of all new subscription sales dollars this year.

    Other revenues were unchanged in total. Training media and book sales increased, but sales of software products and printing services declined.

    Operating expenses increased due to higher salaries, increased postage and paper rates, higher CD production costs for growing circulations and new products, higher selling expenses related to record new sales, and an accounting adjustment for advertising expenses required by SOP 93-7.
The operating expense increase was mitigated by lower press runs for some products and the discontinuance of a costly print product in June of 1994.

    The accounting change required by SOP 93-7 is that all advertising costs now be expensed as incurred. Previously, advertising costs were deferred and expensed over subscription terms, typically one year. Implementing this change will increase 1995 operating expenses because current advertising costs must now be expensed, and in addition, $2.1 million of previously deferred advertising costs also must be expensed. The expense adjustment for previously deferred advertising costs amounted to $948,000 in the first twenty-four weeks. Excluding the effect of SOP 93-7, consolidated operating profit rose 40.6 percent.

    Non-operating income includes $3.2 million in gains on the sale a former printing plant site, and the sale of California state-specific publications. Investment income increased 21.2 percent due to higher market yields and larger portfolio balances.

    Earnings per share for the first twenty-four weeks of 1995 were $.65 per share compared to $.40 per share for 1994.

    The large increase in earnings in the first twenty-four weeks is not indicative of expected full year results. The gains from the asset sales are one-time events which, by year-end, will be largely offset by the additional expense of the SOP 93-7 advertising adjustment described above.

Twelve weeks ended June 17, 1995 compared to twelve weeks ended June 18, 1994.
- ------------------------------------------------------------------------------
    Consolidated revenues increased by 4.9 percent in the latest twelve weeks of 1995 compared to 1994; operating profit increased 15.3 percent; and consolidated net income increased 13.5 percent. The revenue and expense factors mentioned above also affected the second quarter's comparisons.

FINANCIAL POSITION
- ------------------
    Cash provided from operating activities was $12.8 million in the first twenty-four weeks of 1995, compared to $11.1 million for the first twenty-four weeks of 1994. Customer receipts increased 4.8 percent. Operating expenditures increased 3.7 percent from 1994.

    Cash used in investing activities netted to $8.4 million, reflecting an $10.5 million increase in Company's investment portfolio and capital expenditures of $2.2 million, partially offset by $4.3 million in proceeds from sales of assets.

    The Company netted $2.2 million in cash from the sale of capital stock to employees, less repurchases. Over $4.1 million was paid out to stockholders as cash dividends.

    With over $106 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                                   PART II
                                   -------
Item 1   Legal Proceedings
- ------
         There were no material legal proceedings during the first twenty-four weeks of 1995.

Item 2   Change in Securities
- ------
         There were no changes in securities.

Item 3   Defaults upon Senior Securities
- ------
         There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Securities Holders
- ------
         See Form 10-Q for the quarter ended March 25, 1995, for the results of the election of directors and the vote on the Board of Directors' resolution to reaffirm employee ownership at the April 15, 1995 annual meeting of stockholders.


Item 5   Other Information
- ------
         No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K
- ------
         No reports were filed on Form 8-K during the first twenty-four weeks of 1995.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              The Bureau of National Affairs, Inc.
                              ------------------------------------
                              Registrant



  July 20, 1995               s\   William A. Beltz
  -------------               -----------------------------------
   Date                       William A. Beltz
                              Chairman and Chief Executive Officer



  July 20, 1995               s\   George J. Korphage
  -------------               ------------------------------------
   Date                       George J. Korphage
                              Vice President and Chief Financial Officer