Form 10-Q
period 1995-09-09
BUREAU OF NATIONAL AFFAIRS INC
filed 1995-10-20
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  September 9, 1995
                     --------------------------------------------
                                  or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               --------------       ------------------
Commission File Number:       2-28286
                             -----------------------------------------
               The Bureau of National Affairs, Inc.
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                             53-0040540
-------------------------------------  -------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.             20037
---------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


                                              (202) 452-4200
---------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
the filing requirements for the past 90 days.    Yes ___X___   No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of September 9, 1995 was 3,463,245 Class A common shares, 4,885,772 Class B common shares, and 422,793 Class C Common shares.

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 36-WEEKS ENDED SEPTEMBER 9, 1995 and SEPTEMBER 10, 1994
                                  (Unaudited)
                            (In Thousands of Dollars)

                                                           36 Weeks Ended
                                                 ---------------------------------
                                                  Sept. 9, 1995     Sept. 10, 1994
                                                 ---------------   ---------------
OPERATING REVENUES                               $      150,590    $      142,818
                                                 ---------------   ---------------
OPERATING EXPENSES:
   Editorial, production and distribution                85,599            82,104
   Selling                                               38,374            33,888
   Advertising adjustment                                 1,423                 -
   General and administrative                            21,834            21,907
   Profit sharing                                           399               361
                                                 ---------------   ---------------
                                                        147,629           138,260
                                                 ---------------   ---------------
       Operating Profit                                   2,961             4,558
                                                 ---------------   ---------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                      4,585             3,464
   Interest Expense                                         (36)             (126)
   Other                                                  3,118               479
                                                 ---------------   ---------------
     Total Non-Operating Income                           7,667             3,817
                                                 ---------------   ---------------
INCOME BEFORE INCOME TAXES                               10,628             8,375
PROVISION FOR INCOME TAXES                                3,204             2,378
                                                 ---------------   ---------------
NET INCOME                                       $        7,424    $        5,997
                                                 ===============   ===============
EARNINGS PER SHARE                               $          .85    $          .70
                                                 ===============   ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                   8,722,415         8,582,263
                                                 ===============   ===============

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 12-WEEKS ENDED SEPTEMBER 9, 1995 and SEPTEMBER 10, 1994
                                  (Unaudited)
                            (In Thousands of Dollars)

                                                           12 Weeks Ended
                                                 ---------------------------------
                                                  Sept. 9, 1995     Sept. 10, 1994
                                                 ---------------   ---------------
OPERATING REVENUES                               $       50,595    $       48,375
                                                 ---------------   ---------------
OPERATING EXPENSES:
   Editorial, production and distribution                28,865            26,920
   Selling                                               13,182            11,727
   Advertising adjustment                                   475                 -
   General and administrative                             7,069             7,058
   Profit sharing                                            80               235
                                                 ---------------   ---------------
                                                         49,671            45,940
                                                 ---------------   ---------------
     Operating Profit                                       924             2,435
                                                 ---------------   ---------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                      1,651             1,043
   Interest Expense                                         (23)              (30)
   Other                                                   (169)              447
                                                 ---------------   ---------------
     Total Non-Operating Income                           1,459             1,460
                                                 ---------------   ---------------
INCOME BEFORE INCOME TAXES                                2,383             3,895
PROVISION FOR INCOME TAXES                                  623             1,316
                                                 ---------------   ---------------
NET INCOME                                       $        1,760    $        2,579
                                                 ===============   ===============
EARNINGS PER SHARE                               $          .20    $          .30
                                                 ===============   ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                   8,759,141         8,569,225
                                                 ===============   ===============

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 9, 1995 AND DECEMBER 31, 1994
                                 (Unaudited)
                          (In Thousands of Dollars)
                                                   September 9,    December 31,
              ASSETS                                   1995            1994
                                                  -------------   --------------
CURRENT ASSETS:
    Cash and cash equivalents                     $     19,078    $      12,428
    Short-term investments, at fair value               14,574            6,045
    Accounts receivable (net of allowance
     for doubtful accounts of $1,331 in 1995
     and $1,446 in 1994)                                31,483           49,138
    Inventories, at lower of average cost
     or market                                           7,233            6,833
    Prepaid expenses                                     2,583            2,600
    Deferred selling expenses                           26,871           33,129
                                                  -------------   --------------
         Total current assets                          101,822          110,173
                                                  -------------   --------------
MARKETABLE SECURITIES                                   79,276           67,180
                                                  -------------   --------------
PROPERTY AND EQUIPMENT - at cost:
    Land                                                 4,250            5,176
    Building and improvements                           48,562           48,145
    Furniture, fixtures and equipment                   59,710           58,382
                                                  -------------   --------------
                                                       112,522          111,703
    Less-Accumulated depreciation                       58,921           52,888
                                                  -------------   --------------
         Net property and equipment                     53,601           58,815
                                                  -------------   --------------
DEFERRED INCOME TAXES                                   18,949           20,853
                                                  -------------   --------------
GOODWILL                                                 9,646            9,863
                                                  -------------   --------------
OTHER ASSETS                                             4,242            3,715
                                                  -------------   --------------
         Total assets                             $    267,536    $     270,599
                                                  =============   ==============

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 9, 1995 AND DECEMBER 31, 1994
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                   September 9,    December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1994            1994
                                                  -------------   --------------
CURRENT LIABILITIES:
    Accounts payable                              $     12,775    $      16,179
    Employee compensation and benefits payable          17,382           13,033
    Income taxes payable                                   692                8
    Deferred income taxes                                5,667            8,188
    Deferred subscription revenue                      109,372          120,579
    Dividends payable                                    4,147                -
                                                  -------------   --------------
         Total current liabilities                     150,035          157,987

POSTRETIREMENT BENEFITS, less current portion           54,558           54,202

LONG-TERM DEBT, less current portion                         -              107

OTHER LIABILITIES                                        2,998            3,260
                                                  -------------   --------------
         Total liabilities                             207,591          215,556
                                                  -------------   --------------

STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
     Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                    6,479            6,479
     Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares          4,927            4,927
     Class C - Nonvoting; authorized 1,000,000
      shares; issued 506,336 shares                        506              506
    Additional paid-in capital                          25,732           22,722
    Retained earnings                                   39,994           40,828
    Treasury stock at cost - 3,140,363 shares in
     1995 and 3,260,432 shares in 1994                 (18,904)         (18,604)
    Net unrealized gain (loss) on marketable
     securities                                          1,254           (1,722)
    Foreign currency translation adjustment                (43)             (93)
                                                  -------------   --------------
      Total stockholders' equity                        59,945           55,043
                                                  -------------   --------------
      Total liabilities and stockholders' equity  $    267,536    $     270,599
                                                  =============   ==============


                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE 36-WEEKS ENDED SEPTEMBER 9, 1995 and SEPTEMBER 10, 1994
                                      (Unaudited)
                               (In Thousands of Dollars)

                                                                36 Weeks Ended
                                                      ---------------------------------
                                                       Sept. 9, 1995     Sept. 10, 1994
                                                      ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $        7,420    $        5,997
  Items with different cash requirements
   than that reflected in net income -
     Deferred subscription revenue                           (10,672)              958
     Depreciation and amortization                             6,964             6,680
     Accrued postretirement benefits expense                   4,149             4,652
     Provision for deferred income taxes                      (2,246)              850
     Deferred selling expense                                  6,056            (4,718)
     (Gain) on sales of securities                              (571)             (405)
     (Gain) on sales of businesses and
      publications                                              (824)             (503)
     (Gain) loss on disposals of equipment                    (2,181)               24
     Others                                                     (324)              (27)
  Changes in operating assets and liabilities -
     Accounts receivable                                      17,775             3,090
     Accounts payable and accrued liabilities                 (4,643)             (137)
     Inventories                                                (412)              (80)
     Film production costs                                      (141)             (402)
     Other assets and liabilities - net                         (948)               78
                                                      ---------------   ---------------
Net cash provided from operating activities                   19,402            16,057
                                                      ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures -
     Purchase of equipment and furnishings                    (2,380)           (4,407)
     Building improvements                                      (417)              (95)
     Proceeds from sales of businesses and
       publications                                              923               543
     Proceeds from sales of property                           3,361                 3
                                                      ---------------   ---------------
        Cash from (used for) capital investments--net          1,487            (3,956)
                                                      ---------------   ---------------
Securities investments--
     Proceeds from sales and maturities                       56,439            44,874
     Purchases                                               (69,174)          (48,786)
                                                      ---------------   ---------------
Net cash (used for) securities investments                   (12,735)           (3,912)
                                                      ---------------   ---------------
Net cash (used for) investing activities                     (11,248)           (7,868)
                                                      ---------------   ---------------


                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE 36-WEEKS ENDED SEPTEMBER 9, 1995 and SEPTEMBER 10, 1994
                                      (Unaudited)
                               (In Thousands of Dollars)

                                                                36 Weeks Ended
                                                      ---------------------------------
                                                       Sept. 9, 1995     Sept. 10, 1994
                                                      ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sales of capital stock to employees              $        3,850    $        3,273
     Purchase of treasury stock                               (1,140)           (3,108)
     Dividends paid                                           (4,107)           (3,884)
     Repayments of borrowings                                   (107)           (4,134)
                                                      ---------------   ---------------
Net cash (used for) financing activities                      (1,504)           (7,853)
                                                      ---------------   ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      6,650               336

CASH AND CASH EQUIVALENTS, beginning of period                12,428            10,982
                                                      ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period              $       19,078    $       11,318
                                                      ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                    $           36    $          125
     Income taxes paid                                         3,847               960


                 THE BUREAU OF NATIONAL AFFAIRS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 9, 1995
                              (UNAUDITED)

NOTE 1:  General
----------------
     The information in this report has not been audited. Results for the thirty-six weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis, except as described in Note 4.

     Notes contained in the 1994 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1994 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories
--------------------
     Inventories consisted of the following (in thousands):

                                    September 9, 1995  December 31, 1994
                                    -----------------  -----------------

     Materials and supplies             $4,569                $4,273
     Work in process                       408                   246
     Finished goods                      2,256                 2,314
                                       --------              --------
                                        $7,233                $6,833
                                       ========              ========
NOTE 3:   Stockholders' Equity
------------------------------
     Treasury stock as of September 9, 1995 and December 31, 1994, respectively, consisted of: Class A, 3,015,619 and 3,077,433 shares; Class B, 41,201 and 107,551 shares; and Class C, 83,543 and 75,448 shares.

NOTE 4:   Advertising Adjustment
--------------------------------
     On January 1, 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising". SOP 93-7 requires that advertising costs be expensed as they are incurred. Previously, these costs were deferred and expensed over subscription terms, typically one year. During 1995, in addition to expensing advertising costs as incurred, $2.1 million of advertising costs deferred as of December 31, 1994, must also be expensed consistent with the previous amortization policy. The expense adjustment for previously deferred advertising costs amounted to $1,423,000 in the first thirty-six weeks.

                                PART I
                                ------
Item 2.       Management's Discussion and Analysis of Results of
-------       Operations and Financial Position

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

RESULTS OF OPERATIONS
---------------------
Thirty-six weeks 1995 compared to thirty-six weeks 1994
-------------------------------------------------------
     Net income rose to $7.4 million for the thirty-six weeks ended September 9, 1995, from $6 million in 1994. Revenues, at $150.6 million, increased 5.4 percent, operating expenses were up 6.8 percent, and non-operating income increased $3.8 million.

     Service revenues (subscriptions and online products) amounted to
89.6 percent of consolidated revenues for the period and were up 6.7 percent due to continued growth in the combined subscription revenue base for print and CD-ROM products. This growth has been fueled by the market acceptance of the CD products, which have generated over half of all new subscription sales dollars this year.

     Other revenues were down 4.3 percent as most divisions recorded declines over prior year results. Printing sales were essentially unchanged, but sales of training media, books, and software products were lower.

     Operating expenses increased due to higher salaries, increased postage and paper rates, higher CD production costs for growing circulations and new products, increased product development costs, higher selling expenses related to record new sales, and an accounting adjustment for advertising expenses required by SOP 93-7. The operating expense increase was mitigated by lower press runs for some products and the discontinuance of a costly print product in June of 1994.

     The accounting change required by SOP 93-7 is that all advertising costs now be expensed as incurred. Previously, advertising costs were deferred and expensed over subscription terms, typically one year. Implementing this change will increase 1995 operating expenses because current advertising costs must now be expensed, and in addition, $2.1 million of previously deferred advertising costs also must be expensed. The expense adjustment for previously deferred advertising costs amounted to $1,423,000 in the first thirty-six weeks. Excluding the effect of SOP 93-7, consolidated operating profit declined 3.8 percent.

     Non-operating income includes $3.2 million of gains on the sale of a former printing plant site, and the sale of California state-specific publications. Investment income increased 32.4 percent due primarily to larger portfolio balances.

     Earnings per share for the first thirty-six weeks of 1995 were $.85 per share compared to $.70 per share for 1994.

     The increase in earnings in the first thirty-six weeks is not indicative of expected full year results. The gains from the asset sales are one-time events which, by year-end, will be largely offset by the additional expense of the SOP 93-7 advertising adjustment described above.

Twelve weeks ended September 9, 1995 compared to twelve weeks ended September 10, 1994.
------------------
     For the third quarter only, consolidated revenues increased 4.6 percent. Service revenues were up 6.9 percent, but other revenues declined for the quarter. The revenue and expense factors mentioned above also affected the third quarter's comparisons, as did a significant favorable adjustment to post-retirement benefit expenses in 1994.

FINANCIAL POSITION
------------------
     Cash provided from operating activities was $19.4 million in the first thirty-six weeks of 1995, compared to $16 million for the first thirty-six weeks of 1994. Customer receipts increased 6.3 percent. Operating expenditures were up 4.5 percent from 1994.

     Cash used for investing activities netted to $11.2 million, reflecting $12.7 million transferred to the Company's investment portfolio and capital expenditures of $2.8 million, partially offset by $4.3 million in proceeds from sales of assets.

     The Company netted $2.7 million in cash from the sale of capital stock to employees, less repurchases. Over $4.1 million was paid out to stockholders as cash dividends.

     With nearly $113 million in cash and investment portfolios and no debt, the financial position and liquidity of the Company remains very strong.

                                PART II
                                -------
Item 1            Legal Proceedings
------
                  There were no material legal proceedings during the first thirty-six weeks of 1995.

Item 2            Change in Securities
------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
------            Holders

                  There were no matters submitted to a vote for security holders.

Item 5            Other Information
------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
------
                  No reports were filed on Form 8-K during the first thirty-six weeks of 1995.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ------------------------------------------
                  Registrant



October 19, 1995   s\  William A. Beltz
----------------  ------------------------------------------
   Date           William A. Beltz
                  Chairman and Chief Executive Officer




October 19, 1995   s\  George J.Korphage
----------------  ------------------------------------------
   Date           George J. Korphage
                  Vice President and Chief Financial Officer