Form 10-K405
period 1995-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 1996-03-29
CIK 15393

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D. C.  20549
                                               FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995
                          -----------------------------------------------
                                                  or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _____________ to _________________________

Commission file Number 2-28286
                       --------------------------------------------------
The Bureau of National Affairs, Inc.
-------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

           Delaware                                   53-0040540
----------------------------------         ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

1231 25th St., N. W., Washington, D. C.                            20037
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including Area Code         (202) 452-4200
                                                           ---------------
Securities Registered pursuant to Section 12(b) of the Act:  None
                                                           ---------------

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
No._____.                                                      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                           ( X )

        The market value of the Class A voting stock held by non-affiliates of the registrant as of February 24, 1996 was $81,064,640 (all voting stock is owned by employees of the registrant and its subsidiaries). In determining this figure, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its

                                                  Page 1 of 60 Pages
officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of the Company's Class A common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 24, 1996 was 3,575,531 Class A common shares, 4,872,991 Class B common shares, and 421,243 Class C common shares.

                                  DOCUMENTS INCORPORATED BY REFERENCE
                                 -------------------------------------
        Portions of the Company's definitive Proxy Statement, filed with the SEC on March 29, 1996 are incorporated by reference into Part III of this Form 10-K.


                                     The Bureau of National Affairs, Inc.
                                              INDEX TO FORM 10-K
                                  For the fiscal year ended December 31, 1995


                                                                        Page No.
                                                                       ---------

                                                    PART I.
Item 1.          Business..............................................     3-12
Item 2.          Properties............................................       13
Item 3.          Legal Proceedings.....................................       13
Item 4.          Submission of Matters to a Vote of Security Holders...       13
Item X.          Executive Officers of the Registrant..................    14-15

                                                   PART II.
Item 5.          Market for the Registrant's Common Stock and Related
                   Security Holder Matters.............................       16
Item 6.          Selected Financial Data...............................       17
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................    18-20
Item 8.          Financial Statements and Supplementary Data...........    21-41
Item 9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................       42

                                                   PART III.
Item 10.         Directors and Executive Officers of Registrant........       42
Item 11.         Executive Compensation................................       42
Item 12.         Security Ownership of Beneficial Owners and
                   Management..........................................       42
Item 13.         Certain Relationships and Related Transactions........       42

                                                   PART IV.
Item 14.         Exhibits, Financial Statement Schedules, and
                   Report on Form 8-K..................................    43-44

SIGNATURES........................................................            45

EXHIBIT INDEX.....................................................            46

                                                PART I
Item 1.          Business
                 ---------
                 General Development of Business and Narrative Description of Business
                 -------------------------------------------------------------
Business of BNA and Subsidiaries
--------------------------------
The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized business, legislative, judicial, and regulatory information services. BNA was founded in 1929, and was incorporated in its present form as an employee owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United
States.

BNA and its publishing subsidiaries, Tax Management Inc. and Pike & Fischer, Inc., are engaged in providing labor, legal, economic, tax, health care and other regulatory information to business, professional, and academic users. They prepare, publish, and market subscription information services in print and compact disc formats, books, pamphlets, and research reports.

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

Online products are marketed through database vendors such as LEXIS/NEXIS, West Publishing Company, Dialog, Legislate, Cambridge Information Group, and others. Beginning in 1996, the Company will offer many of its products for electronic delivery via Lotus Notes and the Internet.

BNA Software, a division of Tax Management Inc., develops, produces, and markets tax and financial planning software for use on personal computers. Sales are made to accountants, lawyers, tax and financial planners, and others. The products are marketed through direct mail, space advertising, and BNA field sales representatives.

BNA International Inc. is the Company's agent outside of North America for sale of its domestic services and also engages in independent publishing activity, including adaptation of the Company's domestic products for sales abroad.

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and technology in printing information products for publishers, trade associations, professional societies, other non-profit organizations, financial institutions and governmental organizations. Approximately 59 percent of its business is derived from the BNA publishing companies.

BNA Communications Inc. is engaged in the business of producing, publishing, and marketing multimedia programs for training in the Equal Employment Opportunity and safety and health related fields. The programs promote awareness, facilitate regulatory compliance, and develop skills for managers and employees in industry and government.

Item 1           General Development of Business and Narrative Description
                 of Business      (Continued)
                 ---------------------------------------------------------

REVIEW OF OPERATIONS

Fundamental changes in publishing technologies, an unsettled legislative and regulatory climate, and new competitive pressures continued to challenge BNA and its subsidiary companies in 1995. Nevertheless, consolidated revenues and net income hit new highs.

The changing information industry environment, marked by a growing number of new players and multiplying new forms of media, required some difficult choices and a disciplined allocation of resources to maintain the high quality of existing products while pursuing promising new ways of organizing and delivering information.

Product development expenditures were stepped up substantially during the year. BNA and its publishing subsidiaries introduced new CD-ROM products and enhanced with both proprietary and public domain material those introduced successfully over the previous two years. CD-ROMs accounted for about 60 percent of new subscription sales in 1995.

Contracts with principal online vendors were renegotiated during the year to increase BNA's share of revenue while protecting the integrity of its core business. Simultaneously, a new online distribution system for notification services was developed for launch early in 1996.

New print services also were introduced during the year, and several older services were extensively revamped to reflect changing conditions. About 75 percent of 1995 publishing revenues came from traditional print services.

Consolidated revenues rose to $226.5 million, a 5.1 percent increase over 1994. Revenues of parent company and Tax Management services, which accounted for a major share of consolidated revenues, grew 6.2 percent in 1995 as a result of strong new service sales in 1994 and 1995. Aggregate revenue of the other business units was essentially even with 1994.

Two 1995 transactions affect the comparability of the year's results to prior years. The McArdle Printing Company's former plant site in Silver Spring, Md., was sold early in the year resulting in a $2.4 million pre-tax gain. Included in non-operating income, this gain was mostly offset by a required new way of accounting for advertising costs, described in Note 2 to the financial statements, which resulted in a one-time $2.1 million pre-tax charge to operating expense.

The consolidated operating profit, excluding the change in accounting for advertising expense, was $9.9 million, down nearly 10 percent from 1994. The decline was due mainly to higher product development costs for the parent company, higher selling expenses relating to record sales in the prior year and largely amortized in 1995, and a substantial operating loss by BNA Communications Inc.

The decline in comparable operating profit was more than offset, however, by a substantial increase in 1995 investment income. Consolidated net income of $12.1 million was 3.7 percent higher than the previous year.

Non-operating income, excluding the one-time gain on sale of the Silver Spring property, was $7.3 million compared to $5.1 million in 1994. Investment income, reflecting additions to the corporate portfolios and strong financial markets, rose by 40 percent in 1995. The sale of five publications -- four of the parent company's California-specific services and a BNA International product -- produced additional gains.

Cash and investment balances increased by 34 percent to $114.8 million because of strong operating cash flows, asset sales, net sales of capital stock, and market gains on the investment securities. BNA's financial strength and liquidity, in addition to providing current investment income, ensure that the company has the resources to reinvest in the business as necessary and to meet repurchase obligations inherent in employee ownership.

A REVIEW OF 1995 OPERATIONS OF THE PARENT COMPANY AND EACH SUBSIDIARY
FOLLOWS:

PARENT COMPANY

Initial forays into CD-ROM publishing became an integral and profitable part of the parent's subscription services business in 1995, providing some reassuring answers to questions about the viability of this delivery mechanism and our ability to exploit its possibilities. And, while this transition was neither easy nor inexpensive, we accomplished it in the traditional BNA way -- by allocating resources in a manner that allowed us to maintain a high level of quality in our products and services while protecting and growing the solid financial foundation of the company.

Parent company revenues reached $157 million in 1995, a 4.7 percent increase over the previous year. Operating expenses increased at a greater rate, however, primarily driven by a nearly 50 percent increase in product development costs and significantly higher selling expenses related to 1994's record-shattering sales year.

Considerable effort in 1995 went into converting our CD-ROM products into a Windows^TM format. The effort provided a good illustration of the progress we have made in this area: each product was delivered on time and on budget. The effort also illustrates a distinguishing characteristic of the electronic product line -- the need for constant improvement. This involves not only expanded coverage and continual attempts to make the products more "user-friendly," but also changes to accommodate the market's adoption of new technologies. And, while product improvements do give rise to new sales opportunities, the driving force is the need to protect the revenue base already established for these products.

In addition to enhancing existing products, two new CD-ROM products were launched in 1995. BNA'S INTELLECTUAL PROPERTY LIBRARY ON CD is a new version of BNA's oldest publication, U.S. PATENTS QUARTERLY. This new product will enable intellectual property lawyers, who have been among BNA's most loyal subscribers, to have 50 years of USPQ material on their desktops. The second CD-ROM product, BNA's EMPLOYEE BENEFITS LIBRARY ON CD, does not have a print equivalent. Instead, this product combines BNA and Tax Management information with the full text of relevant public domain material, to provide a one-stop research product for employee benefit professionals. It was launched late in the year.

Market response to our CD-ROM products continues to be enthusiastic. Once again, CD-ROM products accounted for more than half of the year's new sales. New subscription sales totaled $32.9 million, making 1995 the second best new sales year in the company's history. The credit goes to high quality editorial products and an experienced and professional sales force which made its numbers despite a belt-tightening market, aggressive competition, and an increasingly complex product line. For the third year in a row, BNA'S ENVIRONMENT LIBRARY ON CD-ROM was the best selling product.

Two new print notification services also were introduced during the year. BNA's MANAGED CARE REPORTER, the latest addition to BNA's growing Health Care Services Division, was launched. In its first six months, it has outpaced its first-year projections and continues to exhibit strong growth. BNA's INSURANCE COVERAGE LITIGATION REPORT was launched in September. This is our first attempt to bring BNA's news reporting capabilities to the insurance area. We are convinced that there will be a significant market for print products for the foreseeable future, and plans for 1996 include another notification service and a new portfolio series. Top print sellers in 1995 included some very familiar names:
LABOR RELATIONS REPORTER, ENVIRONMENT REPORTER, and the daily reports.

The need to leverage the company's unique news reporting capabilities led to a major 1995 initiative that will come to fruition in 1996. Beginning this spring, all of BNA's notification services, including the dailies, will be available for electronic delivery via the Lotus Notes Network and the Internet's World Wide Web. Thus, subscribers will be able to receive their BNA information at their desktops the day it's published, without having to wait for the mail or the delays inherent in a long routing list.

Ultimately, BNA must make its information available to subscribers in any format that meets their needs. To do that economically, the company is in the midst of a multi-year effort to build a new publishing system, PS2000. Last year was a breakthrough year for that effort, as we began to migrate publications to the new system. At the end of 1995, nine BNA publications were being produced on the new system. The migration to the new system will in itself be a multi-year effort, but the fact that a single system is now actually being used to produce reference services such as PAYROLL ADMINISTRATION GUIDE and BNA'S PAYROLL LIBRARY ON CD, as well as notification services such as SECURITIES REGULATION AND LAW REPORT -- in both print and electronic formats -- is a major achievement.

A distinct characteristic of electronic products is the demand for increased customer support. Subscribers expect our service, like our products, to be the best. As always, many subscribers turn to their BNA sales representatives for help, and our sales force has done an outstanding job of introducing and explaining our new products.

But more was needed. BNA PLUS, the Circulation Department, and the Information Systems Department all accepted the challenge of making sure our subscribers got the most out of our products. The PLUS Customer Support Unit expanded its hours of operation so that West Coast subscribers could get the support they needed. The unit also began a training program whereby subscribers can schedule set times for telephone training especially designed for their knowledge level. In the fall, as the new Windows^TM products began hitting the market, the Circulation Department began calling subscribers to determine whether they needed help in installing and using the new products. And finally, the IS Department handled those customer needs that were more technical rather than substantive. This support effort is expensive, but it is an important element in our subscribers' decisions to purchase, use, and renew BNA's electronic products.

Careful use of resources also requires us to recognize when our efforts are not meeting expectations. In 1995, we ended our effort to build a BNA California business, and sold the four California publications to another publisher. While the publications were of high quality and well respected, the financial return did not warrant the level of investment that would have been required to build that business. BNA also ceased publishing the BNA CIVIL TRIAL MANUAL and transferred its sister publication, the BNA CRIMINAL PRACTICE MANUAL, to Pike & Fischer.

Much of 1995 was spent in efforts to solidify the market gains of the new electronic products. We believe we have done that. But the effort has not come cheaply, and this year's operating profit fell as a result. However, we believe we have made great progress in incorporating the electronic products as an important and growing piece of BNA's strong product line, which has been and will continue to be the source of the company's enviable record of growth and success.

BNA BOOKS

The Book Division enjoyed another successful year in 1995, with revenues of $4.6 million equaling 1994's record year. The Division's profit margin of $547,000 was the highest ever, both in terms of dollars and as a percent of revenue. Over 40 titles were published during the year.

The Division continued to build on its successful relationship with the American Bar Association Section of Labor and Employment Law by releasing two new treatises: EMPLOYEE DUTY OF LOYALTY and THE RAILWAY LABOR ACT. Also, the Section's employee benefits law treatise was incorporated in BNA'S EMPLOYEE BENEFITS LIBRARY ON CD. Supplements to four other BNA/ABA titles were published and agreements were signed for three new titles with the Section.

The emphasis on producing high-quality, renewable products has worked well for the Division. By the end of 1996 almost 80 percent of the Division's active titles will have renewable lives, which should provide a stable and growing revenue base for years to come.

TAX MANAGEMENT INC.

Strong renewal of its firmly established services and the introduction of innovative new products combined to make 1995 a very successful year for Tax Management. The subsidiary's revenues, including BNA Software, climbed to $44.8 million, a 10.4 percent gain over the previous year. Operating profit was up by 11 percent, and net income was 20 percent higher, permitting the subsidiary to pay the parent company a dividend of $3.9 million.

New service sales remained strong throughout the year, with a heavy concentration of CD-ROM products. PORTFOLIO PLUS is widely accepted in the marketplace and TAX PRACTICE SERIES is making great inroads into the accounting market.

MULTISTATE TAX PORTFOLIOS, launched in the fall of 1994, exceeded first-year sales projections and has proven to be a valuable addition to the product line. Several new portfolios were added to the series during the year, and coverage of state tax legislation and regulation was expanded in the MULTISTATE TAX REPORT.

Ongoing editorial work for an expanding line of tax services has been greatly increased by the addition of full text, forms, and research aids to TM's CD-ROM products. In addition, PORTFOLIO PLUS and TAX PRACTICE SERIES were made available in Windows^TM format by year-end, greatly increasing production and customer service efforts.

The CD-ROM services were expanded further in early 1996 with a new disc that provides full text of state, as well as federal, tax forms.
Additional enhancements are scheduled throughout the year.

The national debate on various tax proposals is having no immediate impact on TM's services. Current regulation and litigation is providing substantial need to revise and update our services. Even if a flat tax were enacted, the outlook is for substantial need for authoritative interpretation of the business, estate, and foreign tax consequences.

BNA SOFTWARE

BNA Software finished 1995 with $8.8 million in revenues, a new high for the division. Operating profit was healthy and ahead of budget, but lower than 1994.

Slightly lower new sales in 1995 are attributed to the uncertainty about new tax legislation that existed throughout the year. Renewal sales remained high, however, and circulation levels increased slightly over the prior year.

Editorial expenses were up about 10 percent over 1994 due to increased expenditures in new and existing product development activities. These activities, along with several new product launches, remain a priority for 1996.

Production and distribution expenditures also were higher due to higher internal allocations and a series of successful promotional campaigns to get users to switch to the new BNA INCOME TAX PLANNER FOR WINDOWS^TM. Over half of the eligible users made the switch and new sales for the Windows^TM version remained strong throughout the year.

In March 1995, the BNA REAL ESTATE INVESTMENT SPREADSHEET was discontinued. The circulation of this product had been declining for several years due to the Tax Reform Act of 1986, which closed many real estate tax loopholes, and to the extended decline of the real estate market in general. In September, operations were further streamlined with the integration of the BNA CORPORATE FOREIGN TAX CREDIT PLANNER into the BNA CORPORATE TAX PLANNER. This product transition was smooth and well received by customers.

BNA Software's prospects for 1996 appear bright as the division strengthens its position in existing markets and enters new segments with products that are anticipated to be market "firsts."

BNA INTERNATIONAL INC.

1995 was a record year for BNA International as the subsidiary confirmed its ability to generate meaningful profits. A break-even performance had been budgeted to allow for new product initiatives. However, the continuing focus on cost control, revenue growth, and a gain from the sale of DIRECT INVESTMENT IN NORTH AMERICA to another publisher, resulted in a net income of $207,000, well above the previous year.

Revenues from BNAI products were up by 6.1 percent over 1994 due to the success of its new WORLD SECURITIES LAW REPORT and above budget performance of several services. Foreign sales of parent company and Tax Management products were sustained at previous years' levels despite recession in several key markets. Foreign circulation of parent company and Tax Management products increased by 1.8 percent.

The subsidiary continued to seek efficiency gains, and additional savings were made in production and editorial costs. TAX PLANNING INTERNATIONAL and WORLD INTELLECTUAL PROPERTY REPORT generated significant profits, while EASTERN EUROPE REPORTER joined the list of profitable BNAI services for the first time.

Having succeeded in putting the company on a profitable path, management's focus turned to developing a strategy for future growth. This will be achieved through a combination of new product introductions and continuous appraisal of acquisition opportunities. The first result of this effort will be the introduction of a new international tax related loose-leaf service in late 1996. BNAI will acquire content for this publication by partnering with an outside organization. If successful, this publishing model will be actively considered in the future. Research continues into other potential subject areas for new international products.

With a pattern of profitability established, BNAI will continue to seek innovative ways of growing by exploiting the potential of international markets.

PIKE & FISCHER, INC.

Pike & Fischer's net income in 1995 topped $1 million for the first time ever, even though the company invested heavily in improving both its print and CD-ROM communications law services.

Nearly 30 years of full-text case law was added to COMMUNICATIONS
REGULATION ON CD-ROM and the 46-year-old RADIO REGULATION print service was relaunched under the new title COMMUNICATIONS REGULATION. These investments were necessary to counter new competitive threats to Pike & Fischer's position as the leading publisher of communications law reference materials. Market reaction to the upgrade and relaunch has been highly favorable.

Offsetting these unusual expenditures were better than expected increases in revenues from the telecommunications and GREEN MARKETS product groups of 7 percent and 5 percent, respectively. Overall, revenues moved up 3.2 percent to a new high. Net income remained at 20 percent of revenues for the second year in a row, and Pike & Fischer once again paid a $650,000 dividend to BNA.

The launch of COMMUNICATIONS REGULATION was a large and complicated project. Over three million new pages were printed, bound, and distributed free of charge to RADIO REGULATION subscribers. The printing, binding, boxing, and labeling were all done in-house, with BNA's
Distribution Center providing essential logistical support to get the finished product to Pike & Fischer's customers.

Even without the rebuilding effort on behalf of the COMMUNICATIONS REGULATION products, 1995 would have been an especially busy year for the company. "Print on demand" was introduced for making up loose-leaf books, the company's leasehold in Bethesda was expanded, and the BNA CRIMINAL PRACTICE MANUAL was moved to Pike & Fischer from the parent company.

The initiatives undertaken in 1995 will enable Pike & Fischer to continue contributing to BNA's long-term financial and strategic objectives well into the future.

BNA COMMUNICATIONS INC.

BNAC's 1995 sales were down 7.8 percent from 1994, reflecting a flat year for the training media business as a whole as well as a dearth of new product releases by the subsidiary. However, a number of important steps were taken to reorganize the company for growth and profitability in 1996.

Significant turnover at all levels of management and among the sales force adversely affected 1995 operations. The decline in revenue, together with write-downs of underperforming assets and restructuring costs, led to a net loss of $756,000.

As the year drew to a close, BNAC took the following steps to restore the company to a firm financial footing:

        o Shifted video production to outside producers and subject matter experts, thereby eliminating the internal production unit.

        o Contracted with a large technology company to launch a new line of multimedia CD-ROM safety training programs which promise new synergies with the parent company.

        o Eliminated the export department due to declining international sales.

        o Contracted to install a new computer system to reduce costs and increase productivity.

These steps combined with new cost controls and an aggressive schedule of new product releases bode encouragingly for a return to profitable operations in 1996.

BNA WASHINGTON, INC.

BNAW's 1995 operating revenue from outside tenants was $1.8 million. Operating costs for all facilities combined were 6 percent lower than in 1994.

Office space planning, utilization, and accommodating growth were major activities for the subsidiary during the year. Although actual employee growth was less than projected, the demand for available space, as well as redesign of existing space, increased in 1995. Numerous space renovation, expansion, and redesign projects were undertaken affecting some 500 employees and involving almost 60,000 square feet of office space. All demands were accommodated within existing facilities and, with continued efficient utilization of available space, the facilities should handle projected needs through 1996.

The strategic facility planning committee made considerable progress in 1995. The options under consideration are development of new facilities or relocation to existing space in the District, Maryland, or Virginia. The committee has reviewed relocation and facility development financial models for several sites in the District of Columbia and close-in Maryland and Virginia. In addition, consideration is being given to staying in the West End and continuing to supplement growth requirements with leased space in the immediate area. It is expected that the committee will complete the planning and make recommendations by midyear.

THE McARDLE PRINTING CO., INC.

McArdle's 1995 results show that progress continues to be made growing the business and improving profitability while enhancing product quality and responsiveness.

Operating revenues were $24.2 million, a 1.4 percent increase, and operating profit was essentially even with the previous year. Net income was lower because 1994 had included substantial tax refunds. The subsidiary paid the parent company a dividend of $500,000, a 25 percent increase over 1994.

McArdle's top priorities continue to be improving quality and increasing revenues. The Total Quality Management (TQM) program, established in 1993, is progressing as planned. In addition to Process Improvement and Task Force Teams, the TQM effort has been expanded to include more employees. The company believes that emphasis on quality will pay dividends in increased sales from existing customers and by attracting new business.

During the year, McArdle installed a computerized labeling system to address the more than 12 million mailings annually to BNA subscribers. This system, which codes, addresses, and prints all required information on generic envelopes, will reduce BNA's mailing expense by more than $125,000 annually and bring work previously subcontracted into the subsidiary.

In the last quarter of 1995, McArdle purchased an integrated printing operations system which will apply proven state-of-the-art management information technology to almost every aspect of the company's operations. The system will provide more timely and accurate information to identify, react, respond, and track plant operations. It will become operational during 1996.

The McArdle Printing Company is committed to improving quality through TQM and by keeping abreast of the rapidly advancing technological changes in the industry. With these commitments, existing facilities, and personnel, it is and will remain well positioned to meet BNA's present and future printing requirements and to offer competitively priced, superior quality, and on-time printing services to commercial markets.

                                                PART I
                                               --------
Item 1.          Business
                 ---------
General Development of Business and Narrative Description of Business
Cont.
-----------------------------------------------------------------------
The Bureau of National Affairs, Inc. ("BNA" or the "Company") operates primarily in the business information publishing industry. Operations consist of the production and marketing of information products in print and electronic form, and outside printing services. Activities in other industry segments are less than 10 percent of total revenue.

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

The number of employees of BNA and its subsidiaries was 1,863 at December 31, 1995.

                                                Part I
                                               --------
Item 2.  Properties
         -----------
BNA Washington Inc. owns and manages the buildings presently used by BNA and some of its Washington area subsidiaries. Principal operations are conducted in three adjacent buildings at 1227-1231 25th Street, NW, Washington, D.C. The office building at 1227 25th Street is being used primarily by BNA and also for commercial leasing. BNA also leases office space at 1250 23rd Street, NW, Washington, D.C.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                                PART I
                                                -------

Item X.                       EXECUTIVE OFFICERS OF THE REGISTRANT
                              -------------------------------------

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 1995. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

        Name             Age       Present position and prior experience
-----------------       ----      --------------------------------------
William A. Beltz         66        Chairman of the Board, President and
                                   Chief Executive Officer
                                     Elected Chairman in 1994, president and
                                     editor-in-chief in 1979 and chief executive officer in 1980. Joined BNA in 1956. Served as president until February, 1995.

Jacqueline M.            46        Vice President for Human Resources
 Blanchard                           Elected to vice president in 1994.
                                     Previously was director of labor and
                                     employee relations since 1987. Joined BNA in 1984.

John P. Boylan, Jr.      56        Vice President for Administration
                                     Elected to present position in 1986.
                                     Joined BNA in 1974 after employment at
                                     Fisher-Stevens, Inc. (a former BNA
                                     subsidiary) since 1962.

Robert Brooks            46        Vice President and Director of Sales and
                                   Marketing
                                     Elected to present position in 1991.
                                     Previously General Manager of BNA Software since 1984. Joined BNA in 1974. Resigned January 31, 1996.

Kathleen D. Gill         49        Vice President and Executive Editor
                                     Elected to vice president and executive
                                     editor in 1993. Previously was associate editor for business and human resources services since 1987. Joined BNA in 1970.

John E. Jenc             53        Treasurer
                                     Elected to present position in 1990.
                                     Joined BNA as Controller in 1981.


George J. Korphage       49        Vice President and Chief Financial Officer
                                     Elected vice president in 1988 and chief financial officer in 1989. Joined BNA in 1972.

                                                      (Continued)

Item X.          EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)
                 -------------------------------------------------

   Name                  Age       Present position and prior experience
----------------        ----      --------------------------------------
John V. Schappi          66        Vice Chairman of the Board
                                     Elected to Vice Chairman in 1993 and served as vice president for human resources from 1987 to 1994. Previously was associate editor for labor services since 1972. Joined BNA in 1955. Retired in December 1994.

Mary Patricia Swords     50        Vice President and Director-Elect of Sales
                                   and Marketing
                                     Elected to present position on Februrary 1, 1996. Previously was regional manager of Mountain sales region since 1985. Joined BNA in 1977.

Robert L. Velte          48        Vice President for Strategic Development and
                                   President, BNA International, Inc. (BNAI)
                                     Elected to vice president in 1995 and
                                     president of BNAI in 1994. Previously was president of BNA Communications since 1986. Joined BNA Communications in 1976.

Paul N. Wojcik           47        President and Chief Operating Officer
                                     Elected President 1995, senior vice
                                     president in 1994 and general counsel in 1988. Joined BNA in 1972.

                                             PART II
                                            ---------
Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
                 --------------------------------------------------------------

Market Information, Holders, and Dividends
-------------------------------------------
There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market in which Class A stock can be bought and sold.

The Board of Directors establishes semi-annually the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 46 years, and they are expected to continue.

As of March 1, 1996, there were 1,514 Class A shareholders, 219 Class B shareholders, and 40 Class C shareholders. The company repurchased 55,829 shares of Class B stock and 9,069 shares of Class C stock from retired employees or their estates in the 12 months ending March 1, 1996.

Established stock price and dividends declared during 1995 and 1994 were as follows:

   Stock Price
        January 1, 1994 - March 26, 1994          $20.50
        March 27, 1994 - September 24, 1994        21.50
        September 25, 1994 - March 25, 1995        22.00
        March 26, 1995 - September 23, 1995        24.00
        September 24, 1995 - December 31, 1995     24.75


   Dividends Declared
        March 26, 1994                            $  .45
        September 24, 1994                           .45
        March 25, 1995                               .47
        September 23, 1995                           .47


The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                                         Part II
                                                        ---------
Item 6.          Selected Financial Data
                 ------------------------

                                   THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED OPERATING AND FINANCIAL SUMMARY:1995-1991
                           (Dollar amounts in thousands, except per share data)

                                            1995     1994     1993     1992     1991
---------------------------------------------------------------------------------------
  Operating Revenues                      $226,497 $215,491 $200,818 $193,036 $181,347
  Operating Expenses                       218,628  204,507  191,144  182,959  171,622
---------------------------------------------------------------------------------------
  Operating Profit                           7,869   10,984    9,674   10,077    9,725
  Non-operating Income (Expense):
    Investment Income, net                   6,452    4,614    5,759    3,908    3,024
    Other Income (Expense), Net              3,257      459      303     (850)     (55)
---------------------------------------------------------------------------------------
  Income from Continuing Operations
    Before Income Taxes and Cumulative
    Effects of Accounting Changes           17,578   16,057   15,736   13,135   12,694
  Income Taxes                               5,487    4,397    4,482    3,718    4,092
 --------------------------------------------------------------------------------------
  Income from Continuing Operations
    Before Cumulative Effects of
    Accounting Changes                      12,091   11,660   11,254    9,417    8,602
  Cumulative Effects of
    Accounting Changes (a)                      --       --       --  (19,482)      --
---------------------------------------------------------------------------------------
  Net Income (Loss)                        $12,091  $11,660  $11,254 ($10,065)  $8,602
------------------------------------------=============================================
  Profit Ratios (b):
    % of Operating Revenues                   5.3      5.4      5.6      4.9      4.7
    % of Average Stockholders' Equity        19.8     21.7     22.7     17.4     14.4
---------------------------------------------------------------------------------------
  Earnings (Loss) Per Share From:
    Continuing Operations                   $1.38    $1.36    $1.32    $1.11    $1.03
    Cumulative Effects of Accounting
      Changes                                  --       --       --    (2.30)      --
  Total Earnings (Loss) Per Share            1.38     1.36     1.32    (1.19)    1.03
  Dividends Per Share                        0.94     0.90     0.90      .84      .82
------------------------------------------=============================================
  Balance Sheet Data:
    Total Assets                         $278,752 $270,599 $251,517 $229,035 $192,592
    Long-Term Debt                             --      107    1,332    1,534    5,721
------------------------------------------============================================
  Employee Data:
    Number of Employees                     1,863    1,854    1,796    1,718    1,797
    Total Employment Costs               $119,488 $120,599 $111,443 $104,345  $95,287
------------------------------------------=============================================
  Stockholders' Data at Year-End:
    Book Value Per Share                    $7.59    $6.36    $6.14    $5.47    $7.34
    Number of Stockholders                  1,717    1,627    1,568    1,577    1,523
    Common Shares Outstanding
     (In thousands)                         8,858    8,652    8,553    8,521    8,394
------------------------------------------=============================================
    a
  (a) Includes the cumulative effects of the changes in accounting for other postretirement benefits and for income taxes.
    b
  (b)  Based on net income excluding the cumulative effects of accouting changes.

                                                PART II
                                               ---------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 ------------------------------------------------------------

1995 VS. 1994 - CONSOLIDATED
----------------------------
Consolidated revenues of $226 million were up 5.1 percent from the prior year's $215 million. Operating profit was lower than last year, but net income of $12.1 million was the highest in Company history.

Service revenues (from print and CD-ROM subscriptions and online products) increased 6.2 percent over 1994 due to continued growth in the combined subscription revenue base for print and CD-ROM products. This growth has been fueled by the market acceptance of the CD products, which generated over half of all new subscription sales dollars this year. Service revenues were 86.4 percent of consolidated revenues in 1995 and 85.6 percent in 1994. Non-service revenues (from software, outside printing, training media, books, and other units) declined slightly, as revenues were generally unchanged from the prior year, except for a 7.8 percent decline in training media.

Operating expenses increased 6.9 percent overall in 1995. For services, the expense increase was mainly due to higher salaries, increased postage and paper rates, higher CD production costs for growing circulations and new products, increased product development costs, higher selling expenses related to record prior-year new sales, and an accounting adjustment for advertising expenses. The operating expense increase was mitigated by lower press runs for some products and the discontinuance of a costly
print product in June, 1994.   Four new services were launched in 1995,
including two in CD format. In addition, Windows^tm versions of the Company's most successful CD products were developed and launched.
Product development expenses for new products and improvements on existing products were $6.6 million in 1995 compared to $4.7 million in 1994. Operating expenses in 1995 also include an identifiable $5.5 million for developing improved business and publishing systems and $6.6 million in 1994. Non-service operating expenses were 4.8 percent higher in 1995, primarily related to software product improvement costs.

As described in Note 2 to the financial statements, during 1995 the Company adopted SOP 93-7 "Reporting on Advertising Costs", which requires that all advertising costs now be expensed as incurred. Previously, advertising costs were deferred and expensed over subscription terms. Implementing this change increased the 1995 operating expenses because current advertising costs were expensed, and in addition, $2.1 million of previously deferred advertising costs were also expensed. Operating profit declined 28.4 percent in 1995. Excluding the previously deferred advertising costs, the operating profit decline was 9.7 percent.

Non-operating income nearly doubled in 1995 due to higher investment income related to larger portfolios, and $3.2 million of gains on the sale of a former printing plant site and sales of publications.

The consolidated federal, state, and local effective income tax rate was
31.2 percent in 1995 compared to 27.4 percent in 1994. In 1994, a 2.4 percent reduction for research and development credit lowered the effective income tax rate.

                                                              (Continued)

Earnings per share were $1.38 per share compared to $1.36 per share in 1994.

1994 VS. 1993 - CONSOLIDATED
----------------------------
Consolidated revenues of $215 million were up 7.3 percent from the prior year's $201 million and operating profit increased 13.5 percent. Net income of $11.7 million increased 3.6 percent.

Revenues increased in all operating units of the Company in 1994. Service revenues increased 6.7 percent over 1993 due to record-setting new sales and higher prices. Approximately half of the new sales were for CD products. Some of the CD sales replaced print products, but since CD products have more value-added features, they afford an opportunity for higher pricing than their print counterparts. Service revenues were 85.6 percent of consolidated revenues in 1994 and 86.1 percent in 1993. Non-service revenues increased 11.2 percent, primarily due to much higher printing sales to outside customers.

Operating expenses increased 7 percent overall in 1994. For services, the expense increase was mainly due to higher costs for salaries, commissions, and bonuses on record new sales, royalties on CD products, depreciation on new equipment, and systems development costs. Four new services were launched in 1994, including three in CD format. Product development expenses totalled $4.7 million, 10.4 percent lower than the $5.3 million in 1993 when 11 new products were launched. Operating expenses in 1994 also include an identifiable $6.6 million for developing improved business and publishing systems. Non-service operating expenses were 14.6 percent higher in 1994, primarily related to the higher outside printing revenues.

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

DEFERRED TAX ASSETS

In accordance with SFAS 109, the Company has recorded $14.4 million of net deferred tax assets as of year-end 1995. This amount includes $19 million related to the accrued postretirement benefits liability.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has a consistent history of profitability and taxable income, and management believes this trend will continue. Factors supporting this conclusion are

                                                            (Continued)
consistent profitable operations, a quality reputation in the markets served by the Company, a high renewal rate for subscription products, a large deferred revenue liability (representing payments and orders for future fulfillment), and the recent successful introduction of products using new CD and electronic delivery methods.

In the opinion of management, it is more likely than not that the existing deferred tax assets will be realized in future years, and no valuation allowance is necessary.

FINANCIAL RESOURCES AND CASH FLOWS

The Company maintains its financial reserves in cash and investment securities which, along with its operating cash flows, are sufficient to fund ongoing cash expenditures for operations and to support employee ownership. Cash provided from operating activities amounted to $25.4 million in 1995 reflecting a 4.1 percent increase in collections, and only a 2.8 percent increase in expenditures.

Cash outlays for investing activities netted to $16.5 million, reflecting $15.6 million transferred to the Company's investment portfolio and capital expenditures of $5.2 million, which were partially offset by $4.3 million in proceeds from sales of assets. Capital expenditures for 1996 are budgeted to be over $10 million.

Sales of Class A capital stock to employees provided $6.4 million of equity capital in 1995; the Company paid $1.6 million for repurchases of Class B and Class C capital stock and $8.3 million for dividends.

With $114.8 million in cash and investment portfolios, no term debt, and a $10 million line of credit, the financial position and liquidity of the Company remains very strong. Should more funding become necessary in the future, the Company has substantial additional debt capacity based on its operating cash flows and real estate equity. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, capital expenditures, debt repayments, and, in addition, provide funds for dividend payments and the repurchase of Class B and Class C stock tendered by shareholders.

                                                Part II
                                               --------
Item 8.          Financial Statements and Supplementary Data
                 --------------------------------------------

















                                 THE BUREAU OF NATIONAL AFFAIRS, INC.

                                   Consolidated Financial Statements

                                      December 31, 1995 and 1994

                              (With Independent Auditors' Report Thereon)

                                     INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the consolidated financial statements of The Bureau of National Affairs, Inc. as listed in the accompanying index in Part IV,
Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Part IV, Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-7, "Reporting on Advertising Costs" in 1995.


                                       s\  KPMG Peat Marwick LLP
                                       --------------------------
                                        KPMG Peat Marwick
Washington, DC
February 20, 1996

                                         THE BUREAU OF NATIONAL AFFAIRS, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                    YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                             (In thousands of dollars)
                                                                                     Percent of
                                                                                 Operating Revenues
                                                                                 ----------------------
                                                   1995      1994      1993       1995    1994    1993
                                                 ----------------------------    ----------------------
OPERATING REVENUES (Notes 1 and 2)                $226,497  $215,491  $200,818    100.0%  100.0%  100.0%
                                                  --------  --------  --------    ------  ------  ------
OPERATING EXPENSES (Notes 1, 2, 3, 8 and 9):
  Editorial, production, and distribution         128,671  121,337   114,648       56.8    56.3    57.1
  Selling, including $2,055 in 1995 for
    effect of advertising adjustment               57,172   49,759    42,733       25.2    23.1    21.3
  General and administrative                       31,819   32,283    32,914       14.1    15.0    16.4
  Profit sharing                                      966    1,128       849         .4      .5      .4
                                                 --------  --------  --------     ------  ------  ------
                                                  218,628  204,507   191,144       96.5    94.9    95.2
                                                 --------  --------  --------     ------  ------  ------
OPERATING PROFIT                                    7,869   10,984     9,674        3.5     5.1     4.8
                                                 --------  --------  --------     ------  ------  ------
NON-OPERATING INCOME:
  Investment income (Note 4)                        6,452    4,614     5,759        2.8     2.1     2.9
  Other income (Note 5)                             3,257      459       303        1.4      .2      .1
                                                 --------  --------  --------     ------  ------  ------
TOTAL NON-OPERATING INCOME                          9,709    5,073     6,062        4.2     2.3     3.0
                                                 --------  --------  --------     ------  ------  ------
INCOME BEFORE PROVISION FOR INCOME TAXES           17,578   16,057    15,736        7.7     7.4     7.8

PROVISION FOR INCOME TAXES (Note 7)                 5,487    4,397     4,482        2.4     2.0     2.2
                                                 --------  --------  --------     ------  ------  ------
NET INCOME                                       $ 12,091  $ 11,660  $ 11,254       5.3%    5.4%    5.6%
                                                 ========  ========  ========     ======  ======  ======
EARNINGS PER SHARE (Notes 2 and 10):             $   1.38  $   1.36  $   1.32
                                                 ========  ========  ========

                       See accompanying notes to consolidated financial statements.


                                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1995 AND 1994
                                                 (In thousands of dollars)

                                                        A S S E T S
                                                        -----------
                                                           1995          1994
                                                        ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents (Note 4)                    $  17,763     $  12,428
  Short-term investments (Note 4)                          11,123         6,045
  Receivables (Note 8)                                     43,171        49,138
  Inventories (Note 8)                                      6,268         6,833
  Prepaid expenses                                          3,378         2,600
  Deferred selling expenses (Note 2)                       25,226        33,129
                                                        ---------     ---------
       Total current assets                               106,929       110,173

MARKETABLE SECURITIES (Note 4)                             85,884        67,180
PROPERTY AND EQUIPMENT (Note 8)                            53,265        57,973
DEFERRED INCOME TAXES (Note 7)                             19,197        20,853
GOODWILL (Note 6)                                           9,550         9,863
OTHER ASSETS (Note 8)                                       3,927         4,557
                                                        ---------     ---------
       Total assets                                     $ 278,752     $ 270,599
                                                        =========     =========

                                                                     (Continued)

                                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1995 AND 1994
                                                 (In thousands of dollars)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
                                                          1995          1994
                                                        ---------     ---------
CURRENT LIABILITIES:
  Payables and accrued liabilities (Note 8)             $  33,569     $  33,119
  Deferred income taxes (Note 7)                            4,788         8,188
  Deferred subscription revenue (Note 2)                  117,567       120,579
                                                        ---------     ---------
       Total current liabilities                          155,924       161,886

POSTRETIREMENT BENEFITS, less current portion (Note 3)     52,418        50,303
OTHER LIABILITIES                                           3,212         3,367
                                                        ---------     ---------
         Total liabilities                                211,554       215,556
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES
  (Notes 9 and 10)

STOCKHOLDERS' EQUITY (Notes 4 and 10):
  Common stock issued, $1.00 par value -
    Class A - 6,478,864 shares                              6,479         6,479
    Class B - 4,926,973 shares                              4,927         4,927
    Class C -   506,336 shares                                506           506
  Additional paid-in capital                               27,695        22,722
  Retained earnings                                        44,665        40,828
  Treasury stock, at cost                                 (18,782)      (18,604)
  Net unrealized gain (loss) on marketable securities       1,756        (1,722)
  Foreign currency translation adjustment                     (48)          (93)
                                                        ---------     ---------
         Total stockholders' equity                        67,198        55,043
                                                        ---------     ---------
         Total liabilities and stockholders' equity     $ 278,752     $ 270,599
                                                        =========     =========

                                          See accompanying notes to consolidated
                                                   financial statements.

                                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                 (In thousands of dollars)

                                                            1995          1994           1993
                                                          ---------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 12,091      $ 11,660       $ 11,254
  Items with different cash requirements
    than that reflected in net income -
      Deferred subscription revenue                         (2,431)       12,745          8,311
      Depreciation and amortization                         10,216         9,856          9,686
      Accrued postretirement benefits expense                2,096         3,500          3,900
      Provision for deferred income taxes                   (3,713)        1,238            701
      Deferred selling expenses                              7,701        (8,895)        (6,151)
      (Gain) on sales of securities                           (672)         (341)        (1,969)
      (Gain) loss on disposals of property                  (2,223)           44              8
      (Gain) on sales of publishing assets                    (981)         (503)          (311)
      Others                                                    22            36            385
  Changes in operating assets and liabilities -
      Receivables                                            5,876        (8,046)        (6,760)
      Payables and accrued liabilities                      (1,634)        1,552          4,896
      Inventory                                                551           142            305
      Film production costs                                   (184)         (581)          (727)
      Other assets and liabilities - net                    (1,276)         (556)          (446)
                                                          ---------     ---------      ---------
Net cash provided from operating activities                 25,439        21,851         23,082
                                                          ---------     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -
    Purchases of equipment and furnishings                  (4,574)       (5,046)        (7,454)
    Building improvements                                     (664)         (281)          (870)
    Land costs                                                   -             -           (358)
    Proceeds from the sales of property                      3,367             -              -
    Proceeds from sales of publishing assets                   943           549          1,004
    Purchase of publishing assets                                -          (227)             -
                                                          ---------     ---------       --------
    Net cash used for capital expenditures                    (928)       (5,005)        (7,678)
                                                          ---------     ---------       --------
  Securities investments-
    Proceeds from sales and maturities                      75,373        65,269        156,284
    Purchases                                              (90,983)      (69,556)      (160,963)
                                                          ---------     ---------       --------
    Net cash used for securities investments               (15,610)       (4,287)        (4,679)
                                                          ---------     ---------       --------
Net cash used for investing activities                     (16,538)       (9,292)       (12,357)
                                                          ---------     ---------       --------


                                                                                       (Continued)

                                           THE BUREAU OF NATIONAL AFFAIRS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                 (In thousands of dollars)
                                                           1995          1994         1993
                                                         ---------    ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of capital stock to employees                       6,385         5,550       2,781
  Purchases of treasury stock                              (1,590)       (3,487)     (2,196)
  Dividends paid                                           (8,254)       (7,765)     (7,693)
  Repayment of borrowings                                    (107)       (5,411)     (3,188)
                                                         ---------     ----------   ---------
Net cash used for financing activities                     (3,566)      (11,113)    (10,296)
                                                         ---------     ----------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   5,335         1,446         429

CASH AND CASH EQUIVALENTS, beginning of year               12,428        10,982       10,553
                                                         ---------     ----------   ---------
CASH AND CASH EQUIVALENTS, end of year                   $ 17,763      $  12,428    $ 10,982
                                                         =========     ==========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                          $     95      $     183    $    420
  Income taxes paid                                         8,121          2,578       5,803

                                          See accompanying notes to consolidated
                                                   financial statements.

                                                                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                                              (In thousands of dollars)
                                                              Capital Stock Issued      Additional
                                                         -----------------------------   Paid-In    Retained     Treasury
                                                         Class A   Class B   Class C     Capital    Earnings      Stock      Other
                                                         -------   -------   -------    --------     --------    ---------  --------
 BALANCE, January 1, 1993                                $6,479    $4,595    $  506    $ 16,298     $ 33,372    $ (14,496) $   (106)

  Sale of Class A treasury shares to employees              -         -         -         2,125          -            656       -
  Issuance of Class B shares in exchange for
    Class A shares                                          -         324       -           -            -           (324)      -
  Repurchase of shares                                      -         -         -           -            -         (2,196)      -
  Net income                                                -         -         -           -         11,254          -         -
  Cash dividends - $.90 per share                           -         -         -           -         (7,693)         -         -
  Change in net unrealized gain (loss) on
    marketable securities                                   -         -         -           -            -            -       1,681
  Currency translation adjustment                           -         -         -           -            -            -           9
                                                         -------   -------   -------    --------     --------    ---------  --------
 BALANCE, December 31, 1993                               6,479     4,919       506      18,423       36,933      (16,360)    1,584

  Sale of Class A treasury shares to employees              -         -         -         4,299          -          1,251       -
  Issuance of Class B shares in exchange for
    Class A shares                                          -           8       -           -            -             (8)      -
  Repurchase of shares                                      -         -         -           -            -         (3,487)      -
  Net income                                                -         -         -           -         11,660          -         -
  Cash dividends - $.90 per share                           -         -         -           -         (7,765)         -         -
  Change in net unrealized gain (loss) on
    marketable securities                                   -         -         -           -            -            -      (3,336)
  Currency translation adjustment                           -         -         -           -            -            -         (63)
                                                         -------   -------   -------    --------     --------    ---------  --------
 BALANCE, December 31, 1994                               6,479     4,927       506      22,722       40,828      (18,604)   (1,815)

  Sale of Class A treasury shares to employees              -         -         -         4,973          -          1,412       -
  Repurchase of shares                                      -         -         -           -            -         (1,590)      -
  Net income                                                -         -         -           -         12,091          -         -
  Cash dividends - $.94 per share                           -         -         -           -         (8,254)         -         -
  Change in net unrealized gain (loss) on
    marketable securities                                   -         -         -           -            -            -       3,478
  Currency translation adjustment                           -         -         -           -            -            -          45
                                                         -------   -------   -------    --------     --------    ---------  --------
 BALANCE, December 31, 1995                              $6,479    $4,927    $  506     $27,695      $44,665     $(18,782)  $ 1,708
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

                                   YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

(1)     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the "Parent"), and its subsid-iaries (consolidated, the "Company"). The Company operates primarily in the business information publishing industry. Operations consist pri-marily of the production and marketing of specialized labor, legal, economic, tax, health care and other regulatory information services in print and electronic formats, and outside printing services. Activities in other industry segments provide less than 10 percent of total revenue. Customers are primarily domestic lawyers, accountants, business executives, human resource professionals, health care admin-istrative professionals, labor unions, trade associations, educational institutions, government agencies, and libraries. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have ten percent or more of its assets in foreign locations.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation.


(2)     RECOGNITION OF SUBSCRIPTION REVENUES AND SELLING EXPENSES

        Subscription revenues and related field selling expenses are deferred and amortized over the subscription terms, which are primarily one year. Deferred subscription revenue is classified on the balance sheet as a current item; however the fulfillment of the Company's subscription liability will use substantially less current assets than the liability amount shown.

        During 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-7, "Reporting on Advertising Costs", which requires that advertising costs be expensed as incurred. Prior to 1995, the Company's policy was to defer and amortize these costs in the same manner as field selling costs. The adoption of SOP 93-7 increased 1995 operating expenses because $5,379,000 of currently incurred advertising costs were ex-pensed, and in addition, $2,055,000 of previously deferred advertising costs were also required to be expensed. The effect of expensing 1995 advertising costs as incurred, compared to the prior amortization method, was to decrease 1995 net income by $1,064,000, or $0.12 per share. Advertising expense under the prior amortization method in 1994 and 1993 was $5,870,000 and $6,057,000, respectively.
                                                                  (Continued)

(3)     EMPLOYEE BENEFIT PLANS

        The Company has noncontributory defined benefit pension plans covering employees of the Parent and certain subsidiaries. Benefits are based on years of service and average annual compensation for the highest paid five years during the last 10 years of service. The plans provide for five-year cliff vesting.

        The Company's funding practice is to contribute amounts which, at a min-imum, satisfy ERISA requirements. The Company contributed $3,899,000 to the Plan in 1995, $3,217,000 in 1994, and $2,914,000 in 1993.

        Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):
                                                  1995        1994        1993
                                                --------    --------    --------
         Service cost - benefits earned
           during the year                      $ 3,207     $ 3,448     $ 2,505
         Interest cost                            4,939       4,526       4,009
         Actual return on plan assets during
           the year - (gain) loss               (14,287)        256      (5,904)
         Net asset gain (loss) deferred for
           later recognition                     10,146      (4,389)      2,255
         Amortization of transition assets and
           unrecognized prior service costs        (174)       (102)        (93)
                                                --------    --------    --------
         Net pension expense                    $ 3,831     $ 3,739     $ 2,772
                                                ========    ========    ========


                                                                  (Continued)

        The following table sets forth the funded status of the Plan and the liabilities recognized in the Company's Consolidated Balance Sheets (in thousands of dollars, except percentages):
                                                                December 31,
                                                              1995       1994
                                                            --------   --------
        Actuarial present value of benefit obligations:
          Vested benefits                                   $ 44,618   $ 37,121
          Nonvested benefits                                  10,711      6,912
                                                            --------   --------
        Accumulated benefit obligation                        55,329     44,033
        Projected future compensation                         21,923     15,776
                                                            --------   --------
        Projected benefit obligation                          77,252     59,809
        Plan assets at fair value                             67,595     53,035
                                                            --------   --------
        Projected benefit obligation in excess of
          plan assets                                          9,657      6,774
        Unrecognized net asset                                 2,628      3,004
        Unrecognized net gain (loss)                          (2,662)       113
        Unrecognized prior service cost                       (1,698)    (1,899)
                                                            --------   --------
        Accrued pension liability                              7,925      7,992
        Less - current portion                                 3,900      3,899
                                                            --------   --------
        Long-term portion                                   $  4,025   $  4,093
                                                            ========   ========
        Assumed discount rate                                  6.75%       8.0%
        Assumed rate of compensation increase                   5.0%       5.0%
        Expected long-term rate of return on assets             8.0%       8.0%

        Plan assets included equity securities, fixed income securities, and temporary investments. Calculations of benefit obligations as of December 31, 1995, have been estimated by an independent actuary and are subject to revision upon completion of a detailed actuarial study.

        In addition, some acquired subsidiaries have defined contribution pen-sion plans and union-sponsored multi-employer pension plans. Contribu-tions under some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Total contributions under these plans were $775,000 in 1995, $775,000 in 1994 and $721,000 in
        1993.

        The Company also has a cash profit sharing plan based on operating in-come before taxes, as defined, covering employees of the Parent and certain subsidiaries. Profit sharing expense was $966,000 in 1995, $1,128,000 in 1994, and $849,000 in 1993.

        In addition to providing pension benefits, the Company extends certain health care and life insurance benefits ("other postretirement bene-fits") to retired employees. Most of the Company's employees are eligible for these benefits


                                                                  (Continued)
        if they retire while working for the Company. The Company's policy is to fund these benefits as claims and premiums are paid.

        Postretirement benefits expense is recorded in accordance with financial reporting standards which require that the present value of these bene-fits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                    1995       1994       1993
                                                  --------   --------   --------
        Service cost-benefits earned
          during the year                         $ 1,505    $ 1,824    $ 1,993
        Interest cost                               2,493      2,543      3,073
        Amortization of net gain                     (844)      (331)       (39)
                                                  --------   --------   --------
        Postretirement benefits expense           $ 3,154    $ 4,036    $ 5,027
                                                  ========   ========   ========

        The following table sets forth the liabilities for these benefits recog-nized in the Company's Consolidated Balance Sheets (in thousands of dollars):

                                                                 December 31,
                                                               1995       1994
                                                             -------    -------
        Actuarial present value of benefit obligation:
          Retirees                                           $11,589    $11,324
          Fully eligible active plan participants                985        856
          Other active plan participants                      24,716     17,978
                                                             -------    -------
        Accumulated benefit obligation                        37,290     30,158
        Unrecognized net gain                                 11,549     16,463
        Unrecognized prior service cost                          622        677
                                                             -------    -------
        Accrued other postretirement benefits liability       49,461     47,298
        Less - current portion                                 1,068      1,088
                                                             -------    -------
        Long-term portion                                     48,393     46,210
                                                             =======    =======
        Assumed discount rate                                  6.75%       8.0%
        Assumed rate of compensation increase                   5.0%       5.0%

        The December 31, 1995 accumulated benefit obligation was determined using an assumed health care cost trend rate of 6 percent in 1996, de-clining to 5 percent per year in the year 2001 and thereafter over the projected payout period of the benefits.

        The effect of a one percent increase in the health care cost trend rate at December 31, 1995 would have resulted in a $6,901,000 increase in the accumulated benefit obligation and an $823,000 increase in the 1995 postretirement benefit expense.

                                                                  (Continued)

(4)     INVESTMENTS AND INVESTMENT INCOME

        Cash and investments were as follows (in thousands of dollars):

                                                            December 31,
                                                         1995         1994
                                                       --------     --------
        Cash and cash equivalents                      $ 17,763     $ 12,428
        Short-term investments                           11,123        6,045
        Marketable securities                            85,884       67,180
                                                       --------     --------
        Total                                          $114,770     $ 85,653
                                                       ========     ========

        Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed-income investments, maturing in one year or less. Marketable securities consist of equity securities and fixed-income securities maturing in more than one year.

        Investment income consisted of the following (in thousands of dollars):

                                                 1995       1994       1993
                                               --------   --------   --------
        Interest income                         $4,906     $3,629     $3,581
        Dividend income                            969        827        640
        Net gain on sales of securities            672        341      1,969
        Interest expense                           (95)      (183)      (431)
                                               --------   --------   --------
        Total                                   $6,452     $4,614     $5,759
                                               ========   ========    =======

        Proceeds from the sales and maturities of securities were $75,373,000, $65,269,000 and $156,284,000 in 1995, 1994 and 1993, respectively.
        Gross realized gains and (losses) from these sales were $867,000 and $(195,000) in 1995, $588,000 and $(247,000) in 1994, and $2,179,000 and
        $(210,000) in 1993.

        The specific identification method is used in computing realized gains and losses.


                                                                  (Continued)

        The Company's investment securities have been classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):
                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized
        December 31, 1995            Cost       Gains      Losses     Fair Value
                                 ----------  ----------  ----------  ----------
        Equity securities         $ 20,355    $    267    $    (50)   $ 20,572
        U.S. Government securities   9,632         101         (23)      9,710
        Municipal bonds             64,221       2,450         (46)     66,625
        Corporate debt                 100         -           -           100
                                  ----------  ----------  ----------  ----------
        Total                     $ 94,308    $  2,818    $   (119)   $ 97,007
                                  ==========  ==========  ==========  ==========

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized
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
                                 ==========  ==========  ==========  ==========

        The differences between amortized cost and fair value result in unreal-ized gains or losses, which are reported, net of tax, as a separate component of Stockholders' Equity.

        Fair values of the Company's investment securities are inversely affect-
        ed by changes in market interest rates.   Generally, the longer the
        maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 1995 were as follows (in thousands of dollars):

                                                        Amortized
                                                           Cost    Fair Value
                                                        ---------  ---------
          Within one year                               $ 11,067   $ 11,123
          One through five years                          20,886     21,458
          Five through ten years                          23,135     23,931
          Over ten years                                  18,865     19,923
                                                        ---------  ---------
          Total                                         $ 73,953   $ 76,435
                                                        =========  =========



                                                                  (Continued)

(5)     OTHER INCOME

        Other income was comprised of the following (in thousands  of dollars):

                                                1995        1994        1993
                                              --------    --------    --------
          Gain on sales of publishing assets  $   981     $   503     $   311
          Gain on sale of land                  2,408           -           -
          (Loss) on disposals of other
            property and equipment               (185)        (44)         (8)
          Other                                    53           -           -
                                              --------    --------    --------
          Total                               $ 3,257     $   459     $   303
                                              ========    ========    ========


(6)     GOODWILL

        Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amort-ization of $3,583,000 in 1995 and $3,270,000 in 1994.

        Goodwill acquired prior to November 1, 1970, in the amount of $634,000, is not being amortized because, in management's opinion, it has con-tinuing value. Other goodwill is amortized on a straight-line basis, using forty years. Amortization expense was $313,000 for 1995, $312,000 for 1994, and $313,000 for 1993.

(7)     INCOME TAXES

        The total income tax expense (benefit) was allocated as follows (in thousands of dollars):
                                                      1995      1994      1993
                                                    --------  --------  --------
          Income Statement -- Provision for
            Income Taxes                            $ 5,487   $ 4,397   $ 4,482
          Stockholders' Equity -- Change in:
            Unrealized gain (loss) on
              marketable securities                   1,873    (1,795)      902
            Foreign currency translation adjustment     (24)      (34)        4
                                                    --------  --------  --------
          Total                                     $ 7,336   $ 2,568   $ 5,388
                                                    ========  ========  ========

                                                                  (Continued)

        The provision for income taxes consisted of the following (in thousands of dollars):

                                           1995        1994        1993
                                         --------    --------    --------
          Taxes currently payable:
            Federal                      $ 7,933     $ 2,873     $ 3,398
            State and local                1,267         286         383
                                         --------    --------    --------
                                           9,200       3,159       3,781
                                         --------    --------    --------
          Deferred tax provision:
            Federal                       (3,007)        995         571
            State and local                 (706)        243         130
                                         --------    --------    --------
                                          (3,713)      1,238         701
                                         --------    --------    --------
          Total                          $ 5,487     $ 4,397     $ 4,482
                                         ========    ========    ========

        The deferred tax provision for 1993 includes a reduction of $310,000 for changes in tax rates enacted during that year.

        Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:
                                                          Percent of
                                                        Pretax Income
                                               -------------------------------
                                                1995        1994        1993
                                             ---------   ---------   ---------
        Federal statutory rate                   35.0%       35.0%       35.0%
        Rate difference due to level
          of taxable income                         -         (.8)        (.9)
        State and local income taxes,
          net of Federal income tax benefit       2.1         2.2         2.0
        Goodwill amortization and other
          nondeductible expenses                  1.8         1.8         1.2
        Tax-exempt interest exclusion            (6.7)       (6.0)       (6.5)
        Dividends received exclusion             (1.3)       (1.2)        (.9)
        Adjustment to deferred taxes for
          enacted changes in tax rates              -           -        (2.0)
        Research and development credit             -        (2.4)        (.1)
        Others, net                                .3        (1.2)         .7
                                             ---------   ---------   ---------
        Total                                    31.2%       27.4%       28.5%
                                             =========   =========   =========

                                                                  (Continued)

        The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                            December 31,
                                                       1995            1994
                                                    ---------       ---------
        Deferred tax assets:
          Other postretirement benefits             $ 19,748        $ 19,041
          Pension expense                              3,217           3,253
          Annual leave                                 1,846           1,724
          Inventories                                  1,731           1,610
          Others                                       2,083           3,002
                                                    ---------       ---------
        Total deferred tax assets                     28,625          28,630
                                                    ---------       ---------
        Deferred tax liabilities:
          Deferred selling expenses                   (9,985)        (13,333)
          Depreciation                                (3,156)         (2,535)
          Others                                      (1,075)            (97)
                                                    ---------       ---------
        Total deferred tax liabilities               (14,216)        (15,965)
                                                    ---------       ---------
        Net deferred tax assets                     $ 14,409        $ 12,665
                                                    =========       =========

        In the opinion of management, it is more likely than not that the deferred tax assets will be realized in future years, and no valuation allowance is necessary.

(8)     OTHER BALANCE SHEET INFORMATION

        Certain year-end balances consisted of the following (in thousands of dollars):

                                                          1995         1994
                                                        ---------    ---------
        Receivables:
          Customers                                     $ 39,407     $ 45,167
          Others                                           5,392        5,417
          Allowance for doubtful accounts                 (1,628)      (1,446)
                                                        ---------    ---------
        Total                                           $ 43,171     $ 49,138
                                                        =========    =========

                                                          1995         1994
                                                        ---------    ---------
        Inventories:
          Materials and supplies                        $  4,055     $  4,273
          Work in process                                    274          246
          Finished goods                                   1,939        2,314
                                                        ---------    ---------
        Total                                           $  6,268     $  6,833
                                                        =========    =========

        Inventories are valued at the lower of cost (principally average cost method) or market.

                                                                  (Continued)

                                                          1995         1994
                                                        ---------    ---------
        Property and Equipment (at cost):
          Land                                          $  4,250     $  5,176
          Buildings and improvements                      48,809       48,145
          Furniture, fixtures and equipment               59,190       57,315
          Accumulated depreciation                       (58,984)     (52,663)
                                                        ---------    ---------
        Total                                           $ 53,265     $ 57,973
                                                        =========    =========

       The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements and 5 to 11 years for furniture, fixtures and equipment. Depreciation expense was $8,761,000 in 1995, $8,604,000 in 1994, and
       $8,552,000 in 1993. Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                                    1995         1994
                                                  --------     --------
        Other assets:
          Amortizable assets -
            Customer lists                        $   749      $   910
            Film production costs                   1,245        1,749
            Lease commissions                         414          468
            Software                                  976          849
                                                  --------     --------
                                                    3,384        3,976
          Notes and other receivables                 543          581
                                                  --------     --------
        Total                                     $ 3,927      $ 4,557
                                                  ========     ========

        Film production costs are amortized using the revenue forecast method. Other amortizable assets are expensed evenly over their respective
        estimated lives, ranging from 3 to 10 years.   Amortization expense for
        these assets was $1,142,000 in 1995, $940,000 in 1994, and $1,361,000 in
        1993.

        Accumulated amortization for customer lists was $451,000 in 1995 and $290,000 in 1994.

                                                          1995         1994
                                                        ---------    ---------
        Payables and accrued liabilities:
          Accounts payable                              $ 16,315     $ 16,179
          Employee compensation and benefits              11,862       11,945
          Postretirement benefits                          4,968        4,987
          Income taxes                                       424            8
                                                        ---------    ---------
        Total                                           $ 33,569     $ 33,119
                                                        =========    =========

                                                                  (Continued)

(9)     COMMITMENTS AND CONTINGENCIES

        During 1994, the Company arranged a two year, $10,000,000 unsecured re-volving line of credit to be used for letters of credit and corporate borrowing. The Company's borrowing rate options are at the prime rate or the secondary CD rate plus 1/2%, or the LIBOR rate plus 1/4%; facilities fees are immaterial. The arrangement contains certain restrictive covenants, with which the Company is in compliance. As of December 31, 1995, there had been no borrowings, but $500,000 of the credit line had been used to secure a letter of credit.

        The Company has non-cancelable operating leases for office space, data processing equipment, and vehicles. Total rent expense was $3,851,000 in 1995, $3,699,000 in 1994, and $3,673,000 in 1993 (net of sublease income of none, $105,000, and $195,000, respectively).

        As of December 31, 1995, future minimum lease payments under non-cancelable operating leases were as follows: 1996 - $3,562,000; 1997 - $3,397,000; 1998 - $2,777,000; 1999 - $2,664,000; 2000 - $2,231,000;
        thereafter - $127,000.

        The Company has continuing service agreements with software authors and a multi-year editorial service agreement with a law firm. The Company's minimum financial commitment related to these agreements is $1,955,000 for the year 1996. Future minimum amounts will be based on future activities.

        The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposi-tion of these matters will not have a material adverse effect on the consolidated financial statements.

(10)    STOCKHOLDERS' EQUITY

        Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees.
        Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation.
        As of December 31, 1995 and 1994, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000, respectively.

        The Company's commitment to employee ownership is supported by its policy to repurchase all Class B and Class C stock tendered by share-holders. As of December 31, 1995, Class B and Class C stock having a total market value of $2,690,000 are known or expected to be tendered during 1996. The Company, as a matter of policy, is also committed to repurchase any Class A stock tendered by shareholders to the Stock Purchase & Transfer Plan Trustee which the Trustee is unable to purchase with proceeds from the sale of Class A stock to employees.


                                                                  (Continued)

        Treasury share transactions were as follows:

                                                   Treasury Stock Shares
                                           -------------------------------------
                                             Class A      Class B      Class C
                                           -----------  -----------  -----------
        Balance, January 1, 1993            2,980,591       23,786       54,987
        Sale of Class A shares to employees  (143,536)         -            -
        Repurchase of shares                   17,502       86,457        7,455
        Conversion of Class A shares to
          Class B shares                      110,243     (110,243)         -
        Exchange of Class A shares for
          newly issued Class B shares         324,645          -            -
                                           -----------  -----------  -----------
        Balance, December 31, 1993          3,289,445            0       62,442
        Sale of Class A shares to employees  (260,936)         -            -
        Repurchase of shares                      -        148,992       13,006
        Conversion of Class A shares to
          Class B shares                       41,441      (41,441)         -
        Exchange of Class A shares for
          newly issued Class B shares           7,483          -            -
                                           -----------  -----------  -----------
        Balance, December 31, 1994          3,077,433      107,551       75,448
        Sale of Class A shares to employees  (271,896)         -            -
        Repurchase of shares                      -         56,793        9,245
        Conversion of Class A shares to
          Class B shares                      109,573     (109,573)         -
                                           -----------  -----------  -----------
        Balance, December 31, 1995          2,915,110       54,771       84,693
                                           ===========  ===========  ===========

        Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 8,759,516 in 1995, 8,599,118 in 1994, and 8,549,522 in 1993.

        Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reflected, net of taxes, directly in Stockholders' Equity in the accompanying Consolidated Balance Sheets.

                                                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                         THE BUREAU OF NATIONAL AFFAIRS, INC.
                                                                     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                                               (In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------
              Column A                          Column B            Column C             Column D      Column F
---------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                                -------------------------
                                                                  (l)            (2)
                                                                             Charged to
                                                 Balance at   Charged to       other                    Balance at
           Description                           beginning     costs and      accounts--  Deductions      end of
                                                 of period     expenses       describe     describe       period
---------------------------------------------------------------------------------------------------------------------
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:
  Allowance for Doubtful Accounts Receivable:
    Year ended December 31, 1995                  $1,446          $860          $  62 (a)      $740(b)      $1,628
    Year ended December 31, 1994                   1,376           825            (80)(a)       675(b)       1,446
    Year ended December 31, 1993                     984           685            277 (a)       570(b)       1,376

  Allowance for Note Reveivable:
    Year ended December 31, 1995                       -             -              -             -              -
    Year ended December 31, 1994                     493             -              -           493(c)           -
    Year ended December 31, 1993                     607             -              -           114(c)         493






Notes:
     a
(a)         Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.
     b
(b)         Net accounts written off.
     c
(c)         Change in estimate.


                                                PART II
                                                -------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            ------------------------------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1995 or through the date of this Form 10-K.


                                               PART III
                                               --------
Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 1995. Such information is incorporated herein by reference.


Item 10.    Directors and Executive Officers of the Registrant
            ---------------------------------------------------
The information required under this Item 10 is contained in the Proxy Statement under the headings "I. ELECTION OF DIRECTORS" and "BIOGRAPHICAL SKETCHES OF NOMINEES," and is incorporated herein by reference.
Information related to Executive Officers is omitted from the Proxy Statement in reliance on Instruction 3 to Regulation S-K, Item 401(b), and included as Item X of Part I of this report.

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

                                                PART IV
                                                -------

Item 14.    Exhibits, Financial Statement Schedule, and Report on
            Form 8-K
            ------------------------------------------------------
                 The following documents are filed as part of this report.

(a)(1)           Financial Statements:                                 Page
                 ---------------------                                 ----
                 Report of Independent Auditors                          22

                 Consolidated Balance Sheets as of December 31,
                 1995 and 1994.                                       24-25

                 Consolidated Statements of Income, Consolidated
                   Statements of Cash Flows, and Consolidated
                   Statements of Changes in Stockholders' Equity
                   for each of the years ended December 31, 1995,
                   1994, and 1993                                 23, 26-28

                 Notes to Consolidated Financial Statements           29-40


   (2)           Financial Statement Schedule:
                 ----------------------------
                 Report of Independent Auditors as to the
                   financial statement schedule                          22

   VIII          Valuation and Qualifying Accounts and Reserves          41


                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)           Exhibits:
                 --------
    3.1          Certificate of Incorporation, as amended ****

    3.2          By laws, as amended **

   11 Statement re: Computation of Per Share Earnings is contained in the 1995 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 10, "Stockholders' Equity," at page 40 of this Form 10-K.

   22            Subsidiaries of the Registrant. *

   24.1 Consent of Independent Auditors for 1995, 1994 and 1993 financial statements.

   28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 20, 1996 ***

   28.2 Annual Report on Form 11-K related to the Company's Deferred Stock Purchase Plan for the fiscal year ended December 31, 1995. *

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


(b)              Reports on Form 8-K:
                 -------------------
                 No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                                                   SIGNATURE
                                                   ---------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE BUREAU OF NATIONAL AFFAIRS, INC.

                       By:   s\ William A. Beltz
                            -----------------------------------------
                            William A. Beltz, Chief Executive Officer

                       Date: March 8, 1996
                            ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

By: s\  William A. Beltz             By:  s\  George J. Korphage
    -------------------------------     ------------------------------------
    William A. Beltz,                     George J. Korphage,
    Chief Executive Officer               Vice President and Chief Financial
     Director                             Officer (Chief Accounting Officer)
                                          Director


Date: March 8, 1996              Date:  March 8, 1996
      ----------------------           ---------------------------

By:   s\ J. M. Blanchard       3/8/96  By: s\ John V. Schappi         3/8/96
      ----------------------- -------      ------------------------   -------
      Jacqueline M. Blanchard   Date        John V. Schappi             Date

By:   s\ John P. Boylan        3/8/96  By:  s\ Frederick A. Schenck   3/8/96
      ----------------------- -------       -----------------------   -------
      John P. Boylan            Date        Frederick A. Schenck        Date

By:   s\ Sandra C. Degler      3/7/96  By:  s\ Mary P. Swords         3/8/96
      ----------------------- -------       -----------------------   -------
      Sandra C. Degler          Date        Mary P. Swords              Date

By:   s\ Kathleen D. Gill     3/7/96   By:  s\ Daniel W. Toohey       3/8/96
      ----------------------- -------       -----------------------   --------
      Kathleen D. Gill          Date        Daniel W. Toohey            Date

By:   s\ John E. Jenc         3/7/96   By:  s\ Loene Trubkin          3/8/96
      ----------------------- -------       -----------------------   --------
      John E. Jenc              Date        Loene Trubkin              Date

By:   s\ Eileen Z. Joseph     3/7/96   By:  s\ Paul N. Wojcik         3/8/96
      ----------------------- -------       -----------------------   --------
     Eileen Z. Joseph           Date        Paul N. Wojcik              Date

                              EXHIBIT INDEX
                              -------------

Exhibit                                                    Sequential Page
Number                      Description                         Number
-------                     -----------                    ---------------

 3.1              Certificate of Incorporation, as amended           ***

 3.2              By laws, as amended                                  *

11                Statement re:  Computation of Per Share Earnings
                    is contained in the 1995 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 10, "Stockholders' Equity,"

22                Subsidiaries of the Registrant                      47

24.1              Consent of Independent Auditors for 1995, 1994,
                    and 1993 financial statements.                    48

28.1              Proxy Statement for the Annual Meeting of
                    Stockholders to be held on April 20, 1996         **

28.2              Annual Report on Form 11-K related to the
                    Company's Deferred Stock Purchase Plan for
                    the fiscal year ended December 31, 1995           49

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




(a) Tax Management Inc. owns 100% of TM Holding Company Inc., a Delaware corporation.

                                                              EXHIBIT 24.1

                        CONSENT OF INDEPENDENT AUDITORS


The Board Of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We consent to the incorporation by reference in the registration statement (No. 333-01647) on Form S-8 of The Bureau of National Affairs, Inc., filed on March 12, 1996, of our report dated February 20, 1996, relating to the consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows and related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of The Bureau of National Affairs, Inc. Our report refers to the adoption by the Company fo the American Institute of Certified Public Accountants Statement of Position, "Reporting on Advertising Costs" in 1995.

                                                s\  KPMG Peat Marwick LLP
                                                  -----------------------
                                                   KPMG Peat Marwick LLP
Washington, D.C.
March 26, 1996

                   Securities and Exchange Commission

                         Washington, D.C. 20549

                                FORM 11-K

(Mark One)
   ( X ) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1995
                          -------------------------------------------
                                   OR
   (   )    TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________
Commission file number  2-28286, as exhibit 28.2
                       --------------------------------------------------
A. Full title of the plan and the address of the plan, if different from that of the issuer named below:
      THE BNA DEFERRED STOCK PURCHASE PLAN

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

      The Bureau of National Affairs, Inc.
      1231 25th Street, N. W.
      Washington, D. C.  20037

      Index to form 11-K:                                        Page
                                                                 ----
            Financial Statements -
                Report of Independent Auditors                    52
                Statements of Net Assets Available for Benefits
                  December 31, 1995 and 1994                      53
                Statements of Changes in Net Assets Available
                  for Benefits-Years Ended December 31, 1995,
                  1994, and 1993                                  54
                Notes to Financial Statements - December 31,
                  1995, 1994, and 1993                         55-57
                Financial Statement Schedules                  58-59

                                SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Deferred Stock Purchase Plan Administrative
            Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

            THE BNA DEFERRED STOCK PURCHASE PLAN


            Date March 22, 1996
                 ------------------------------

            By   s\ Paul N. Wojcik
                 -------------------------------
                  Paul N. Wojcik,
                  Chairman of the Administrative Committee of The BNA Deferred Stock Purchase Plan

                  THE BNA DEFERRED STOCK PURCHASE PLAN


              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995
          AND 1994, TOGETHER WITH INDEPENDENT AUDITORS' REPORT

                      Independent Auditors' Report
                      ----------------------------



To the Administrative Committee of
The BNA Deferred Stock Purchase Plan:

We have audited the accompanying statement of net assets available for benefits of The BNA Deferred Stock Purchase Plan (the Plan) as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1995 in accordance with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of investments at fair value and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opioion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                          s\ KPMG Peat Marwick LLP
                                          --------------------------
                                           KPMG Peat Marwick LLP
Washington, D.C.
March 12, 1996

                     THE BNA DEFERRED STOCK PURCHASE PLAN

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                          DECEMBER 31, 1995 AND 1994


                                                    1995          1994
                                                -----------    -----------
Investments, at fair value (Note 2)
  (Cost of $20,165,114 in 1995
  and $16,981,162 in 1994)                      $30,969,675    $25,270,784

Cash                                                154,132        124,695
                                                -----------    -----------
    Net assets available for benefits           $31,123,807    $25,395,479
                                                ===========    ===========















                See accompanying notes to financial statements.

                     THE BNA DEFERRED STOCK PURCHASE PLAN

          STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                               1995           1994            1993
                                            ------------   ------------   ------------
Additions to net assets attributed to:
Investment income
  Dividends (Note 1)                        $ 1,130,027    $   978,785    $   903,129
  Interest                                        4,942          2,804          2,487
  Unrealized appreciation of
    investments (Note 2)                      3,281,122      1,615,176      2,982,268
                                            ------------   ------------   ------------
                                              4,416,091      2,596,765      3,887,884

Contributions by participants (Note 1)        3,239,757      2,583,564      1,942,839
                                            ------------   ------------   ------------
 Total additions                              7,655,848      5,180,329      5,830,723
                                            ------------   ------------   ------------

Deductions from net assets attributed to:
Distributions to participants (Note 1)        1,927,127      1,457,723      1,290,181
Administrative costs (Note 3)                       393            302            390
                                            ------------   ------------   ------------
 Total deductions                             1,927,520      1,458,025      1,290,571
                                            ------------   ------------   ------------
   Net increase                               5,728,328      3,722,304      4,540,152

Net assets available for benefits:
   Beginning of year                         25,395,479     21,673,175     17,133,023
                                            ------------   ------------   ------------
   End of year                              $31,123,807    $25,395,479    $21,673,175
                                            ============   ============   ============











                    See accompanying notes to financial statements.


                     THE BNA DEFERRED STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


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

      Employees are eligible to participate in the Plan upon completion of one full year of service. To participate, eligible employees authorize the Company to contribute, on their behalf, a salary reduction amount to a Trust (the "Trust") established by the Plan. Such contributions may be between 1% and 15% of the participant's compensation for each Plan year, subject to certain ceiling limitations provided in the Plan, by tax laws, and by ERISA.

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

      The Company's Class A Common Stock may only be purchased by employees. Former employees and, in some cases, their beneficiaries may hold Class A Common Stock for up to three years. The Company's Class B Common Stock is issued to employees in exchange for Class A Common Stock upon their retirement. The Company's Class C Common Stock is issued in exchange for

                                                                  (Continued)

      Class A Common Stock to employees of any subsidiary, upon disposition of the subsidiary. The Trust may redeem or exchange Class A Common Stock for cash, Class B, or Class C Common Stock, if necessary to comply with the above ownership restrictions. Proceeds from such exchanges are held for the Plan participants in their accounts. Dividends received from Class B and Class C Common Stock are not reinvested in Company stock, but earn interest in a money market account.

      An administrative committee appointed by the Company's Board of Directors acts as administrator of the Plan. An officer of the Company serves as the Trustee.

(2)   INVESTMENTS

      At December 31, 1995, the Trust held 1,185,198 shares of the Company's Class A Common Stock and 66,102 shares of the Company's Class B Common Stock, each valued at $24.75 per share, for 1,133 plan participants. At December 31, 1994, the Trust held 1,078,843 shares of the Company's Class A Common Stock and 69,829 shares of the Company's Class B Common Stock, each valued at $22.00 per share, for 1,049 plan participants.

      The fair value of the stock is set solely by the Company's Board of Directors semiannually for the Stock Purchase and Transfer Plan (SPTP). The SPTP is the primary market for sale and purchase of the Company's Class A Stock. The Plan values its investments in the Company's stock at the then most current price fixed for the SPTP market.


                                                                  (Continued)

      The following information summarizes the Plan's investment and distribution transactions during 1994 and 1995 involving the Company's Common Stock.
                                                    Number        Fair
                                                  of Shares       Value
                                                  ---------   ------------
      Balance, January 1, 1994                    1,053,003    $21,586,562

      Acquired                                      163,159      3,496,349

      Distributed to participants                   (67,490)    (1,427,303)

      Appreciation during the year in the
       market value of shares of Company
       stock held at year end                         -          1,615,176
                                                  ---------   ------------
      Balance, December 31, 1994                  1,148,672     25,270,784

      Acquired                                      180,079      4,278,988


      Distributed to participants                   (77,451)    (1,861,219)

      Appreciation during the year in the
       market value of shares of Company
       stock held at year end                         -          3,281,122
                                                  ---------    -----------
      Balance, December 31, 1995                  1,251,300    $30,969,675
                                                  =========    ===========

      The Company's Board of Directors have fixed the fair value of the stock at $26.00 per share, effective March 25, 1996.

(3)   ADMINISTRATIVE COSTS

      The Company pays most of the administrative costs of the Plan. Such costs are not reflected in the accompanying financial statements.

(4)   INCOME TAXES

      The Plan received its latest favorable determination letter from the Internal Revenue Service on January 19, 1996 indicating that the Plan, as designed, is qualified under the applicable requirements of the Internal Revenue Code and is therefore exempt from federal income taxes. It is the intent of the Plan's management that the Plan remain qualified and its underlying trust remain tax exempt under the applicable provisions of the Internal Revenue Code.

                                                                    Schedule 1
                                                                    ----------


                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                        THE BNA DEFERRED STOCK PURCHASE PLAN


                              INVESTMENTS AT FAIR VALUE
                                  DECEMBER 31, 1995




                                                    Fair
           Description                              Value          Cost
-------------------------------------           ------------   ------------
1,251,300 shares Bureau of National
  Affairs, Inc. Common Stock                    $ 30,969,675   $20,165,114

                                                                    Schedule 2
                                                                    ----------


                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                        THE BNA DEFERRED STOCK PURCHASE PLAN


                         SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED DECEMBER 31, 1995




                                                Number of    Purchase
 Number                                         Purchases    Price or
of Shares        Description                    or Sales     Proceeds     Gain
---------  -------------------------            ---------   ----------  -------
           Purchases:
 180,079     Bureau of National Affairs, Inc.
               Common Stock                         80      $4,278,988       -

           Sales:
  77,451     Bureau of National Affairs, Inc.
               Common Stock                        101       1,861,219  $766,182




















   Note: The items listed above represent transactions or a series of trans-actions which are in excess of 5% of the market value of Plan assets at January 1, 1995, ($1,263,539) and are reportable under Section 2520.103.6 of Chapter XXV of the Department of Labor Employee Retirement Income Security Act annual reporting requirements.

                                                           EXHIBIT 24.1

                         CONSENT OF INDEPENDENT AUDITORS


The Administrative Committee of
The Bureau of National Affairs, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-01647) on Form S-8 of The Bureau of National Affairs, Inc., filed on March 12, 1996, of our report dated March 12, 1996 relating to the statement of net assets available for benefits of the BNA Deferred Stock Purchase Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 11-K of the BNA Deferred Stock Purchase Plan.




                                           s\  KPMG Peat Marwick LLP
                                           -------------------------
                                            KPMG Peat Marwick LLP



Washington, D.C.
March 26, 1996