Form 10-Q
period 1996-03-23
BUREAU OF NATIONAL AFFAIRS INC
filed 1996-05-07
CIK 15393

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                           (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended  March 23, 1996
                     ---------------------------------------------
                               or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to
                               --------------  -------------------

Commission File Number:  2-28286
                        ------------------------------------------
           The Bureau of National Affairs, Inc.
- ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                      53-0040540
- ---------------------------------- -------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
- ------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                                               (202) 452-4200
- ------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to the filing requirements for the past 90
days.    Yes ___X___   No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 23, 1996 was 3,606,278 Class A common shares, 4,885,690 Class B common shares, and 421,243 Class Common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE 12-WEEKS ENDED MARCH 23, 1996 and MARCH 25, 1995
                                   (Unaudited)
                          (In Thousands of Dollars)

                                                           12 Weeks Ended
                                                     --------------------------
                                                      March 23,     March 25,
                                                         1996          1995
                                                     ------------  ------------
     OPERATING REVENUES                              $    51,014   $    49,516
                                                     ------------  ------------
     OPERATING EXPENSES:
        Editorial, production and distribution            29,237        27,997
        Selling                                           11,049        12,262
        Advertising adjustment                                 -           474
        General and administrative                         7,855         7,124
        Profit sharing                                       260           248
                                                     ------------  ------------
                                                          48,401        48,105
                                                     ------------  ------------
            Operating Profit                               2,613         1,411
                                                     ------------  ------------
     NON-OPERATING INCOME (EXPENSE):
        Investment Income                                  1,600         1,342
        Other Income (Expense), Net                            3         3,234
                                                     ------------  ------------
     TOTAL NON-OPERATING INCOME                            1,603         4,576
                                                     ------------  ------------
     INCOME BEFORE INCOME TAXES                            4,216         5,987
     PROVISION FOR INCOME TAXES                            1,351         1,971
                                                     ------------  ------------
     NET INCOME                                      $     2,865   $     4,016
                                                     ============  ============
     EARNINGS PER SHARE                              $       .32   $       .46
                                                     ============  ============
     WEIGHTED AVERAGE SHARES OUTSTANDING               8,874,920     8,676,128
                                                     ============  ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 23, 1996 AND DECEMBER 31, 1995
                                 (Unaudited)
                           (In Thousands of Dollars)

                                                       March 23,    December 31,
                    ASSETS                               1996          1995
     ------------------------------------            ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents                       $    26,897   $    17,763
     Short-term investments, at fair value                10,929        11,123
     Accounts receivable (net of
      allowance for doubtful accounts
      of $1,360 in 1996 and $1,628 in 1995)               32,038        43,171
     Inventories, at lower of average
        cost or market                                     5,555         6,268






     Prepaid expenses                                      3,061         3,378
     Deferred selling expenses                            24,974        25,226
                                                     ------------  ------------
          Total current assets                           103,454       106,929
                                                     ------------  ------------
MARKETABLE SECURITIES                                     91,204        85,884
                                                     ------------  ------------
PROPERTY AND EQUIPMENT - at cost:
     Land                                                  4,250         4,250
     Building and improvements                            48,840        48,809
     Furniture, fixtures and equipment                    60,374        59,190
                                                     ------------  ------------
                                                         113,464       112,249
     Less-Accumulated depreciation                        60,920        58,984
                                                     ------------  ------------
          Net property and equipment                      52,544        53,265
                                                     ------------  ------------
DEFERRED INCOME TAXES                                     18,454        19,197
                                                     ------------  ------------
GOODWILL                                                   9,478         9,550
                                                     ------------  ------------
OTHER ASSETS                                               3,659         3,927
                                                     ------------  ------------
          Total assets                               $   278,793   $   278,752
                                                     ============  ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 23, 1996 AND DECEMBER 31, 1995
                                 (Unaudited)
                           (In Thousands of Dollars)

                                                       March 23     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996          1995
- -----------------------------------------            ------------  ------------
CURRENT LIABILITIES:
     Accounts payable                                $    15,994   $    16,315
     Employee compensation and benefits
       payable                                            15,887        16,830
     Income taxes payable                                  1,056           424
     Deferred income taxes                                 3,093         4,788
     Deferred subscription revenue                       115,028       117,567
     Dividends payable                                     4,457             -
                                                     ------------  ------------
          Total current liabilities                      155,515       155,924
                                                     ------------  ------------
POSTRETIREMENT BENEFITS, less current portion             54,238        52,418

OTHER LIABILITIES                                          3,064         3,212
                                                     ------------  ------------
          Total liabilities                              212,817       211,554
                                                     ------------  ------------
STOCKHOLDERS' EQUITY:
     Capital stock, common, $1.00 par value-
       Class A - Voting; Authorized 6,700,000
         shares; issued 6,478,864 shares                   6,479         6,479
       Class B - Nonvoting; authorized
         5,300,000 shares; issued 4,926,973 shares         4,927         4,927
       Class C - Nonvoting; authorized
         1,000,000 shares; issued 506,336 shares             506           506
     Additional paid-in capital                           28,844        27,695
     Retained earnings                                    43,074        44,665
     Treasury stock at cost - 2,998,962 shares
       in 1996 and 3,054,574 in 1995                     (18,555)      (18,782)
     Net unrealized gain on marketable securities            755         1,756
     Foreign currency translation adjustment                 (54)          (48)
                                                     ------------  ------------
       Total stockholders' equity                         65,976        67,198
                                                     ------------  ------------
       Total liabilities and stockholders' equity    $   278,793   $   278,752
                                                     ============  ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE 12-WEEKS ENDED MARCH 23, 1996 and MARCH 25, 1995
                                 (Unaudited)
                           (In Thousands of Dollars)

                                                           12 Weeks Ended
                                                     --------------------------
                                                      March 23,     March 25,
                                                         1996          1995
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $     2,865   $     4,016
  Items with different cash requirements
   than reflected in net income--
     Deferred subscription revenue                        (2,539)       (2,549)
     Depreciation and amortization                         2,344         2,315
     Accrued postretirement benefits expense               1,820         1,386
     Provision for deferred income taxes                    (410)          205
     Deferred selling expenses                               252           732
     (Gain) on sales of securities                          (189)          (35)
     (Gain) on disposals of property and equipment            (3)       (2,408)
     (Gain) on sales of businesses and publications            -          (821)
     Others                                                 (224)         (263)
  Changes in operating assets and liabilities--
     Accounts receivable                                  11,401        11,980
     Accounts payable and accrued liabilities             (3,371)       (1,833)
     Inventory                                               713          (628)
     Film production costs                                     -           (84)
     Other assets and liabilities--net                       124           392
                                                     ------------  ------------
Net cash provided from operating activities               12,783        12,405
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
     Purchase of equipment and furnishings                (1,367)       (1,188)
     Building improvements                                   (31)         (165)
     Proceeds from sale of businesses and publications         -           900
     Proceeds from sales of property                           6         3,353
                                                     ------------  ------------
Net cash provided by (used for) capital expenditures      (1,392)        2,900
                                                     ------------  ------------
Investment portfolio--
     Proceeds from sales and maturities                   26,222         8,809
     Purchases                                           (29,855)      (17,343)
                                                     ------------  ------------
Net cash provided by (used for) investment portfolio      (3,633)       (8,534)
                                                     ------------  ------------
Net cash provided from (used in) investing activities     (5,025)       (5,634)
                                                     ------------  ------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE 12-WEEKS ENDED MARCH 23, 1996 and MARCH 25, 1995
                                 (Unaudited)
                           (In Thousands of Dollars)

                                                           12 Weeks Ended
                                                     --------------------------
                                                      March 23,     March 25,
                                                         1996          1995
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of capital stock to employees              $     1,481         1,962
     Purchase of treasury stock                             (105)          (67)
                                                     ------------  ------------
Net cash provided from (used in) financing activities      1,376         1,895
                                                     ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  9,134         8,666

CASH AND CASH EQUIVALENTS, beginning of period            17,763        12,428
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $    26,897   $    21,094
                                                     ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                   $         1   $         5
     Income taxes paid                                       715            24

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 23, 1996
                              (UNAUDITED)

NOTE 1:  General
- ----------------
     The information in this report has not been audited. Results for the twelve weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis. See Note 4.


     Notes contained in the 1995 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1995 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories
- --------------------
     Inventories consisted of the following (in thousands):

                                    March 23, 1996     December 31, 1995
                                    --------------     -----------------
     Materials and supplies             $3,497                $4,055
     Work in process                       210                   274
     Finished goods                      1,848                 1,939
                                       --------              --------
                                        $5,555                $6,268
                                       ========              ========
NOTE 3:   Stockholders' Equity
- ------------------------------
     Treasury stock as of March 23, 1996 and December 31, 1995, respectively, consisted of: Class A, 2,872,586 and 2,915,110 shares; Class B, 41,283 and 54,771 shares; and Class C, 85,093 and 84,693 shares.

NOTE 4:   Advertising Adjustment
- --------------------------------
     On January 1, 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of
Position 93-7, "Reporting on Advertising". SOP 93-7 requires expensing advertising costs as they are incurred. Previously, these costs were deferred and expensed over subscription terms, typically one year.
During 1995, in addition to expensing advertising costs as incurred, $2,055,000 of advertising costs deferred as of December 31, 1994, were also expensed consistent with the previous amortization policy, including $474,000 in the first quarter of 1995.

                                PART I

Item 2.       Management's Discussion and Analysis of Results of
- -------       Operations and Financial Position
              --------------------------------------------------
     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 1995 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 1995 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

RESULTS OF OPERATIONS
- ---------------------
Twelve weeks 1996 compared to twelve weeks 1995
- -----------------------------------------------
     Revenues of $51 million in the twelve weeks ended March 23, 1996 were up 3 percent from revenues recorded for the first twelve weeks of 1995. First quarter operating expenses were up only 0.6 percent, non-operating income decreased $3 million due to asset sales in 1995, and net income declined 28.7 percent.

     Service revenues (subscriptions and online products) amounted to
88.9 percent of consolidated revenues for the quarter and were up 2 percent. New subscription service sales, supported by major new CD-ROM products, were strong from mid-1993 to mid-1995 and led to good internal growth in 1994 and 1995. As new sales have inevitably declined for these major products, subscription revenue growth has slowed. In addition, slightly lower renewal rates, the absence of revenues from publications divested last year, and federal government budget uncertainties have also been factors in slowing revenue growth. Non-service revenues increased 12.5 percent.

     Operating expenses increased only 0.6 percent compared to the prior year. Selling and initial fulfillment expenses were lower due to the reduction in new sales. Postage costs also were lower, reflecting bar-coding of mailings and the transition of reference service customers from print to CD products. Paper costs rates, which had increased significantly in 1995, have trended down thus far in 1996. Last year's first quarter expenses included a $474,000 charge for a change in accounting for advertising costs (as discussed in Note 4).

     On a comparable basis, excluding the advertising charge in 1995 required by SOP 93-7, operating profit for the first quarter is 38.6 percent ahead of a year ago.

     Non-operating income was $3 million lower in the first quarter of 1996 because 1995 results included $3.2 million in gains on the sale of a former printing plant site, and the sale of California state-specific publications. Investment income increased 18.9 percent due to higher market yields and larger portfolio balances.

     Earnings per share for the first twelve weeks of 1996 were $.32 per share compared to $.46 per share for 1995.

The low growth rates for revenues and expenses experienced in the first quarter are expected to continue in the immediate future. As mentioned above, new sales of existing products are lower and intense competition for several major products have resulted in pressures on renewal sales and pricing. However, several new subscription services will be launched throughout the rest of the year. Overall, operating profit and net income are expected to higher in 1996 than in 1995.

FINANCIAL POSITION
- ------------------
     Cash provided from operating activities was $12.8 million in the first twelve weeks of 1996, compared to $12.4 million for the first twelve weeks of 1995. Operating expenditures decreased 4.3 percent from 1995. Customer receipts decreased 2.7 percent.

     Cash used in investing activities netted to $5 million, reflecting a $3.6 million increase in the Company's investment portfolio and capital expenditures of $1.4 million.

     The Company received $1.4 million in cash from the sale of Class A capital stock to employees, net of repurchased capital stock.

     With over $129 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                             PART II
                             -------
Item 1            Legal Proceedings
- ------            -----------------
                  There were no material legal proceedings during the first twelve weeks of 1996.

Item 2            Change in Securities
- ------            --------------------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
- ------            -------------------------------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
- ------            Holders
                  ---------------------------------------------
                  The annual meeting for stockholders' was held April 20, 1996. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

                  Results of the election of directors are included in the attached letter to stockholders dated April 23, 1996.

Item 5            Other Information
- ------            -----------------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
- ------            --------------------------------
                  No reports were filed on Form 8-K during the quarter ended March 23, 1996.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ------------------------------------------
                  Registrant



  5/1/96            s/  William A. Beltz
- ---------------   -------------------------------------------
   Date           William A. Beltz
                  Chairman and Chief Executive Officer


  5/1/96            s/  George J. Korphage
- ---------------   -------------------------------------------
   Date           George J. Korphage
                  Vice President and Chief Financial Officer