Form 10-Q
period 1996-06-15
BUREAU OF NATIONAL AFFAIRS INC
filed 1996-07-26
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  June 15, 1996
                    -------------------------------------------------
                                  or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------     --------------------

Commission File Number:  2-28286
                         --------------------------------------------
               The Bureau of National Affairs, Inc.
- ---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         Delaware                              53-0040540
- ------------------------------------    ------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
- ----------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


                                             (202) 452-4200
- -----------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
the filing requirements for the past 90 days.    Yes ___X___   No ______


The number of shares outstanding of each of the issuer's classes of common stock, as of June 15, 1996 was 3,582,363 Class A common shares, 4,844,840 Class B common shares, and 418,924 Class Common shares.

                                  -2-

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 24-WEEKS ENDED JUNE 15, 1996 and JUNE 17, 1995
                              (Unaudited)
                        (In Thousands of Dollars)

                                                      24 Weeks Ended
                                              -----------------------------
                                              June 15, 1996   June 17, 1995
                                              --------------  -------------
OPERATING REVENUES                            $     103,369   $     99,995
                                              --------------  -------------
OPERATING EXPENSES:
   Editorial, production and distribution            59,480         56,734
   Selling                                           23,065         25,192
   Advertising adjustment                                 -            948
   General and administrative                        16,240         14,765
   Profit sharing                                       307            319
                                              --------------  -------------
                                                     99,092         97,958
                                              --------------  -------------
       Operating Profit                               4,277          2,037
                                              --------------  -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                  3,005          2,921
   Other Income, Net                                      6          3,287
                                              --------------  -------------
        Total Non-Operating Income                    3,011          6,208
                                              --------------  -------------
INCOME BEFORE INCOME TAXES                            7,288          8,245
PROVISION FOR INCOME TAXES                            2,247          2,581
                                              --------------  -------------
NET INCOME                                    $       5,041   $      5,664
                                              ==============  =============
EARNINGS PER SHARE                            $         .57   $        .65
                                              ==============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING               8,865,142      8,705,424
                                              ==============  =============

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 12-WEEKS ENDED JUNE 15, 1996 and JUNE 17, 1995
                              (Unaudited)
                        (In Thousands of Dollars)

                                                     12 Weeks Ended
                                              -----------------------------
                                              June 15, 1996   June 17, 1995
                                              --------------  -------------
OPERATING REVENUES                            $      52,355   $     50,479
                                              --------------  -------------
OPERATING EXPENSES:
   Editorial, production and distribution            30,243         28,737
   Selling                                           12,016         12,930
   Advertising Adjustment                                 -            474
   General and administrative                         8,385          7,641
   Profit sharing                                        47             71
                                              --------------  -------------
                                                     50,691         49,853
                                              --------------  -------------
       Operating Profit                               1,664            626
                                              --------------  -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                  1,405          1,579
   Other Income, Net                                      3             53
                                              --------------  -------------
        Total Non-Operating Income                    1,408          1,632
                                              --------------  -------------
INCOME BEFORE INCOME TAXES                            3,072          2,258
PROVISION FOR INCOME TAXES                              896            610
                                              --------------  -------------
NET INCOME                                    $       2,176   $      1,648
                                              ==============  =============

EARNINGS PER SHARE                            $         .25   $        .19
                                              ==============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING               8,867,381      8,742,832
                                              ==============  =============

                                    -4-

                   THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 15, 1996 AND DECEMBER 31, 1995
                                (Unaudited)
                         (In Thousands of Dollars)

                                                       June 15,    December 31,
                     ASSETS                              1996          1995
                                                      ----------   ------------

CURRENT ASSETS:
    Cash and cash equivalents                         $  15,183      $  17,763
    Short-term investments, at fair value                13,054         11,123
    Accounts receivable (net of allowance
     for doubtful accounts of $1,423 in 1996
     and $1,628 in 1995)                                 34,351         43,171
    Inventories, at lower of average cost
      or market                                           5,829          6,268
    Prepaid expenses                                      3,156          3,378
    Deferred selling expenses                            23,321         25,226
                                                      ----------     ----------
         Total current assets                            94,894        106,929
                                                      ----------     ----------
MARKETABLE SECURITIES                                    89,362         85,884
                                                      ----------     ----------
PROPERTY AND EQUIPMENT - at cost:
    Land                                                  4,250          4,250
    Building and improvements                            48,900         48,809
    Furniture, fixtures and equipment                    59,347         59,190
                                                      ----------     ----------
                                                        112,497        112,249
    Less-Accumulated depreciation                        61,063         58,984
                                                      ----------     ----------
         Net property and equipment                      51,434         53,265
                                                      ----------     ----------
DEFERRED INCOME TAXES                                    21,563         19,197
                                                      ----------     ----------
GOODWILL                                                  9,407          9,550
                                                      ----------     ----------
OTHER ASSETS                                              3,669          3,927
                                                      ----------     ----------
         Total assets                                 $ 270,329      $ 278,752
                                                      ==========     ==========

                                     -5-

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       JUNE 15, 1996 AND DECEMBER 31, 1995
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                       June 15,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996           1995
                                                      ----------     ----------
CURRENT LIABILITIES:
    Accounts payable                                  $  12,289      $  16,315
    Employee compensation and benefits payable           12,565         16,830
    Income taxes payable                                  1,575            424
    Deferred income taxes                                 4,018          4,788
    Deferred subscription revenue                       111,841        117,567
                                                      ----------     ----------
         Total current liabilities                      142,288        155,924

POSTRETIREMENT BENEFITS, less current portion            59,615         52,418

OTHER LIABILITIES                                         2,930          3,212
                                                      ----------     ----------
         Total liabilities                              204,833        211,554
                                                      ----------     ----------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
     Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                     6,479          6,479
     Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares           4,927          4,927
     Class C - Nonvoting; authorized
      1,000,000 shares; issued 506,336                      506            506
    Additional paid-in capital                           29,712         27,695
    Retained earnings                                    45,249         44,665
    Treasury stock at cost-3,066,046 shares in
      1996 & 3,054,574 shares in 1995                   (21,167)       (18,782)
    Net unrealized gain (loss) on marketable securities    (156)         1,756
    Foreign currency translation adjustment                 (54)           (48)
                                                      ----------     ----------
      Total stockholders' equity                         65,496         67,198
                                                      ----------     ----------
      Total liabilities and stockholders' equity      $ 270,329      $ 278,752
                                                      ==========     ==========



                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 24-WEEKS ENDED JUNE 15, 1996 and JUNE 17, 1995
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                        24 Weeks Ended
                                                -------------------------------
                                                June 15, 1996     June 17, 1995
                                                --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $        5,041    $       5,664
  Items with different cash requirements        ---------------   --------------
   than that reflected in net income--
     Deferred subscription revenue                      (5,726)          (7,083)
     Depreciation and amortization                       4,961            4,642
     Accrued postretirement benefits expense             3,306            2,780
     Provision for deferred income taxes                (2,103)          (1,001)
     Deferred selling expenses                           1,905            3,244
     (Gain) on sales of securities                        (189)            (229)
     (Gain) on sales of businesses and publications          -             (824)
     (Gain) on sales of fixed assets                        (3)          (2,408)
     Others                                               (138)            (197)
  Changes in operating assets and liabilities--
     Accounts receivable                                 9,025           14,709
     Accounts payable and accrued liabilities           (1,152)          (5,784)
     Inventory                                             439             (762)
     Film production costs                                 (19)            (119)
     Other assets and liabilities--net                    (664)             196
                                                 --------------    -------------
Net cash provided from operating activities             14,683           12,828
                                                 --------------    -------------
CASH FLOWS OF INVESTING ACTIVITIES:
Capital investments--
     Purchase of equipment and furnishings              (2,212)          (2,003)
     Building improvements                                 (91)            (234)
     Proceeds from sales of businesses and publications      -              923
     Proceeds from sales of property                         6            3,353
                                                 --------------    -------------
Net cash provided by (used for)
     capital expenditures                               (2,297)           2,039
                                                 --------------    -------------
Investment portfolio--
     Proceeds from sales and maturities                 36,006           27,017
     Purchases                                         (46,147)         (37,492)
                                                 --------------    -------------
Net cash (used for) investment portfolio               (10,141)         (10,475)
                                                 --------------    -------------
Net cash (used for) investing activities               (12,438)          (8,436)
                                                 --------------    -------------

                                     -7-

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE 24-WEEKS ENDED JUNE 15, 1996 and JUNE 17, 1995
                                 (Unaudited)
                           (In Thousands of Dollars)


                                                           24 Weeks Ended
                                                   -----------------------------
                                                   June 15, 1996   June 17, 1995
                                                   --------------  -------------
CASH FLOWS OF FINANCING ACTIVITIES:
     Sale of capital stock to employees            $       2,596   $      3,092
     Purchase of treasury stock                           (2,964)          (897)
     Dividends paid                                       (4,457)        (4,107)
     Repayments of borrowings                                  -           (107)
                                                   --------------  -------------
Net cash (used for) financing activities                  (4,825)        (2,019)
                                                   --------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (2,580)         2,373

CASH AND CASH EQUIVALENTS, beginning of period            17,763         12,428
                                                   --------------  -------------
CASH AND CASH EQUIVALENTS, end of period           $      15,183   $     14,801
                                                   ==============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                            10             13
     Income taxes paid                                     2,737          3,734


                 THE BUREAU OF NATIONAL AFFAIRS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 15, 1996
                              (UNAUDITED)

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

NOTE 2:  Inventories
- --------------------
     Inventories consisted of the following (in thousands):

                              June 15, 1996     December 31, 1995
                              -------------     -----------------
     Materials and supplies        $3,679                 $4,055
     Work in process                  355                    274
     Finished goods                 1,795                  1,939
                                  --------               --------
                                   $5,829                 $6,268
                                  ========               ========
NOTE 3:   Stockholders' Equity
- ------------------------------
     Treasury stock as of June 15, 1996 and December 31, 1995, respectively, consisted of: Class A, 2,896,501 and 2,915,110 shares; Class B, 82,133 and 54,771 shares; and Class C, 87,412 and 84,693 shares.

NOTE 4:   Advertising Adjustment
- --------------------------------
     On January 1, 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising". SOP 93-7 requires expensing advertising costs as they are incurred. Previously, these costs were deferred and expensed over subscription terms, typically one year. During 1995, in addition to expensing advertising costs as incurred, $2,055,000 of advertising costs deferred as of December 31, 1994, were also expensed consistent with the previous amortization policy, including $948,000 through the second quarter of 1995.

                                PART I
                                ------

Item 2.       Management's Discussion and Analysis of Results of
- -------       Operations and Financial Position
              ---------------------------------

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

RESULTS OF OPERATIONS
- ---------------------
Twenty-four weeks 1996 compared to twenty-four weeks 1995.
- ----------------------------------------------------------
     BNA's consolidated revenues continue to reflect modest business growth through the second quarter, increasing 3.4 percent to $103 million compared to the same period of last year. Operating profit more than doubled as operating expenses increased only 1.2 percent. However, non-operating income was $3.2 million lower because 1995's results included large gains from asset sales. As a result, BNA's consolidated net income declined 11 percent.

     Service revenues (subscriptions and online products) which account for over 89 percent of consolidated revenues, were up 3.1 percent. Slightly lower renewal rates, federal government budget uncertainties, and lower new sales for the major new CD-ROM products launched from 1993 to 1995, have resulted in slower subscription revenue growth. Higher online service revenues from renegotiated agreements mitigated the decline in total subscription growth. Non-service revenues increased
5.7 percent due to increased sales of books and outside printing.

     Operating expenses increased 1.2 percent compared to the prior year. Selling and initial fulfillment expenses decreased due to lower new sales. Also, last year's expenses included a $948,000 charge for a change in accounting for advertising costs (as discussed in Note 4).

     On a comparable basis, excluding the advertising charge in 1995 required by SOP 93-7, operating profit through the second quarter was
43.3 percent ahead of a year ago.

     Non-operating income was $3.2 million lower in 1996 because 1995 results included $3.2 million in gains on the sales of a former printing plant site, and California state-specific publications. Investment income increased 2.9 percent due to larger portfolio balances.

     Earnings per share for the first twenty-four weeks of 1996 were $.57 per share compared to $.65 per share for 1995.

     The low growth rates for revenues and expenses experienced in the first two quarters are expected to continue in the immediate future. As mentioned above, new sales of existing products are lower and intense competition for several major products have resulted in pressures on renewal sales and pricing. However, several new subscription services will be launched throughout the rest of the year. Full year operating profit and net income are expected to be higher in 1996 than in 1995.

Twelve weeks ended June 15, 1996 compared to twelve weeks ended June 17, 1995
- -----------------------------------------------------------------------------
     Consolidated revenues increased by 3.7 percent in the latest twelve weeks of 1996 compared to 1995 and consolidated net income increased 32 percent. Excluding the advertising charge, operating profit increased
51.3 percent. The revenue and expense factors mentioned above also affected the second quarter's comparisons.

FINANCIAL POSITION
- ------------------
     Cash provided from operating activities of $14.7 million in the first twenty-four weeks of 1996 was 14.5 percent higher than the first twenty-four weeks of 1995. Operating expenditures decreased 2.3 percent from 1995. Customer receipts decreased 0.3 percent.

     Cash used in investing activities netted to $12.4 million, reflecting a $10.1 million addition to the Company's investment portfolio and capital expenditures of $2.3 million.

     The Company received $2.6 million in cash from the sale of Class A capital stock to employees and repurchased almost $3 million of Class B and Class C capital stock. Over $4.4 million was paid out to stockholders as cash dividends.

     With over $117 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                                PART II
                                -------

Item 1            Legal Proceedings
- ------            -----------------
                  There were no material legal proceedings during the first twenty-four weeks of 1996.


Item 2            Change in Securities
- ------            --------------------
                  There were no changes in securities.


Item 3            Defaults upon Senior Securities
- ------            -------------------------------
                  There were no defaults upon senior securities.


Item 4            Submission of Matters to a Vote of Securities Holders
- ------            -----------------------------------------------------
                  See Form 10-Q for the quarter ended March 23,
                  1996, for the results of the election of directors held at the annual meeting for stockholders on April 20, 1996.


Item 5            Other Information
- ------            -----------------
                  No other information is presented herein.


Item 6            Exhibits and Reports on Form 8-K
- ------            --------------------------------
                  No reports were filed on Form 8-K during the quarter ended June 15, 1996.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  -------------------------------------------
                  Registrant



July 23, 1996     s\  William A. Beltz
- --------------    -------------------------------------------
 Date             William A. Beltz
                  Chairman and Chief Executive Officer



July 23, 1996     s\  George J. Korphage
- --------------    --------------------------------------------
 Date             George J. Korphage
                  Vice President and Chief Financial Officer