Form 10-Q
period 1996-09-07
BUREAU OF NATIONAL AFFAIRS INC
filed 1996-10-21
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  September 7, 1996
                      -------------------------------------------------
                    or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------    -----------------------
Commission File Number:  2-28286
                         ----------------------------------------------
 The Bureau of National Affairs, Inc.
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          Delaware                             53-0040540
-----------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

 1231 25th St., N.W. Washington, D.C.              20037
-----------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


 (202) 452-4200
-----------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
the filing requirements for the past 90 days.   Yes ___X___   No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of September 7, 1996 was 3,583,330 Class A common shares, 4,871,649 Class B common shares, and 418,924 Class Common shares.

              THE BUREAU OF NATIONAL AFFAIRS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
   FOR THE 36-WEEKS ENDED SEPTEMBER 7, 1996 and SEPTEMBER 9, 1995
                           (Unaudited)
                    (In Thousands of Dollars)

                                                    36 Weeks Ended
                                            -----------------------------
                                            Sept. 7, 1996   Sept. 9, 1995
                                            -------------   -------------
OPERATING REVENUES                          $    154,741    $    150,590

OPERATING EXPENSES:
   Editorial, production and distribution         88,979          85,599
   Selling                                        34,710          38,374
   Advertising adjustment                             --           1,423
   General and administrative                     23,899          21,834
   Profit sharing                                    525             399
                                            -------------   -------------
                                                 148,113         147,629
                                            -------------   -------------
       Operating Profit                            6,628           2,961
                                            -------------   -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                               4,710           4,549
   Other                                              60           3,118
                                            -------------   -------------
     Total Non-Operating Income                    4,770           7,667
                                            -------------   -------------
INCOME BEFORE INCOME TAXES                        11,398          10,628
PROVISION FOR INCOME TAXES                         3,504           3,204
                                            -------------   -------------
NET INCOME                                  $      7,894    $      7,424
                                            =============   =============

EARNINGS PER SHARE                          $        .89    $        .85
                                            =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING            8,864,429       8,722,415
                                            =============   =============


              THE BUREAU OF NATIONAL AFFAIRS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
   FOR THE 12-WEEKS ENDED SEPTEMBER 7, 1996 and SEPTEMBER 9, 1995
                           (Unaudited)
                    (In Thousands of Dollars)

                                                    12 Weeks Ended
                                            -----------------------------
                                            Sept. 7, 1996   Sept. 9, 1995
                                            -------------   -------------
OPERATING REVENUES                          $     51,372    $     50,595

OPERATING EXPENSES:
   Editorial, production and distribution         29,499          28,865
   Selling                                        11,645          13,182
   Advertising adjustment                             --             475
   General and administrative                      7,659           7,069
   Profit sharing                                    218              80
                                            -------------   -------------
                                                  49,021          49,671
                                            -------------   -------------
     Operating Profit                              2,351             924
                                            -------------   -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                               1,705           1,628
   Other                                              54            (169)
                                            -------------   -------------
     Total Non-Operating Income                    1,759           1,459
                                            -------------   -------------
INCOME BEFORE INCOME TAXES                         4,110           2,383
PROVISION FOR INCOME TAXES                         1,257             623
                                            -------------   -------------
NET INCOME                                  $      2,853    $      1,760
                                            =============   =============

EARNINGS PER SHARE                          $        .32    $        .20
                                            =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING            8,858,607       8,759,141
                                            =============   =============

                                -4-

                THE BUREAU OF NATIONAL AFFAIRS, INC.
                     CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 7, 1996 AND DECEMBER 31, 1995
                             (Unaudited)
                      (In Thousands of Dollars)


                                                   September 7,  December 31,
ASSETS                                                 1996          1995
-------                                            -----------   -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   13,569    $   17,763
  Short-term investments, at fair value                19,324        11,123
  Accounts receivable (net of
   allowance for doubtful accounts
   of $1,451 in 1996 and $1,628 in 1995)               32,484        43,171
  Inventories, at lower of average
   cost or market                                       5,668         6,268
  Prepaid expenses                                      3,565         3,378
  Deferred selling expenses                            22,851        25,226
                                                   -----------   -----------
       Total current assets                            97,461       106,929
                                                   -----------   -----------
MARKETABLE SECURITIES                                  95,427        85,884
                                                   -----------   -----------
PROPERTY AND EQUIPMENT-- at cost:
  Land                                                  4,250         4,250
  Building and improvements                            48,937        48,809
  Furniture, fixtures and equipment                    60,195        59,190
                                                   -----------   -----------
                                                      113,382       112,249
  Less--Accumulated depreciation                       63,021        58,984
                                                   -----------   -----------
       Net property and equipment                      50,361        53,265
                                                   -----------   -----------
DEFERRED INCOME TAXES                                  22,066        19,197
                                                   -----------   -----------
GOODWILL                                                9,334         9,550
                                                   -----------   -----------
OTHER ASSETS                                            3,667         3,927
                                                   -----------   -----------
        Total assets                               $   278,316   $   278,752
                                                   ===========   ===========

                                -5-

                THE BUREAU OF NATIONAL AFFAIRS, INC.
                     CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 7, 1996 AND DECEMBER 31, 1995
                             (Unaudited)
                      (In Thousands of Dollars)


                                                   September 7,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1996          1995
------------------------------------               -----------   -----------
CURRENT LIABILITIES:
  Accounts payable                                 $   18,351    $   16,315
  Employee compensation and benefits
   payable                                             13,238        16,830
  Income taxes payable                                  1,976           424
  Deferred income taxes                                 3,820         4,788
  Deferred subscription revenue                       107,361       117,567
  Dividends payable                                     4,428            --
                                                   -----------   -----------
       Total current liabilities                      149,174       155,924
                                                   -----------   -----------
POSTRETIREMENT BENEFITS, less current portion          61,269        52,418

OTHER LIABILITIES                                       2,924         3,212
                                                   -----------   -----------
       Total liabilities                              213,367       211,554
                                                   -----------   -----------

STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value--
   Class A -- Voting; Authorized 6,700,000
    shares; issued 6,478,864 shares                     6,479         6,479
   Class B -- Nonvoting; authorized
    5,300,000 shares; issued 4,926,973 shares           4,927         4,927
   Class C -- Nonvoting; authorized
    1,000,000 shares; issued 506,336 shares               506           506
  Additional paid-in capital                           30,467        27,695
  Retained earnings                                    43,675        44,665
  Treasury stock at cost -- 3,038,270 shares
   in 1996 and 3,054,574 shares in 1995               (21,200)      (18,782)
  Net unrealized gain (loss) on marketable
   securities                                             156         1,756
  Foreign currency translation adjustment                 (61)          (48)
                                                   -----------   -----------
    Total stockholders' equity                         64,949        67,198
                                                   -----------   -----------
    Total liabilities and stockholders'
      equity                                       $  278,316    $  278,752
                                                   ===========   ===========

                                 -6-

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE 36-WEEKS ENDED SEPTEMBER 7, 1996 and SEPTEMBER 9, 1995
                              (Unaudited)
                       (In Thousands of Dollars)

                                                        36 Weeks Ended
                                                 -----------------------------
                                                 Sept. 7, 1996   Sept. 9, 1995
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $      7,894    $      7,420
  Items with different cash requirements
   than that reflected in net income --
     Deferred subscription revenue                    (10,166)        (10,672)
     Depreciation and amortization                      6,877           6,964
     Accrued postretirement benefits expense            4,960           4,149
     Provision for deferred income taxes               (2,968)         (2,246)
     Deferred selling expense                           2,375           6,056
     (Gain) on sales of securities                       (393)           (571)
     (Gain) on sales of businesses and publications       (57)           (824)
     (Gain) loss on sales of fixed assets                  (3)         (2,181)
     Others                                               (79)           (324)
  Changes in operating assets and liabilities --
     Accounts receivable                               10,865          17,775
     Accounts payable and accrued liabilities              (4)         (4,643)
     Inventories                                          600            (412)
     Film production costs                                (61)           (141)
     Other assets and liabilities -- net                 (905)           (948)
                                                 -------------   -------------
Net cash provided from operating activities            18,935          19,402
                                                 -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures --
     Purchase of equipment and furnishings             (3,152)         (2,380)
     Building improvements                               (128)           (417)
     Proceeds from sales of businesses
       and publications                                    17             923
     Proceeds from sales of property                        6           3,361
                                                 -------------   -------------
        Net cash provided by (used for)
          capital investment                           (3,257)          1,487

Securities investments--
     Proceeds from sales and maturities                49,846          56,439
     Purchases                                        (65,615)        (69,174)
                                                 -------------   -------------
Net cash (used for) securities investments            (15,769)        (12,735)
                                                 -------------   -------------
Net cash (used for) investing activities              (19,026)        (11,248)
                                                 -------------   -------------

                                 -7-

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE 36-WEEKS ENDED SEPTEMBER 7, 1996 and SEPTEMBER 9, 1995
                              (Unaudited)
                       (In Thousands of Dollars)

                                                         36 Weeks Ended
                                                 -----------------------------
                                                 Sept. 7, 1996   Sept. 9, 1995
                                                 -------------   -------------
CASH FLOWS OF FINANCING ACTIVITIES:
     Sales of capital stock to employees         $      3,589    $      3,850
     Purchase of treasury stock                        (3,235)         (1,140)
     Dividends paid                                    (4,457)         (4,107)
     Repayments of borrowings                              --            (107)
                                                 -------------   -------------
Net cash (used for) financing activities               (4,103)         (1,504)
                                                 -------------   -------------
NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS                      (4,194)          6,650

CASH AND CASH EQUIVALENTS, beginning of period         17,763          12,428
                                                 -------------   -------------
CASH AND CASH EQUIVALENTS, end of period         $     13,569    $     19,078
                                                 =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                               $         20    $         36
     Income taxes paid                                  4,712           3,847


              THE BUREAU OF NATIONAL AFFAIRS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 7, 1996
                           (UNAUDITED)

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

NOTE 2:  Inventories
--------------------
     Inventories consisted of the following (in thousands):

                               September 7, 1996     December 31, 1995
                               -----------------     -----------------

     Materials and supplies        $3,444                $4,055
     Work in process                  412                   274
     Finished goods                 1,812                 1,939
                                  --------              --------
                                   $5,668                $6,268
                                  ========              ========
NOTE 3:   Stockholders' Equity
------------------------------
     Treasury stock as of September 7, 1996 and December 31, 1995, respectively, consisted of: Class A, 2,895,534 and 2,915,110 shares; Class B, 55,324 and 54,771 shares; and Class C, 87,412 and 84,693 shares.

NOTE 4:   Advertising Adjustment
--------------------------------
     On January 1, 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising". SOP 93-7 requires expensing advertising costs as they are incurred. Previously, these costs were deferred and expensed over subscription terms, typically one year. During 1995, in addition to expensing advertising costs as incurred, $2,055,000 of advertising costs deferred as of December 31, 1994, were also expensed consistent with the previous amortization policy, including $1,423,000 through the third quarter of 1995.

                                PART I
                                ------
Item 2.       Management's Discussion and Analysis of Results of
-------       --------------------------------------------------
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

RESULTS OF OPERATIONS
---------------------
Thirty-six weeks 1996 compared to thirty-six weeks 1995.
--------------------------------------------------------
     BNA's consolidated revenues of $155 million continue to reflect modest business growth through the third quarter, increasing 2.8 percent compared to the same period of last year. Operating profit more than doubled as operating expenses increased only slightly. Non-operating income was lower because 1995's results included large gains from asset sales. BNA's consolidated net income increased 6.3 percent.

     Service revenues (subscriptions and online products), which account for over 89 percent of consolidated revenues, were up 2.8 percent. Slightly lower renewal rates, federal government budget uncertainties earlier this year, and lower new sales for the major new CD-ROM products launched from 1993 to 1995, have resulted in slower subscription revenue growth. Higher online service revenues from renegotiated agreements mitigated the decline in total subscription growth. Non-service revenues increased 2.6 percent.

     Operating expenses increased 0.3 percent compared to the prior year. Selling and initial fulfillment expenses decreased significantly due to lower new sales. Also, last year's expenses included a $1.4 million charge for a change in accounting for advertising costs (as discussed in Note 4).

     On a more comparable basis, excluding the advertising charge in 1995 required by SOP 93-7, operating profit through the third quarter was 51.2 percent ahead of a year ago.

     Non-operating income was $2.9 million less in 1996 because 1995 results included $3.2 million in gains on the sales of a former printing plant site, and California state-specific publications. Investment income increased 3.5 percent due to larger portfolio balances.

     Earnings per share for the first thirty-six weeks of 1996 were $.89 per share compared to $.85 per share for 1995.

     Service revenue growth is expected to remain modest in the immediate future. As mentioned above, new sales of existing products are lower and intense competition for several major products have resulted in pressures on renewal sales and pricing. Although revenue growth has been less than planned, operating expenses have been well managed resulting in the higher profits. We expect full-year operating profit and net income to be higher in 1996 than in 1995.

Twelve weeks ended September 7, 1996 compared to twelve weeks ended
-------------------------------------------------------------------
September 9, 1995.
------------------
     Consolidated revenues increased by 1.5 percent in the latest twelve weeks of 1996 compared to 1995 and consolidated net income increased 62 percent. Excluding the advertising charge, operating profit increased 68 percent. The revenue and expense factors mentioned above also affected the second quarter's comparisons.

FINANCIAL POSITION
------------------
     Cash provided from operating activities of $18.9 million in the first thirty-six weeks of 1996 was 2.4 percent less than the first thirty-six weeks of 1995. Operating expenditures decreased 0.1 percent from 1995. Customer receipts decreased 0.4 percent.

     Cash used in investing activities netted to $19 million, reflecting a $15.8 million addition to the Company's investment portfolio and capital expenditures of $3.2 million.

     The Company received $3.6 million in cash from the sale of Class A capital stock to employees and repurchased over $3.2 million of Class B and Class C capital stock. Over $4.4 million was paid out to stockholders as cash dividends.

     With over $128 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                             PART II
                             -------

Item 1            Legal Proceedings
------            -----------------
                  There were no material legal proceedings during the first thirty-six weeks of 1996.

Item 2            Change in Securities
------            --------------------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
------            -------------------------------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
------            ---------------------------------------------
                  Holders
                  -------
                  There were no matters submitted to a vote for security holders.

Item 5            Other Information
------            -----------------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------
                  No reports were filed on Form 8-K during the quarter ended September 7, 1996.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       The Bureau of National Affairs, Inc.
                       ------------------------------------
                       Registrant



October 16, 1996       s\  William A. Beltz
----------------       -----------------------------------
Date                   William A. Beltz
                       Chairman and Chief Executive Officer



October 16, 1996       s\  George J. Korphage
----------------       -----------------------------------
Date                   George J. Korphage
                       Vice President and Chief Financial Officer