Form 10-K405
period 1996-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 1997-03-28
CIK 15393

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                      FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          ----------------------------------------------
                                  OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                               --------------------  -------------------

Commission file number 2-28286
                       -------------------------------------------------

The Bureau of National Affairs, Inc.
------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

          Delaware                                     53-0040540
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

1231 25th St., N. W., Washington, D. C.                        20037
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code        (202) 452-4200
                                                   ---------------------
Securities Registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    ( X )

      The market value of the Class A voting stock held by non-affiliates of the registrant as of February 22, 1997 was $89,515,908 (all voting stock is owned by employees of the registrant and its subsidiaries). In determining this figure, The Bureau of National Affairs, Inc. (the "Company"),

                                                         Page 1 of 57 Pages
has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of the Company's Class A common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 1997 was 3,610,290 Class A common shares, 4,837,607 Class B common shares, and 412,996 Class C common shares.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------

      Portions of the Company's definitive Proxy Statement, filed with the SEC on March 28, 1997, are incorporated by reference into Part III of this Form 10-K.


                        The Bureau of National Affairs, Inc.
                                 Index to Form 10-K
                     For the fiscal year ended December 31, 1996

                                                                       Page No.
                                                                       --------
                                      PART I.
Item 1.    Business....................................................  3-13

Item 2.    Properties..................................................    13

Item 3.    Legal Proceedings...........................................    13

Item 4.    Submission of Matters to a Vote of Security Holders.........    13

Item X.    Executive Officers of the Registrant........................ 14-15


                                      PART II.
Item 5.    Market for the Registrant's Common Stock and Related
            Security Holder Matters....................................    16

Item 6.    Selected Financial Data.....................................    17

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................. 18-20

Item 8.    Financial Statements and Supplementary Data................. 21-40

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    41


                                      PART III.
Item 10.   Directors and Executive Officers of Registrant..............    41

Item 11.   Executive Compensation......................................    41

Item 12.   Security Ownership of Beneficial Owners and Management......    41

Item 13.   Certain Relationships and Related Transactions..............    41

                                      PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Report on
            Form 8-K................................................... 42-43

SIGNATURES.............................................................    44

EXHIBIT INDEX..........................................................    45

                                       PART I
                                       ------

Item 1.   Business
          --------
          General Development of Business and Narrative Description of Business
          ---------------------------------------------------------------------

Business of BNA and Subsidiaries
--------------------------------
The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized business, legislative, judicial, and regulatory information services. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and its publishing subsidiaries, Tax Management Inc. and Pike & Fischer, Inc., are engaged in providing labor, legal, economic, tax, health care and other regulatory information to business, professional, and academic users. They prepare, publish, and market subscription information services in print, compact disc, and online formats, books, pamphlets, and research reports.

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

Online products are marketed through database vendors such as LEXIS/NEXIS, West Publishing Company, Dialog, Legislate, Cambridge Information Group, and others. In 1996, the Company began offering many of its products for electronic delivery via Lotus Notes and the Internet.

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

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers.  It utilizes modern equipment and technology in printing information products for publishers, trade associations, professional societies, other non-profit organizations,
financial institutions and governmental organizations.   Approximately
60 percent of its business is derived from the BNA publishing companies.

BNA Communications Inc. is engaged in the business of producing, publishing, and marketing multimedia programs for training in the equal employment opportunity and safety and health related fields. The programs promote awareness, facilitate regulatory compliance, and develop skills for managers and employees in industry and government.

REVIEW OF OPERATIONS

BNA capped its first half-century as an employee-owned company with record revenues and earnings in 1996. These results are all the more impressive in that they were achieved in a highly competitive and increasingly price sensitive market and at a time the company continued making large investments in new products and operating systems to ensure its future prosperity.

Consolidated revenues of $232.6 million were a modest 2.7 percent above the previous year, but careful control of costs in all categories, notably lower selling and initial fulfillment expenses, and a substantial reduction in BNA Communications' operating loss, resulted in a dramatic increase in the consolidated operating profit.

Comparisons of 1996 results with the year before are affected by two major 1995 transactions. There was a $2.1 million charge against 1995 operating profit due to a required change in accounting for advertising costs, which is described in Note 2 to the financial statements. This charge was offset by a $2.4 million pre-tax gain from the sale of The McArdle Printing Company's former plant site in Silver Spring, Md.

Non-operating income was lower in 1996 because of the McArdle property sale and the divestiture of BNA California products in the previous year, but the very favorable improvement in operating profit more than offset this shortfall. Net income of $14.6 million was 20 percent higher than a year earlier.

Cash and investment balances increased by 19 percent in 1996 to $136.2 million, reflecting strong operating cash flows and the lowest level of capital expenditures in over a decade. These financial resources generate current investment income and provide the reserves to reinvest in the business and to meet share repurchase obligations inherent in employee ownership. Investment income in 1996 rose to almost $7 million.

BNA's financial strength and liquidity, evidenced by these substantial investment balances Built up over the years and by the absence of debt, puts the company in a strong position to meet the challenges and obligations of the years to come.

A REVIEW OF 1996 OPERATIONS OF THE PARENT COMPANY AND EACH SUBSIDIARY FOLLOWS.

PARENT COMPANY

The transformation from a print publisher to a multiple media information company began to pay off financially in 1996 and, as a result, the parent company saw a substantial jump in its operating profit. That improvement resulted in large part from learning how to produce, sell, distribute, and support our increasingly diverse product line more efficiently.

Parent company revenues reached $159 million, which was a disappointing
1.3 percent increase over the previous year. Operating expenses, on the other hand, were 1.3 percent lower than 1995 as a result of lower selling and distribution costs.

New service sales got off to a very rough start in 1996. Miserable winter weather, the federal government's shutdown, and unexpected difficulties in launching the electronic versions of BNA's notification services all contributed to a weaker than anticipated first half of the year. The second half, however, was another story. Once again, great editorial product in the hands of an experienced and stable sales force proved to be a winning combination; new sales of our business and human resource, legal, health care, and tax products all grew in 1996, in some cases substantially. And while sales declined in the environmental area, BNA's Environment Library on CD-ROM was, for the fourth year in a row, the company's best-selling product.

Along with traditional products, the parent company experimented with two new formats in 1996. In March, BNA's notification services became available electronically on Lotus Notes: Newsstand^TM. In May, those services became available on the portion of the Internet known as the World Wide Web. These products are sold directly by BNA and the revenue generated comes directly to BNA. From the subscriber's perspective, this format allows more timely delivery of the information and provides search and retrieval capabilities unavailable in print. By the end of the year, the World Wide Web versions of these products, especially the dailies, were selling briskly and this should provide a significant revenue stream for years to come.

The company's best-selling print product in 1996 was Labor Relations Reporter. Last fall, the CD-ROM version of this product was released. The four-disk Labor and Employment Law Library should ensure that this massive reference product remains a viable and vital part of BNA's product line.

BNA's newest product line, health care, was expanded with the launch of BNA's Health Law and Business Library. This product consists of individual portfolios, written by outside practitioners, that address specific business and legal issues confronting modern health care organizations. The portfolio series was launched simultaneously in print and in a CD-ROM version. Such "dual" launches will probably become the rule rather than the exception, as we attempt to make BNA information available in whatever format best meets the needs of our subscribers. Another important addition to our health care product line came late in the year with the launch of BNA's Health Care Daily Report. This daily notification service is available through the World Wide Web or by facsimile.

The Legal Services Division launched a traditional weekly notification service, BNA's Electronic Information Policy and Law Report (EPLR). Released in April, EPLR covers legal issues raised by the dissemination of electronic information. It is the first BNA publication to offer subscribers the option of receiving electronic bulletins on major breaking stories between weekly issues.

In the environment area, much effort was once again put into ensuring that BNA's Environment Library on CD-ROM (ELCD) continued to be the best product available in a very competitive marketplace. In addition, late in the year we released BNA's Waste Management Guide, the first installment of what will become in 1997 an environmental compliance series that complements ELCD and solidifies BNA's market-leading status in environmental information.

The need to produce information efficiently in multiple formats was the impetus behind the creation of PS2000, a single publishing system designed to produce all of BNA's diverse product line. There was considerable progress in moving to that new system in 1996, with the most notable milestone being the production of two of our daily notification services. By the end of the year, 24 notification and reference services were being produced on the new system. This multi-year project continues to be on time and under budget, a truly remarkable achievement.

Considerable progress was also made on the effort to create and implement a new business system. This has been a long and difficult project but, at this point, the system is nearly complete, final testing and training has begun, and implementation should happen this summer. The system also acquired a new name indicative of the optimism surrounding its impending implementation: Phoenix.

One issue of considerable concern was finally resolved in 1996. For several years, the company has been studying the option of relocating our headquarters. The need for adequate expansion space and the financial attractions of doing business in jurisdictions other than the District of Columbia led the company to evaluate a number of options. Throughout the process, there was a clear preference to avoid the disruption of relocation and to remain close to the federal government, the source of much of BNA's information. Working with the D.C. government and local building owners, we were able to achieve that goal by putting together a package of tax incentives and favorable lease terms that will enable us to remain right where we are for the next 10 years.

Efficiency, productivity, and cost consciousness are goals that have been taking on increasing importance in recent years. In 1996, we began to see the tangible results of the efforts taken in pursuit of those goals. Despite low revenue gains, we were able to significantly increase the parent's operating profit. It is important that those efforts continue and become institutionalized at BNA. A number of efforts were started in 1996 to address the other part of the equation: revenue growth. And if those efforts bear fruit, we will not only match our enviable history of success, we will surpass it.

BNA BOOKS

BNA Books' operating profit topped $1 million for the first time ever in 1996. This marks the third year in a row that the Division has record profits. With $5.4 million in revenues, the operating margin came in at a very respectable 21 percent.

The publication of the third edition of the BNA/ABA treatise, Employment Discrimination Law, the definitive work in the field, contributed heavily to the Division's success in 1996. A multidisciplinary work on the law of downsizing, a new treatise on disabilities, and a biannual update service on EEO law rounded out the Division's new offerings in labor and employment law and made substantial contributions to the Division's revenues. Finally, the publication of the second edition of the BNA/ABA Covenants Not to Compete, edited by a BNA employee, helped BNA Books maintain its position as the premier publisher of labor and employment law books.

In the intellectual property area, the Division published a patent prosecution treatise with a forms book and disk. And BNA Books took over publication of Patent Law & Practice, a guidebook for federal judges. In all, the Division published 23 new titles in 1996.

A strong and growing product line will enable the Division to be a contributor to BNA's growth and success long into the future.

SUBSIDIARY COMPANIES

TAX MANAGEMENT INC.

Another year of record-breaking new service sales and a solid subscription base for major services produced very strong financial results in 1996. Operating revenues exceeded $48 million for the print services, CD-ROM products, and BNA Software releases, all of which are rapidly becoming standards in the professional tax market. Despite increased investment in editorial and sales, operating profit topped $5.9 million and net income improved 12 percent from the previous year. The subsidiary finished the year with a $4 million dividend paid to the parent.

Tax Management has long been recognized as a premier tax publisher, with hundreds of Portfolios and Tax Practice Series analyses prepared by practitioners. The value of these services continues to increase with the quality enhancements provided by a substantial staff of employee shareholders. These lawyers, accountants, reporters, editors, programmers, systems analysts, technicians, and client relations specialists assure quality by maintaining currency for the rapidly changing tax planning issues, adding extensive cross references and links to related material, incorporating primary source materials and forms, and training customers.

Tax Management Financial Products was added to the product line in 1996 to serve the unique needs of professionals working in this specialized area of tax planning. State and Federal Tax Forms were incorporated into Portfolios Plus and Tax Practice Series, adding further value to these cornerstone services. Transfer Pricing Report, Financial Products Report, and Multistate Tax Report were made available to customers through Lotus Notes: Newsstand^TM and on the World Wide Web.

Rounding out the solid line of tax planning services are dozens of advisory board meetings, conferences, and continuing legal education programs to provide service to our growing customer base.

BNA SOFTWARE

BNA Software revenues grew modestly in 1996 to nearly $9 million.
Operating profit was a healthy $1.5 million, 16 percent of revenues, and essentially unchanged from the prior year.

After several years of intense development effort, three new products were launched in the last half of the year:

     o BNA Fixed Assets Next Dimension is the market's only Windows^TM 95 fixed asset accounting system and has been favorably received by customers.

     o BNA 706 Preparer is the only stand-alone Windows^TM estate tax return preparation program on the market today.

     o BNA Sales & Use Tax Rates and Forms CD for Windows^TM is BNA Software's first information publishing product. It contains over 1,000 sales and use tax compliance forms and over 45,000 sales and use tax rates covering all taxing jurisdictions in the U.S. It is designed as a quick reference and compliance aid for companies doing business in multiple states.

The new year promises to be an exciting one as BNA Software capitalizes on recently introduced products, develops additional products, and prepares for new tax changes.

BNA INTERNATIONAL INC.

BNA International continued to exceed expectations in 1996 by generating a net income of $373,000, an increase of 80.2 percent over 1995. Strong renewal rates for its established services, steady growth of new services, together with agency fees for generating record international sales of parent company and Tax Management products, resulted in the highest-ever revenues for the subsidiary.

Continuing growth of World Securities Law Report and the successful launch of the new International Taxation of Low-Tax Transactions looseleaf service compensated, to some extent, for the absence of revenues from Direct Investment in North America, which was sold towards the end of 1995, and World Pharmaceuticals Report, which was sold in mid-1996.

The divestiture of these services had a dramatic effect on reducing editorial and production costs and has allowed resources to be refocused on a strategy for profitable growth. Two new legal looseleaf services will be launched in 1997, while the addition of a new international tax managing editor and a new product development manager will provide additional impetus to the creation of new international products.

Two straight years of strong profit growth have provided a solid basis on which to expand. BNAI plans to do so while continuing to contribute to BNA's financial goals.

PIKE & FISCHER, INC.

Pike & Fischer's operating revenues grew by 12.4 percent in 1996. While most of the increase resulted from the transfer of the BNA Criminal Practice Manual to Pike & Fischer, nearly a third of the increase came from Pike & Fischer's telecommunications publications. Revenues for the telecommunications group moved up 9 percent in 1996. Revenues from other sources were largely unchanged from 1995 levels.

Expenses also grew as a result of the Practice Manual addition.
Fortunately, they increased at a slightly slower pace than operating revenues. Accordingly, operating profits grew by 13 percent for the year, which was the principal reason Pike & Fischer posted net income in excess of $1 million for the second year in a row and was able to increase its dividend to the parent to $700,000.

Beyond assimilating the Practice Manual, the company's focus in 1996 continued to be on electronic product development. Several new features were added to Communications Regulation on CD-ROM, the most significant of which was online updating. Users of the CD-ROM version can now search free of charge an online collection of Federal Communications Commission decisions released to the public in the time between CD-
ROM updates. The files for online updating are maintained for Pike & Fischer by LEXIS-NEXIS, which in 1996 began providing the first online access to Pike & Fischer's communications law case reporter and digest service.

Pike & Fischer has been very active over the last 18 months putting in place routines for producing and fulfilling electronic products. With these systems largely complete, the company will focus in the coming year on creating and launching new products and expanding its markets.


BNA COMMUNICATIONS INC.

1996 was a tumultuous year for BNAC. Total revenues decreased 12.4 percent from 1995 levels, reflecting a downward trend in the training media industry, a lack of successful new product releases, and an untimely change in the marketing strategies employed by the subsidiary.

To reverse this trend, a number of significant changes were instituted: top management was replaced at mid-year; major restructuring and cost reductions were put into place; the sales team was redirected and supported by increased marketing activity; and product development and acquisition activities were redirected to better align to BNAC's traditional strengths.

The results of these changes and shifts in strategy began to be felt as 1996 drew to a close. The subsidiary produced results that exceeded the mid-year estimates of the new management team, while a positive operating income was achieved for the last two periods of the year. Expenses for the entire year were reduced from 1995 levels by $1.4 million and the 1996 net loss finished at $285,000, a substantial improvement over the prior year.

BNAC has developed a credible budget and strategy for 1997 and now turns its attention to formulating a long-term strategy for future success.


BNA WASHINGTON INC.

BNAW's 1996 operating revenues from outside tenants were $1.9 million. Operating expenses for all facilities combined were up only 4 percent in 1996 after falling 6 percent the prior year. The past year saw the conclusion of a multi-year, long-term strategic facility planning effort, as decisions were made to keep BNA's headquarters in the District of Columbia for at least the next 10 years.

BNAW and BNA personnel successfully negotiated an agreement with the District of Columbia that provided tax incentives in return for BNA remaining in the District. BNAW also concluded negotiations to lease enough office space in the area to provide for foreseeable expansion for years to come.

Office space availability and utilization were at a premium during 1996 as expansion programs were put on hold until the long-term plan was concluded. In the meantime the company made do with current space to accommodate short-term growth. Given these constraints, BNAW handled a "churn" (moving personnel and reconfiguring office layouts) of roughly 400 employees involving approximately 60,000 square feet of office space.

Employee safety and security programs were improved during the year. Procedures were implemented requiring all employees to wear identification badges, and all visitors to the facilities were required to register with security guards and also wear identification badges. In addition, the security force was improved and additional staff added. Building, garage, and stairwell access were controlled and limited during business and non-business hours. The program was successful: the number of security incidents reported was far lower than in previous years.

The MCARDLE PRINTING CO., INC.

McArdle expanded its business and achieved a significant increase in profitability in 1996.

Operating revenues were $26.3 million, a healthy 8.6 percent increase. Net income reached $914,000, more than double last year's income. As a result, the subsidiary paid the parent company a dividend of $600,000, a 20 percent increase over 1995.

Revenues from printing, binding, and mailing BNA publications increased by 10.6 percent. BNA, including Tax Management, continues to be McArdle's largest customer, producing approximately 60 percent of total revenues. McArdle's commercial revenues increased by 5.6 percent to $10.6 million, exceeding budget objectives for 1996.

McArdle continued to focus on increasing sales in established markets, improving quality, and controlling costs while providing the superior service, responsiveness, and attention to detail that its customers demand.

In 1996, McArdle also began implementing a state-of-the-art management information system. Excellent progress has been made and the system is already producing the timely and accurate information necessary to manage the complexities of a modern printing business.

McArdle continues to respond to the demands of its markets by expanding and enhancing its desktop publishing operation. Currently more than 50 percent of the commercial work received by McArdle is routed through the desktop publishing section. A large format image setter was installed in 1996, improving McArdle's capability to electronically assemble, trap, impose, and image four pages simultaneously.

To enhance its sheetfed operation, McArdle has contracted to purchase a new six-color press. The new press will provide additional capacity, support BNA's advertising program, and allow McArdle to better serve its current customers while giving it the capability to reach new ones.

With an excellent facility, top flight equipment, and knowledgeable, productive employees, McArdle is well positioned to grow revenues and profits. While doing so, it will continue to offer competitively priced, superior quality products to BNA as well as to the commercial markets it serves.

                                  PART I
                                  ------

Item 1.   Business
          --------
General Development of Business and Narrative Description of Business,
(Continued)
-----------------------------------------------------------------------

The Bureau of National Affairs, Inc. ("BNA" or the "Company"), operates primarily in the business information publishing industry. Operations consist of the production and marketing of information products in print and electronic form, and outside printing services. Activities in other industry segments are less than 10 percent of total revenue.

As a response to customer demand, advances in technology, and competition, the Company now offers many products in CD-ROM or online delivery formats. CD-ROM's allow the economical addition of value-added features such as searching capabilities and additional information content. Online delivery provides more timely receipt.

Competition in the business information industry continues to intensify and some competitors are larger and have greater resources than BNA.
The Company has invested in sales aids to help its sales force demonstrate the electronic products to customers. Additionally, the Company has embarked on a plan to redesign its publishing system to more effectively produce information for electronic or print delivery. This process is expected to be developed over several years.

The number of employees of BNA and its subsidiaries was 1,915 at December 31, 1996.

Item 2.   Properties
          ----------
BNA Washington Inc. owns and manages the buildings presently used by BNA and some of its Washington area subsidiaries. Principal operations are conducted in three adjacent buildings at 1227-1231 25th Street, N.W., Washington, D.C. The office building at 1227 25th Street is being used primarily by BNA and also for commercial leasing. BNA also leases office space at 1250 23rd Street, N.W., Washington, D.C.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                  PART I
                                  ------

Item X.   EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 1996. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

      Name                Age      Present position and prior experience
-------------------      -----     -------------------------------------
William A. Beltz           67      Chairman of the Board and Chief
                                   Executive Officer
                                     Elected chairman in 1994, president
                                     in 1979 and chief executive officer
                                     in 1980. Joined BNA in 1956. Served
                                     as president until February, 1995,
                                     and chief executive officer through
                                     December, 1996.

Jacqueline M. Blanchard    47      Vice President for Human Resources
                                     Elected to vice president in 1994.
                                     Previously was director of labor
                                     and employee relations since 1987.
                                     Joined BNA in 1984.

John P. Boylan, Jr.        57      Vice President for Administration
                                     Elected to present position in
                                     1986. Joined BNA in 1974 after
                                     employment at Fisher-Stevens, Inc.
                                     (a former BNA subsidiary) since
                                     1962.

Eunice L. Bumgardner       36      Vice President and General Counsel
                                     Elected vice president in 1996 and
                                     general counsel in 1995. Joined BNA
                                     in 1994 as associate general
                                     counsel.  From 1991 to 1994 was
                                     senior associate at LeBoeuf, Lamb,
                                     Greene & MacRae, LLP.

Kathleen D. Gill           50      Vice President and Executive Editor
                                     Elected to vice president and
                                     executive editor in 1993.
                                     Previously was associate editor for
                                     business and human resources
                                     services since 1987.  Joined BNA
                                     in 1970.

John E. Jenc               54      Treasurer
                                     Elected to present position in
                                     1990.  Joined BNA as Controller in
                                     1981.

                                                               (Continued)

          ------------------------------------

      Name                Age      Present position and prior experience
-----------------        -----     -------------------------------------
George J. Korphage         50      Vice President and Chief Financial
                                   Officer
                                     Elected vice president in 1988
                                     and chief financial officer in
                                     1989.  Joined BNA in 1972.

Mark E. Mooney             44      Vice President and Director of
                                   Information Technology
                                     Elected to present position in
                                     1996.  Joined BNA as Director of
                                     Information Systems in 1991.
                                     Resigned in January, 1997.

John V. Schappi            67      Vice Chairman of the Board
                                     Elected to vice chairman in 1993
                                     and served as vice president for
                                     human resources from 1987 to 1994.
                                     Previously was associate editor for
                                     labor services since 1972.  Joined
                                     BNA in 1955.  Retired in December
                                     1994.

Mary Patricia Swords       51      Vice President and Director of Sales
                                   and Marketing
                                     Elected to present position in
                                     1996.  Previously was regional
                                     manager of Mountain sales region
                                     since 1985. Joined BNA in 1977.

Robert L. Velte            49      Vice President for Strategic
                                   Development and President, BNA
                                   International, Inc. (BNAI)
                                     Elected to vice president in 1995
                                     and president of BNAI in 1994.
                                     Previously was president of BNA
                                     Communications since 1986.  Joined
                                     BNA Communications in 1976.

Paul N. Wojcik             48      President
                                     Elected president in 1995, senior
                                     vice president in 1994 and general
                                     counsel in 1988.  Joined BNA in
                                     1972.  Elected chief executive
                                     officer effective January, 1997.

                                    PART II
                                    -------
Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters
         ----------------------------------------------------

Market Information, Holders, and Dividends
------------------------------------------
There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market in which Class A stock can be bought and sold.

The Board of Directors establishes semi-annually the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 47 years, and they are expected to continue.

As of March 1, 1997, there were 1,536 Class A shareholders, 233 Class B shareholders, and 36 Class C shareholders. The company repurchased 181,208 shares of Class B stock and 8,247 shares of Class C stock from retired employees or their estates in the 12 months ending March 1, 1997.

Established stock price and dividends declared during 1996 and 1995 were as follows:

      Stock Price
            January 1, 1995 - March 25, 1995          $22.00
            March 26, 1995 - September 23, 1995        24.00
            September 24, 1995 - March 23, 1996        24.75
            March 24, 1996 - September 21, 1996        26.00
            September 22, 1996 - December 31, 1996     27.00

      Dividends Declared
            March 25, 1995                            $  .47
            September 23, 1995                           .47
            March 23, 1996                               .50
            September 21, 1996                           .50

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                    PART II
                                    -------

Item 6.  Selected Financial Data
         -----------------------

                        THE BUREAU OF NATIONAL AFFAIRS, INC.
             CONSOLIDATED OPERATING AND FINANCIAL SUMMARY: 1996-1992
               (Dollar amounts in thousands, except per share data)

                                     1996     1995     1994     1993    1992
--------------------------------------------------------------------------------
Operating Revenues                 $232,632 $226,497 $215,491 $200,818 $193,036
Operating Expenses                  218,074  218,628  204,507  191,144  182,959
--------------------------------------------------------------------------------
Operating Profit                     14,558    7,869   10,984    9,674   10,077
Non-operating Income (Expense):
  Investment Income, net              6,989    6,452    4,614    5,759    3,908
  Other Income (Expense), Net            82    3,257      459      303     (850)
--------------------------------------------------------------------------------
Income from Continuing Operations
  Before Income Taxes and Cumulative
  Effects of Accounting Changes      21,629   17,578   16,057   15,736   13,135
Income Taxes                          7,041    5,487    4,397    4,482    3,718
--------------------------------------------------------------------------------
Income from Continuing Operations
  Before Cumulative Effects of
  Accounting Changes                 14,588   12,091   11,660   11,254    9,417
Cumulative Effects of Accounting
  Changes (a)                            --       --       --       --  (19,482)
--------------------------------------------------------------------------------
Net Income (Loss)                   $14,588  $12,091  $11,660  $11,254 ($10,065)
-----------------------------------=============================================
Profit Ratios (b):
  % of Operating Revenues               6.3      5.3      5.4      5.6      4.9
  % of Average Stockholders' Equity    20.9     19.8     21.7     22.7     17.4
--------------------------------------------------------------------------------
Earnings (Loss) Per Share From:
  Continuing Operations               $1.65    $1.38    $1.36    $1.32   $1.11
  Discontinued Operations                --       --       --       --      --
  Cumulative Effects of Accounting
    Changes                              --       --       --       --    (2.30)
Total Earnings (Loss) Per Share        1.65     1.38     1.36     1.32   (1.19)
Dividends Per Share                    1.00     0.94     0.90     0.90     .84
-----------------------------------=============================================
Balance Sheet Data:
  Total Assets                     $299,311 $278,752 $270,599 $251,517 $229,035
  Long-Term Debt                         --       --      107    1,332    1,534
-----------------------------------=============================================
Employee Data:
  Number of Employees                 1,915    1,863    1,854    1,796    1,718
  Total Employment Costs           $124,322 $119,488 $120,599 $111,443 $104,345
-----------------------------------=============================================
Stockholder Data at Year-End:
  Book Value Per Share                $8.15    $7.59    $6.36    $6.14    $5.47
  Number of Stockholders              1,741    1,717    1,627    1,568    1,577
  Common Shares Outstanding
    (In thousands)                    8,848    8,858    8,652    8,553    8,521
-----------------------------------=============================================
    a
(a) Includes the cumulative effects of the changes in accounting for other postretirement benefits and for income taxes.
    b
(b) Based on net income excluding the cumulative effects of accounting changes.

                                   PART II
                                   -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

1996 vs. 1995 - Consolidated
----------------------------

Consolidated revenues of $233 million were up 2.7 percent from the prior year's $226 million. Operating profit of $14.6 million was significantly higher than last year. Net income, also at $14.6 million, was a record high for the third straight year.

Service revenues (from subscriptions and online products) increased 2.6 percent over 1995 due to modest business growth in the combined subscription revenue base for print and CD-ROM products. This slower growth rate is the result of slightly lower renewal rates, federal government budget uncertainties earlier this year, and lower new sales in the major CD-ROM products launched over the past three years. Higher online service revenues from renegotiated agreements mitigated the decline in total subscription growth. Service revenues were 86.4 percent of consolidated revenues in both 1996 and 1995. Non-service revenues (from software, outside printing, training media, books, and other units) increased by 3.3 percent. The increase resulted from large increases for outside printing and books, a small increase for software, and a reduction for training media. Modest revenue growth is expected to continue in 1997.

Operating expenses in total were slightly lower in 1996 than in 1995. For services, expense increases occurred in salaries and staffing costs and CD-ROM production and royalty costs related to growing circulation and new products. Selling expenses and initial fulfillment expenses, related to new sales, were lower in 1996. The 1995 expenses had included a $2.1 million charge for a change in accounting for advertising expenses (as discussed in Note 2 to the financial
statements).   On a more comparable basis, excluding the advertising
charge, operating expenses increased only 0.7 percent over the prior year and the comparable operating profit increased 46.7 percent.

Six new services were launched in 1996, including a mix of print, CD-ROM, and electronic delivery. In addition, development efforts for the electronic delivery of notification services was completed. Development expenses for new products, improvements on existing products, and new delivery methods were $6.4 million compared to $6.6 million in 1995. Operating expenses in 1996 also include an identifiable $5.3 million for developing improved business and publishing systems compared to $5.5 million in 1995. Non-service operating expenses were 2 percent lower in 1996, primarily related to cost reductions for the training media business unit.

Investment income was 8.3 percent higher than in 1995 due to larger portfolios. Other non-operating income for 1995 had included $3.2 million of gains on the sale of a former printing plant site and sales of publications.

The consolidated federal, state, and local effective income tax rate was
32.6 percent in 1996 compared to 31.2 percent in 1995. The increase in the effective rate is due to the large increase in operating income which is taxed at a higher rate than tax-exempt investment income.

Earnings per share were $1.65 per share compared to $1.38 per share in 1995.

                                                                (Continued)

1995 vs. 1994 - Consolidated
----------------------------

Consolidated revenues of $226 million were up 5.1 percent from the prior year's $215 million. Operating profit was lower than in 1994, but net income of $12.1 million was the highest in Company history through 1995.

Service revenues (from print and CD-ROM subscriptions and online products) increased 6.2 percent over 1994 due to continued growth in the combined subscription revenue base for print and CD-ROM products. This growth has been fueled by the market acceptance of the CD products, which generated over half of all new subscription sales dollars this year. Service revenues were 86.4 percent of consolidated revenues in 1995 and 85.6 percent in 1994. Non-service revenues (from software, outside printing, training media, books, and other units) declined slightly, as revenues were generally unchanged from the prior year, except for a decline in training media.

Operating expenses increased 6.9 percent overall in 1995. For services, the expense increase was mainly due to higher salaries, increased postage and paper rates, higher CD production costs for growing circulation and new products, increased product development costs, higher selling expenses related to record prior-year new sales, and an accounting adjustment for advertising expenses. The operating expense increase was mitigated by lower pressruns for some products and the discontinuance of a costly print product in June, 1994. Four new services were launched in 1995, including two in CD format. In addition, Windows^TM versions of the Company's most successful CD products were developed and launched. Product development expenses for new products and improvements on existing products were $6.6 million compared to $4.7 million in 1994. Operating expenses in 1995 also include an identifiable $5.5 million for developing improved business and publishing systems compared to $6.6 million in 1994. Non-service operating expenses were 4.8 percent higher in 1995, primarily related to software product improvement costs.

As described in Note 2 to the financial statements, during 1995 the Company adopted SOP 93-7 "Reporting on Advertising Costs", which required that all advertising costs be expensed as incurred. Previously, advertising costs were deferred and expensed over subscription terms. Implementing this change increased the 1995 operating expenses because current advertising costs were expensed and, in addition, $2.1 million of previously deferred advertising costs were also expensed. Operating profit declined 28.4 percent in 1995. Excluding the effect of SOP 93-7, the operating profit decline was 9.7 percent.

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

                                                                 (Continued)

Deferred Tax Assets
-------------------

The Company has recorded $18.7 million of net deferred tax assets as of year-end 1996. This amount includes $21 million related to the accrued postretirement benefits liability.

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

Financial Resources and Cash Flows
----------------------------------
The Company maintains its financial reserves in cash and investment securities which, along with its operating cash flows, are sufficient to fund ongoing cash expenditures for operations and to support employee ownership. Cash provided from operating activities increased 17 percent to $29.8 million in 1996, reflecting a 1.9 percent increase in collections, with no change in expenditures.

Cash outlays for investing activities netted to $19.4 million, reflecting $15.3 million transferred to the Company's investment portfolio and capital expenditures of $4.1 million. Capital expenditures for 1997 are budgeted to be over $8 million.

Cash used for financing activities netted to $9.2 million. Sales of Class A capital stock to employees provided $5.3 million of equity capital in 1996; the Company paid $5.6 million for repurchases of Class A, Class B, and Class C capital stock. Cash dividends totaled $8.9 million.

With over $136 million in cash and investment portfolios and no term debt, the financial position and liquidity of the Company remains very strong. Should more funding become necessary in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, capital expenditures, debt repayments and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders.

                                 PART II
                                 -------

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------


                  THE BUREAU OF NATIONAL AFFAIRS, INC.

                   Consolidated Financial Statements

                       December 31, 1996 and 1995

               (With Independent Auditors' Report Thereon)

                      INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the consolidated financial statements of The Bureau of National Affairs, Inc. as listed in the accompanying index in Part IV,Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Part IV, Item(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              S/ KPMG Peat Marwick LLP
                                              ------------------------
                                              KPMG Peat Marwick LLP

February 19, 1997


                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                            (In thousands of dollars)



                                                               Percent of
                                                           Operating Revenue
                                                          --------------------
                                 1996     1995     1994    1996   1995   1994
                               -------- -------- -------- ------ ------ ------
OPERATING REVENUES
 (Notes 1 and 2)               $232,632 $226,497 $215,491 100.0% 100.0% 100.0%
                               -------- -------- -------- ------ ------ ------
OPERATING EXPENSES
 (Notes 1,2,3,8 and 9):
 Editorial, production,
  and distribution              131,295  128,671  121,337  56.4   56.8   56.3
 Selling, including $2,055
  in 1995 for effect of
  advertising adjustment         50,828   57,172   49,759  21.9   25.2   23.1
 General & administrative        34,681   31,819   32,283  14.9   14.1   15.0
 Profit sharing                   1,270      966    1,128   0.5    0.4    0.5
                               -------- -------- -------- ------ ------ ------
                                218,074  218,628  204,507  93.7   96.5   94.9
                               -------- -------- -------- ------ ------ ------
OPERATING PROFIT                 14,558    7,869   10,984   6.3    3.5    5.1
                               -------- -------- -------- ------ ------ ------

NON-OPERATING INCOME:
 Investment income (Note 4)       6,989    6,452    4,614   3.0    2.8    2.1
 Other income (Note 5)               82    3,257      459    --    1.4    0.2
                               -------- -------- -------- ------ ------ ------
TOTAL NON-OPERATING INCOME        7,071    9,709    5,073   3.0    4.2    2.3
                               -------- -------- -------- ------ ------ ------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                21,629   17,578   16,057   9.3    7.7    7.4
PROVISION FOR INCOME
 TAXES (Note 7)                   7,041    5,487    4,397   3.0    2.4    2.0
                               -------- -------- -------- ------ ------ ------
NET INCOME                     $ 14,588 $ 12,091 $ 11,660   6.3%   5.3%   5.4%
                               ======== ======== ======== ====== ====== ======
EARNINGS PER SHARE
 (Notes 2 and 10):               $ 1.65   $ 1.38   $ 1.36
                                 ======   ======   ======

          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                            (In thousands of dollars)


                                     ASSETS
                                     ------
                                                     December 31,
                                                ------------------------
                                                   1996          1995
                                                ---------     ---------
   CURRENT ASSETS:
   Cash and cash equivalents (Note 4)           $  18,898     $  17,763
   Short-term investments (Note 4)                  9,306        11,123
   Receivables (Note 8)                            45,111        43,171
   Inventories (Note 8)                             5,397         6,268
   Prepaid expenses                                 4,240         3,378
   Deferred selling expenses (Note 2)              23,841        25,226
                                                ---------     ---------
   Total current assets                           106,793       106,929
                                                ---------     ---------
   MARKETABLE SECURITIES (Note 4)                 108,020        85,884
   PROPERTY AND EQUIPMENT (Note 8)                 49,557        53,265
   DEFERRED INCOME TAXES (Note 7)                  22,341        19,197
   GOODWILL (Note 6)                                9,237         9,550
   OTHER ASSETS (Note 8)                            3,363         3,927
                                                ---------     ---------
   Total assets                                 $ 299,311     $ 278,752
                                                ---------     ---------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                      December 31,
                                                ------------------------
                                                   1996          1995
                                                ----------    ----------
   CURRENT LIABILITIES:
   Payables and accrued liabilities (Note 8)    $  37,328     $  29,669
   Deferred income taxes (Note 7)                   3,635         4,788
   Deferred subscription revenue (Note 2)         119,821       117,567
                                                ----------    ----------
   Total current liabilities                      160,784       152,024
                                                ----------    ----------
   POSTRETIREMENT BENEFITS, less current
    portion (Note 3)                               63,487        56,318
   OTHER LIABILITIES                                2,915         3,212
                                                ----------    ----------
   Total liabilities                              227,186       211,554
                                                ----------    ----------

   COMMITMENTS AND CONTINGENCIES (Notes 9 & 10)

   STOCKHOLDERS' EQUITY (Notes 4 & 10)
   Common stock issued, $1.00 par value --
    Class A - 6,478,864 shares                      6,479         6,479
    Class B - 4,926,973 shares                      4,927         4,927
    Class C -   506,336 shares                        506           506
   Additional paid-in capital                      31,772        27,695
   Retained earnings                               50,369        44,665
   Treasury stock, at cost                        (23,178)      (18,782)
   Net unrealized gain on marketable securities     1,348         1,756
   Foreign currency translation adjustment            (98)          (48)
                                                ----------    ----------
   Total stockholders' equity                      72,125        67,198
                                                ----------    ----------
   Total liabilities and stockholders' equity   $ 299,311     $ 278,752
                                                ==========    ==========

          See accompanying notes to consolidated financial statements.


                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                            (In thousands of dollars)

                                                1996       1995       1994
                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $ 14,588   $ 12,091   $ 11,660
 Items with different cash requirements
  than that reflected in net income
    Deferred subscription revenue                2,295     (2,431)    12,745
    Depreciation and amortization                8,887     10,216      9,856
    Accrued postretirement benefits expense      7,357      2,096      3,500
    Provision for deferred income taxes         (4,110)    (3,713)     1,238
    Deferred selling expenses                    1,385      7,701     (8,895)
    (Gain) on sales of securities                 (542)      (672)      (341)
    (Gain) loss on disposals of property           (24)    (2,223)        44
    (Gain) on sales of publishing assets           (58)      (981)      (503)
    Others                                         233         22         36
 Changes in operating assets and liabilities
    Receivables                                 (1,970)     5,876     (8,046)
    Payables and accrued liabilities             2,643     (1,634)     1,552
    Inventories                                    871        551        142
    Film production costs                          (70)      (184)      (581)
    Other assets and liabilities--net           (1,730)    (1,276)      (556)
                                              ---------  ---------  ---------
Net cash provided from operating activities     29,755     25,439     21,851
                                              ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures
  Purchases of equipment and furnishings        (4,002)    (4,574)    (5,046)
  Building improvements                           (132)      (664)      (281)
  Proceeds from the sales of property               37      3,367         --
  Proceeds from sales of publishing assets          17        943        549
  Purchase of publishing assets                     --         --       (227)
                                              ---------  ---------  ---------
  Net cash used for capital expenditures        (4,080)      (928)    (5,005)
                                              ---------  ---------  ---------



                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                            (In thousands of dollars)

                                                 1996       1995       1994
                                              ---------  ---------  ---------
 Securities investments
  Proceeds from sales and maturities            75,250     75,373     65,269
  Purchases                                    (90,587)   (90,983)   (69,556)
                                              ---------  ---------  ---------
  Net cash used for securities investments     (15,337)   (15,610)    (4,287)
                                              ---------  ---------  ---------
Net cash used for investing activities         (19,417)   (16,538)    (9,292)
                                              ---------  ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of capital stock to employees             5,306      6,385      5,550
 Purchases of treasury stock                    (5,625)    (1,590)    (3,487)
 Dividends paid                                 (8,884)    (8,254)    (7,765)
 Repayment of borrowings                            --       (107)    (5,411)
                                              ---------  ---------  ---------
Net cash used for financing activities          (9,203)    (3,566)   (11,113)
                                              ---------  ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS        1,135      5,335      1,446
                                              ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, beginning of year    17,763     12,428     10,982
                                              ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year        $ 18,898   $ 17,763   $ 12,428
                                              =========  =========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                               $     23   $     95   $    183
  Income taxes paid                             10,884      8,121      2,573



          See accompanying notes to consolidated financial statements.


                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                            (In thousands of dollars)

                        Class of Capital
                         Stock Issued     Additional
                      --------------------  Paid-In  Retained Treasury
                         A       B      C   Capital  Earnings   Stock    Other
                      ----------------------------------------------------------
BALANCE, Jan 1, 1994  $6,479  $4,919  $506  $18,423  $36,933  $(16,360)  $1,584

Sale of Class A
 treasury shares to
 employees                --      --    --    4,299       --     1,251       --
Issuance of Class B
 shares in exchange
 for Class A shares       --       8    --       --       --        (8)      --
Repurchase of shares      --      --    --       --       --    (3,487)      --
Net income                --      --    --       --   11,660        --       --
Cash dividends--
 $.90 per share           --      --    --       --   (7,765)       --       --
Change in net unrealized
 gain (loss) on
 marketable securities    --      --    --       --       --        --   (3,336)
Currency translation
 adjustment               --      --    --       --       --        --      (63)
                      ----------------------------------------------------------
BALANCE, Dec 31 1994   6,479   4,927   506   22,722   40,828   (18,604)  (1,815)

Sale of Class A
 treasury shares to
 employees                --      --    --    4,973       --     1,412       --
Repurchase of shares      --      --    --       --       --    (1,590)      --
Net income                --      --    --       --   12,091        --       --
Cash dividends--
 $.94 per share           --      --    --       --   (8,254)       --       --
Change in net unrealized
 gain (loss) on
 marketable securities    --      --    --       --       --        --    3,478
Currency translation
 adjustment               --      --    --       --       --        --       45
                      ----------------------------------------------------------
BALANCE, Dec 31, 1995  6,479   4,927   506   27,695   44,665   (18,782)   1,708

Sale of Class A
 treasury shares to
 employees                --      --    --    4,077       --     1,229       --
Repurchase of shares      --      --    --       --       --    (5,625)      --
Net income                --      --    --       --   14,588        --       --
Cash dividends--
 $1.00 per share          --      --    --       --   (8,884)       --       --
Change in net unrealized
 gain (loss) on
 marketable securities    --      --    --       --       --        --     (408)
Currency translation
 adjustment               --      --    --       --       --        --      (50)
                      ----------------------------------------------------------
BALANCE, Dec 31 1996  $6,479  $4,927  $506  $31,772  $50,369  $(23,178)  $1,250
                      ==========================================================


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



(1)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the "Parent"), and its subsidiaries (consolidated, the "Company"). The Company operates primarily in the business information publishing industry. Operations consist primarily of the production and marketing of specialized labor, legal, economic, tax, health care and other regulatory information services in print and electronic formats, and outside printing services. Activities in other industry segments provide less than 10 percent of total revenue. Customers are primarily lawyers, accountants, business executives, human resource professionals, health care administrative professionals, labor unions, trade associations, educational institutions, government agencies, and libraries. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have ten percent or more of its assets in foreign locations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     During 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position
     (SOP) 93-7, "Reporting on Advertising Costs", which requires that advertising costs be expensed as incurred. Prior to 1995, the Company's policy was to defer and amortize these costs in the same manner as field selling costs. The adoption of SOP 93-7 increased 1995 operating expenses because $5,379,000 of currently incurred advertising costs were expensed, and in addition, $2,055,000 of previously deferred advertising costs were also required to be expensed. The effect of expensing 1995 advertising costs as incurred, compared to the prior amortization method, was to decrease 1995 net income by $1,064,000, or $0.12 per share. Advertising costs, recorded under the prior amortization method in 1994, were $5,870,000. Advertising expense in 1996 was $5,302,000.

(3)  EMPLOYEE BENEFIT PLANS

     The Company has noncontributory defined benefit pension plans covering employees of the Parent and certain subsidiaries. Benefits are based on years of service and average annual compensation for the highest paid five years during the last 10 years of service. The plans provide for five-year cliff vesting.

     The Company's funding practice is to contribute amounts which, at a minimum, satisfy ERISA requirements. No contributions were allowed in 1996 due to Internal Revenue Service funding limitations. The Company contributed $3,899,000 in 1995, and $3,217,000 in 1994.

     Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                            1996      1995       1994
                                         ---------  ---------  ---------
     Service cost--benefits earned       $  4,131   $  3,207   $  3,448
       during the year
     Interest cost                          5,437      4,939      4,526
     Actual return on plan assets
      during the year (gain) loss          (8,719)   (14,287)       256
     Net asset gain (loss) deferred
      for later recognition                 3,427     10,146     (4,389)
     Amortization of transition assets and
      unrecognized prior service costs       (117)      (174)      (102)
                                         ---------  ---------  ---------
     Net pension expense                 $  4,159   $  3,831   $  3,739
                                         =========  =========  =========

     The following table sets forth the funded status of the plans and the liabilities recognized in the Company's Consolidated Balance Sheets (in thousands of dollars, except percentages):

                                                      December 31,
                                                ------------------------
                                                   1996         1995
                                                ---------     ----------
     Actuarial present value of benefit obligations:
       Vested benefits                          $  44,547     $  45,557
       Nonvested benefits                          11,002        10,968
                                                ----------    ----------
     Accumulated benefit obligation                55,549        56,525
     Projected future compensation                 19,725        21,000
                                                ----------    ----------
     Projected benefit obligation                  75,274        77,525
     Plan assets at fair value                     72,055        67,595
                                                ----------    ----------
     Projected benefit obligation in excess
      of plan assets                                3,219         9,930
     Unrecognized net asset                         2,253         2,629
     Unrecognized net gain (loss)                   8,641        (2,936)
     Unrecognized prior service cost               (2,029)       (1,698)
                                                ----------    ----------
     Accrued pension liability                  $  12,084     $   7,925
                                                ==========    ==========

     Assumed discount rate                          7.25%          6.75%
     Assumed rate of compensation increase           5.0%           5.0%
     Expected long term rate of return on assets     8.0%           8.0%


     Plan assets included equity securities, fixed income securities, and temporary investments. Calculations of benefit obligations as of December 31, 1996, have been estimated by an independent actuary and are subject to revision upon completion of a detailed actuarial study.

     In addition, some acquired subsidiaries have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Total contributions under these plans were $825,000 in 1996, $775,000 in 1995, and $775,000 in 1994.

     The Company also has a cash profit sharing plan based on operating income before taxes, as defined, covering employees of the Parent and certain subsidiaries. Profit sharing expense was $1,270,000 in 1996, $966,000 in 1995, and $1,128,000 in 1994.

     In addition to providing pension benefits, the Company extends certain health care and life insurance benefits ("other post-retirement benefits") to retired employees. Most of the Company's employees are eligible for these benefits if they retire while working for the Company. The Company's policy is to fund these benefits as claims and premiums are paid.

     Postretirement benefits expense is recorded in accordance with financial reporting standards which require that the present value of these benefits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):
                                           1996       1995       1994
                                         --------   --------   --------
     Service cost--benefits earned
      during the year                    $ 1,980    $ 1,505    $ 1,824
     Interest cost                         2,636      2,493      2,543
     Unrecognized prior service cost         (55)       ---        ---
     Amortization of net gain               (451)      (844)      (331)
                                         --------   --------   --------
     Postretirement benefits expense     $ 4,110    $ 3,154    $ 4,036
                                         ========   ========   ========

     The following table sets forth the liabilities for these benefits recognized in the Company's Consolidated Balance Sheets (in thousands of dollars):

                                                      December 31,
                                                -----------------------
                                                   1996         1995
                                                ---------     ---------
     Actuarial present value of benefit obligation:
      Retirees                                  $  11,711     $  12,980
      Fully eligible active plan participants       1,399         1,457
      Other active plan participants               21,653        23,178
                                                ---------     ---------
     Accumulated benefit obligation                34,763        37,615
      Unrecognized net gain                        17,150        11,224
      Unrecognized prior service cost                 567           622
                                                ---------     ---------
     Accrued other postretirement
       benefits liability                          52,480        49,461
      Less--current portion                         1,077         1,068
                                                ---------     ---------
     Long-term portion                          $  51,403     $  48,393
                                                =========     =========
     Assumed discount rate                          7.25%         6.75%
     Assumed rate of compensation increase           5.0%          5.0%

     Calculations of benefit obligations as of December 31, 1996, have been estimated by an independent actuary and are subject to revision upon completion of a detailed actuarial study. The December 31, 1996 accumulated benefit obligation was determined using an assumed health care cost trend rate of 5.5 percent in 1997, declining to 4.5 percent per year in the year 2001 and thereafter over the projected payout period of the benefits.

     The effect of a one-percent increase in the health care cost trend rate at December 31, 1996 would have resulted in a $5,837,000 increase in the accumulated benefit obligation and a $1,037,000 increase in the 1996 postretirement benefit expense.

(4)  INVESTMENTS AND INVESTMENT INCOME

     Cash and investments were as follows (in thousands of dollars):

                                                       December 31,
                                                -----------------------
                                                   1996         1995
                                                ---------     ---------
       Cash and cash equivalents                $  18,898     $  17,763
       Short-term investments                       9,306        11,123
       Marketable securities                      108,020        85,884
                                                ---------     ---------
       Total                                    $ 136,224     $ 114,770
                                                =========     =========

     Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed-income investments, maturing in one year or less. Marketable securities consist of fixed-income securities maturing in more than one year and equity securities.

     Investment income consisted of the following (in thousands of dollars):
                                           1996       1995       1994
                                         ---------  ---------  ---------
       Interest income                   $  4,929   $  4,906   $  3,629
       Dividend income                      1,541        969        827
       Net gain on sales of securities        542        672        341
       Interest expense                       (23)       (95)      (183)
                                         ---------  ---------  ---------
                                          $ 6,989    $ 6,452    $ 4,614
                                         =========  =========  =========

     Proceeds from the sales and maturities of securities were $75,250,000, $75,373,000, and $65,269,000 in 1996, 1995, and 1994,
     respectively. Gross realized gains and (losses) from these sales were $713,000 and $(171,000) in 1996, $867,000 and $(195,000) in
     1995, and $588,000 and $(247,000) in 1994.  The specific
     identification method is used in computing realized gains and losses.

     The Company's investment securities have been classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                             Gross     Gross
                                Amortized Unrealized Unrealized  Fair
      December 31, 1996            Cost      Gains     Losses    Value
                                 --------   -------   --------  --------
      Equity securities          $ 30,716   $   872   $  (113)  $ 31,475
      U.S. Government securities    6,403        28       (55)     6,376
      Municipal bonds              76,651     1,448       (76)    78,023
      Corporate debt                1,481       ---       (29)     1,452
                                 --------   -------   --------  --------
      Total                      $115,251   $ 2,348   $  (273)  $117,326
                                 ========   =======   ========  ========

      December 31, 1995
      Equity securities          $ 20,355   $   267   $   (50)  $ 20,572
      U.S. Government securities    9,632       101       (23)     9,710
      Municipal bonds              64,221     2,450       (46)    66,625
      Corporate debt                  100       ---        ---       100
                                 --------   -------   --------  --------
      Total                      $ 94,308   $ 2,818   $  (119)  $ 97,007
                                 ========   =======   ========  ========

     The differences between amortized cost and fair value result in unrealized gains or losses, which are reported, net of tax, as a separate component of Stockholders' Equity.

     Fair values of the Company's investment securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 1996 were as follows (in thousands of dollars):
                                                Amortized       Fair
                                                  Cost          Value
                                                ---------     ---------
     Within one year                            $   9,262     $   9,306
     One through five years                        33,917        34,189
     Five through ten years                        25,043        25,602
     Over ten years                                16,313        16,754
                                                ---------     ---------
     Total                                      $  84,535     $  85,851
                                                =========     =========

(5)  OTHER INCOME

     Other income was comprised of the following (in thousands of dollars):

                                           1996       1995      1994
                                         -------    --------   -------
     Gain on sales of publishing assets  $   58     $   981    $  503
     Gain on sale of land                   ---       2,408       ---
     Gain (loss) on disposals of other
      property and equipment                 24        (185)      (44)
     Other                                  ---          53       ---
                                         -------    --------   -------
     Total                               $   82     $ 3,257    $  459
                                         =======    ========   =======
(6)  GOODWILL

     Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amortization of $3,896,000 in 1996 and $3,583,000 in 1995.

     Goodwill acquired prior to November 1, 1970, in the amount of $634,000, is not being amortized because, in management's opinion, it has continuing value. Other goodwill is amortized on a straight-line basis, using forty years. Amortization expense was $313,000 for 1996, $313,000 for 1995, and $312,000 for 1994.

(7)  INCOME TAXES

     The total income tax expense (benefit) was allocated as follows (in thousands of dollars):

                                           1996       1995       1994
                                         --------   --------   --------
     Income Statement-Provision for
      Income Taxes                       $ 7,041    $ 5,487    $ 4,397
     Stockholders' Equity--Change in:
      Unrealized gain (loss) on
       marketable securities                (220)     1,873     (1,795)
      Foreign currency translation
       adjustment                            (27)        24        (34)
                                         --------   --------   --------
     Total                               $ 6,794    $ 7,384    $ 2,568
                                         ========   ========   ========

     The provision for income taxes consisted of the following (in thousands of dollars):
                                           1996       1995       1994
                                         --------   --------   --------
     Taxes currently payable:
      Federal                            $ 9,365    $ 7,933    $ 2,873
      State and local                      1,786      1,267        286
                                         --------   --------   --------
                                          11,151      9,200      3,159
                                         --------   --------   --------
     Deferred tax provision:
      Federal                             (3,364)    (3,007)       995
      State and local                       (746)      (706)       243
                                         --------   --------   --------
                                          (4,110)    (3,713)     1,238
                                         --------   --------   --------
     Total                               $ 7,041    $ 5,487    $ 4,397
                                         ========   ========   ========

     Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                            Percent of Pretax Income
                                           ---------------------------
                                           1996       1995       1994
                                           -----      -----      -----
     Federal statutory rate                35.0%      35.0%      35.0%
     Rate difference due to level of
      taxable income                         --         --       (0.8)
     State and local income taxes, net
      of Federal income tax benefit         3.1        2.1        2.2
     Goodwill amortization and other
      nondeductible expenses                1.5        1.8        1.8
     Tax exempt interest exclusion         (5.3)      (6.7)      (6.0)
     Dividends received exclusion          (1.7)      (1.3)      (1.2)
     Others, net                             --        0.3       (3.6)
                                           -----      -----      -----
     Total                                 32.6%      31.2%      27.4%
                                           =====      =====      =====

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):
                                                      December 31,
                                                ------------------------
                                                   1996          1995
                                                ----------    ----------
    Deferred tax assets:
     Other postretirement benefits              $  20,998     $  19,748
     Pension expense                                4,917         3,217
     Inventories                                    1,965         1,731
     Annual leave                                   1,822         1,846
     Others                                         2,314         2,083
                                                ----------    ----------
    Total deferred tax assets                      32,016        28,625
                                                ==========    ==========
    Deferred tax liabilities:
     Deferred selling expenses                     (9,401)       (9,985)
     Depreciation                                  (3,066)       (3,156)
     Others                                          (843)       (1,075)
                                                ----------    ----------
    Total deferred tax liabilities                (13,310)      (14,216)
                                                ----------    ----------
    Net deferred tax assets                     $  18,706     $  14,409
                                                ==========    ==========

     In the opinion of management, it is more likely than not that the deferred tax assets will be realized in future years, and no valuation allowance is necessary.

(8)  OTHER BALANCE SHEET INFORMATION

     Certain year-end balances consisted of the following (in thousands of dollars):
                                                   1996          1995
                                                ----------    ----------
    Receivables:
      Customers                                 $  40,150     $  39,407
      Others                                        6,619         5,392
      Allowance for doubtful accounts              (1,658)       (1,628)
                                                ----------    ----------
     Total                                      $  45,111     $  43,171
                                                ==========    ==========

                                                    1996          1995
                                                ----------    ----------
     Inventories:
      Materials and supplies                    $   3,213     $   4,055
      Work in process                                 466           274
      Finished goods                                1,718         1,939
                                                ----------    ----------
      Total                                     $   5,397     $   6,268
                                                ==========    ==========
     Inventories are valued at the lower of cost (principally average cost method) or market.

                                                   1996          1995
                                                ----------    ----------
     Property and Equipment (at cost):
      Land                                      $   4,250     $   4,250
      Buildings and improvements                   48,941        48,809
      Furniture, fixtures and equipment            60,273        59,190
      Accumulated depreciation                    (63,907)      (58,984)
                                                ----------    ----------
                                                $  49,557     $  53,265
                                                ==========    ==========

     The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements and 5 to 11 years for furniture, fixtures and equipment. Depreciation expense was $7,577,000 in 1996, $8,761,000 in 1995, and $8,604,000 in 1994.
     Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                                  1996           1995
                                                --------       --------
     Other assets:
      Amortizable assets--
       Customer lists                           $    607       $    749
       Film production costs                         850          1,245
       Lease commissions                             360            414
       Software                                    1,194            976
                                                --------       --------
                                                   3,011          3,384
       Notes and other receivables                   352            543
                                                --------       --------
     Total                                      $  3,363       $  3,927
                                                ========       ========

     Film production costs are amortized using the revenue forecast method. Other amortizable assets are expensed evenly over their respective estimated lives, ranging from 3 to 10 years.
     Amortization expense for these assets was $997,000 in 1996, $1,142,000 in 1995, and $940,000 in 1994.

     Accumulated amortization for customer lists was $617,000 in 1996 and $451,000 in 1995.

                                                   1996          1995
                                                ---------     ---------
     Payables and accrued liabilities:
      Accounts payable                          $  23,501     $  16,315
      Employee compensation and benefits           12,553        11,862
      Postretirement benefits                       1,077         1,068
      Income taxes                                    197           424
                                                ---------     ---------
     Total                                      $  37,328     $  29,669
                                                =========     =========

(9)  COMMITMENTS AND CONTINGENCIES

     The Company has non-cancelable operating leases for office space, data processing equipment, and vehicles. Total rent expense was $3,944,000 in 1996, $3,851,000 in 1995, and $3,699,000 in 1994.

     As of December 31, 1996, future minimum lease payments under non-cancelable operating leases were as follows: 1997 - $4,525,000; 1998 - $4,605,000; 1999 - $3,921,000; 2000 - $3,406,000; 2001 -
     $3,237,000; thereafter - $17,430,000.

     The Company has continuing service agreements with software authors and a multi-year editorial service agreement with a law firm. The Company's minimum financial commitment related to these agreements
     is $2,037,000 for the year 1997.   Future minimum amounts will be
     based on future activities.

     During 1996, the Company arranged a one-year, $1,500,000 unsecured line of credit. As of December 31, 1996, $500,000 of the line had been used to secure a letter of credit.

     The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

(10) STOCKHOLDERS' EQUITY

     Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 1996 and 1995, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000, respectively.

     The Company's commitment to employee ownership is supported by its policy to repurchase all Class B and Class C stock tendered by shareholders. As of December 31, 1996, Class B and Class C stock having a total market value of $9,298,000 are known or expected to be tendered during 1997.

     The Company, as a matter of policy, is also committed to repurchase any Class A stock tendered by shareholders to the Stock Purchase & Transfer Plan Trustee which the Trustee is unable to purchase with proceeds from the sale of Class A stock to employees.

     Treasury share transactions were as follows:

                                               Treasury Stock Shares
                                          ---------------------------------
                                           Class A     Class B     Class C
                                          ----------  ---------   ---------
     Balance, January 1, 1994             3,289,445          0     62,442

     Sale of Class A shares to employees   (260,936)        --         --
     Repurchase of shares                        --    148,992     13,006
     Conversion of Class A shares to
      Class B shares                         41,441    (41,441)        --
     Exchange of Class A shares for
      newly issued Class B shares             7,483         --         --
                                          ----------  ---------  ---------
     Balance, December 31, 1994           3,077,433    107,551     75,448
     Sale of Class A shares to employees   (271,896)        --         --
     Repurchase of shares                        --     56,793      9,245
     Conversion of Class A shares
      to Class B shares                     109,573   (109,573)        --
                                          ----------  ---------  ---------
     Balance, December 31, 1995           2,915,110     54,771     84,693
     Sale of Class A shares to employees   (204,932)        --         --
     Repurchase of shares                    29,490    177,780      6,964
     Conversion of Class A shares
      to Class B shares                     148,092   (148,092)        --
                                          ----------  ---------  ---------
     Balance, December 31, 1996           2,887,760     84,459     91,657
                                          ==========  =========  =========

     Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 8,859,586 in 1996, 8,759,516 in 1995, and 8,599,118 in 1994.

     Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reflected, net of taxes, directly in Stockholders' Equity in the accompanying Consolidated Balance Sheets.

          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                         (In Thousands of Dollars)


-----------------------------------------------------------------------------
         Column A           Column B       Column C      Column D   Column E
-----------------------------------------------------------------------------
                                          Additions
                                      ------------------
                                         (1)      (2)
                                      ------------------
                              Balance  Charged  Charged             Balance
                                at     to Costs to Other    Deduc-    at
                            Beginning    and    Accounts--  tions--  End of
         Description        of Period  Expenses Describe   Describe  Period
-----------------------------------------------------------------------------
VALUATION ACCOUNTS DEDUCTED
  FROM ASSETS TO WHICH THEY APPLY:
----------------------------------
Allowance for Doubtful Accounts Receivable:
 Year ended December 31, 1996  $1,628    $742    $92 (a)   $804 (b)   $1,658
 Year ended December 31, 1995   1,446     860     62 (a)    740 (b)    1,628
 Year ended December 31, 1994   1,376     825    (80)(a)    675 (b)    1,446

Allowance for Note Receivable:
 Year ended December 31, 1996      --      --     --         --           --
 Year ended December 31, 1995      --      --     --         --           --
 Year ended December 31, 1994     493      --     --        493 (c)       --



Notes:
------
    a
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.
    b
(b)  Net accounts written off.
    c
(c)  Change in estimate.

                                 PART II
                                 -------

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1996 or through the date of this Form 10-K.


                                PART III
                                --------

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 1996. Such information is incorporated herein by reference.


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

(a)(1)    Financial Statements:                                          Page
          ---------------------                                          ----
            Report of Independent Auditors                                 22

            Consolidated Balance Sheets as of December 31, 1996
              and 1995.                                                    24

            Consolidated Statements of Income, Consolidated
              Statements of Cash Flows, and Consolidated
              Statements of Changes in Stockholders' Equity
              for each of the years ended December 31, 1996,
              1995, and 1994                                        23, 25-27

            Notes to Consolidated Financial Statements                  28-39




   (2)      Financial Statement Schedule:
            ----------------------------
            Report of Independent Auditors as to the
              financial statement schedule                                 22

      VIII  Valuation and Qualifying Accounts and Reserves                 40



            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)      Exhibits:
            --------

       3.1  Certificate of Incorporation, as amended****

       3.2  By laws, as amended**

      11 Statement re: Computation of Per Share Earnings is contained in the 1996 Consolidated Financial Statements in the Notes to Consolidated Financial Statements,
            Note 10, "Stockholders' Equity," at page 39 of this Form 10-K.

      22    Subsidiaries of the Registrant.*

      28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 19, 1997***

      28.2 Annual Report on Form 11-K related to the Company's Deferred Stock Purchase Plan for the fiscal year ended December 31, 1996.*

      *     Filed herewith.

      ** Incorporated by reference to the Company's 1988 Form 10-K, Commission File Number 2-28286, filed on March 30, 1989.
            The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

      *** Incorporated by reference to the Company's Definitive Proxy previously filed with the Securities and Exchange Commission.

      **** Incorporated by reference to the Company's 1993 Form 10-K, Commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

            Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)         Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     THE BUREAU OF NATIONAL AFFAIRS, INC.


                  By: s\ Paul N. Wojcik
                      ---------------------------------
                      Paul N. Wojcik, President

                  Date: March 6, 1997
                        -------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


By: s\ Paul N. Wojcik                     By: s\ George J. Korphage
       ---------------------                  ---------------------
       Paul N. Wojcik,                        George J. Korphage,
       President and Chief Executive Officer  Vice President and Chief
       Director                               Financial Officer
                                              (Chief Accounting Officer)
                                              Director

Date: March 6, 1997                       Date: March 6, 1997
      ---------------                           ---------------


By: s\ William A. Beltz          3/6/97   By: s\ John V. Schappi         3/6/97
    --------------------------   ------       ------------------------   ------
    William A. Beltz             Date         John V. Schappi            Date
    Chairman of the Board of                  Director
     Directors

By: s\ Jacqueline M. Blanchard   3/6/97   By: s\ Frederick A. Schenck    3/6/97
    --------------------------   ------       ------------------------   ------
    Jacqueline M. Blanchard      Date         Frederick A. Schenck       Date
    Director                                  Director


By: s\ Sandra C. Degler          3/6/97   By: s\ Mary P. Swords          3/6/97
    --------------------------   ------       ------------------------   ------
    Sandra C. Degler             Date         Mary P. Swords             Date
    Director                                  Director


By: s\ Kathleeen D. Gill         3/6/97   By: s\ Daniel W. Toohey        3/6/97
    --------------------------   ------       ------------------------   ------
    Kathleen D. Gill             Date         Daniel W. Toohey           Date
    Director                                  Director


By: s\ John E. Jenc              3/6/97   By: s\ Loene Trubkin           3/6/97
    --------------------------   ------       ------------------------   ------
    John E. Jenc                 Date         Loene Trubkin              Date
    Director                                  Director


By: s\ Eileen Z. Joseph          3/6/97   By: s\ Robert L. Velte         3/6/97
    --------------------------   ------       ------------------------   ------
    Eileen Z. Joseph             Date         Robert L. Velte            Date
    Director                                  Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                        Sequential Page
Number                     Description                              Number
-------          --------------------------------------        ---------------

 3.1              Certificate of Incorporation, as amended               ***

 3.2              By laws, as amended                                      *

11                Statement re:  Computation of Per Share Earnings
                    is contained in the 1996 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 10, "Stockholders' Equity,"

22                Subsidiaries of the Registrant                          46

28.1              Proxy Statement for the Annual Meeting of
                    Stockholders to be held on April 19, 1997             **

28.2              Annual Report on Form 11-K related to the               47
                    Company's Deferred Stock Purchase Plan for the fiscal year ended December 31, 1996

                *  Incorporated by reference to the Company's
                   1988 Form 10-K, Commission File Number 2-28286, filed on March 30, 1989. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

               ** Previously filed with the Securities and Exchange Commission.

              ***  Incorporated by reference to the Company's
                   Form 10K, commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                                                                   EXHIBIT 22
                                                                   ----------


                          SUBSIDIARIES OF REGISTRANT


                                 STATE OF
                               INCORPORATION         RELATIONSHIP
                               -------------    ------------------------

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

Pike & Fischer, Inc.             Delaware       100% owned by Registrant

Tax Management Inc. (a)          Delaware       100% owned by Registrant

BNA Holdings Inc.                Delaware       100% owned by Registrant




(a) Tax Management Inc. owns 100% of TM Holding Company Inc., a Delaware corporation.

                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 11-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended  December 31, 1996
------------------------------------------------------------------------
                                   OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________to_____________________

Commission file number  2-28286, as exhibit 28.2
                        ------------------------------------------------



A. Full title of the plan and the address of the plan, if different from that of the issuer named below:
      THE BNA DEFERRED STOCK PURCHASE PLAN

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

            The Bureau of National Affairs, Inc.
            1231 25th Street, N. W.
            Washington, D. C.  20037

      Index to form 11-K:                                              Page
                                                                       ----
            Financial Statements -
                Report of Independent Auditors                           50
                Statements of Net Assets Available for Benefits
                  December 31, 1996 and 1995                             51
                Statements of Changes in Net Assets Available for
                  Benefits - Years Ended December 31, 1996, 1995,
                  and 1994                                               52
                Notes to Financial Statements - December 31, 1996,
                  1995, and 1994                                      53-55
                Financial Statement Schedules                         56-57

                                      SIGNATURE
                                      ---------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Deferred Stock Purchase Plan Administrative Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

            THE BNA DEFERRED STOCK PURCHASE PLAN


            Date  March 6, 1997
                  ------------------

            By    s\ John E. Jenc
                  ------------------
                  John E. Jenc
                  Chairman of the Administrative Committee of The BNA Deferred Stock Purchase Plan

                 THE BNA DEFERRED STOCK PURCHASE PLAN

                         Financial Statements

                      December 31, 1996 and 1995

              (With Independent Auditors' Report Thereon)

                     Independent Auditors' Report



        The Administrative Committee of
        The BNA Deferred Stock Purchase Plan:

        We have audited the accompanying statements of net assets available for benefits of The BNA Deferred Stock Purchase Plan (the Plan) as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

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


                                               s\ KPMG Peat Marwick LLP
                                               ------------------------
                                                  KPMG Peat Marwick LLP


        March 12, 1997

                 THE BNA DEFERRED STOCK PURCHASE PLAN

            STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                      DECEMBER 31, 1996 AND 1995


                                           1996               1995
                                       -------------     -------------
Investments, at fair value (Note 2)
   (Cost of $ 23,251,129 in 1996 and
   $20,165,114 in 1995)                $  35,843,148     $  30,969,675
Cash                                         244,079           154,132
                                       -------------     -------------
Net assets available for benefits      $  36,087,227     $  31,123,807
                                       =============     =============



             See accompanying notes to financial statements.

                 THE BNA DEFERRED STOCK PURCHASE PLAN

      STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                            1996        1995        1994
                                         ----------- ----------- -----------
Additions to net assets attributed to:
Investment income
  Dividends (Note 1)                     $ 1,300,662 $ 1,130,027 $   978,785
  Interest                                     6,809       4,942       2,804
  Unrealized appreciation of
   investments (Note 2)                    2,922,045   3,281,122   1,615,176
                                         ----------- ----------- -----------
                                           4,229,516   4,416,091   2,596,765
  Contributions by participants (Note 1)   3,645,888   3,239,757   2,583,564
                                         ----------- ----------- -----------
  Total additions                          7,875,404   7,655,848   5,180,329

Deductions from net assets attributed to:
Distributions to participants (Note 1)     2,911,627   1,927,127   1,457,723
Administrative costs (Note 3)                    357         393         302
                                         ----------- ----------- -----------
Total deductions                           2,911,984   1,927,520   1,458,025
                                         ----------- ----------- -----------
Net increase                               4,963,420   5,728,328   3,722,304

Net assets available for benefits:
   Beginning of year                      31,123,807  25,395,479  21,673,175
                                         ----------- ----------- -----------
   End of year                           $36,087,227 $31,123,807 $25,395,479
                                         =========== =========== ===========


              See accompanying notes to financial statements.


                 THE BNA DEFERRED STOCK PURCHASE PLAN

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



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

        The Trust maintains separate accounts for each participant in the Plan. These accounts are credited with the participants' salary reduction contributions and dividend income. These cash balances are used to purchase shares of Company Class A Common Stock, which are credited to the accounts of the individual participants. Share and cash balances in the participants' accounts are fully vested. Distributions of participants' equity can be made in the event of retirement, death, qualifying hardships, or other severance of service. If upon terminating employment, a participant's account value exceeds $3,500, the participant may opt to delay distribution until reaching age 59 1/2.

        The Company's Class A Common Stock, which is voting, may only be purchased by employees. Former employees and, in some cases, their beneficiaries may hold Class A Common Stock for up to three years. The Company's Class B Common Stock is issued to employees in exchange for Class A Common Stock upon their retirement. The Company's Class C Common Stock is issued in exchange for Class A Common Stock to employees of any subsidiary, upon disposition of the subsidiary. The Trust may redeem or exchange Class A Common Stock for cash, Class B, or Class C Common Stock, if necessary to comply with the above ownership restrictions. Proceeds from such exchanges are held for the Plan participants in their accounts. Dividends received from Class B and Class C Common Stock are not reinvested in Company stock, but earn interest in a money market account.

        An administrative committee appointed by the Company's Board of Directors acts as administrator of the Plan. An officer of the Company serves as the Trustee.


                                                                (Continued)

(2)     INVESTMENTS

        At December 31, 1996, the Trust held 1,240,077 shares of the Company's Class A Common Stock and 87,447 shares of the Company's Class B Common Stock, each valued at $27.00 per share, for 1,206 plan participants. At December 31, 1995, the Trust held 1,185,198 shares of the Company's Class A Common Stock and 66,102 shares of the Company's Class B Common Stock, each valued at $24.75 per share, for 1,133 plan participants.

        The fair value of the stock is set solely by the Company's Board of Directors semiannually for the Stock Purchase and Transfer Plan (SPTP). The SPTP is the primary market for sale and purchase of the Company's Class A Stock. The Plan values its investments in the Company's stock at the then most current price fixed for the SPTP market.

        The following information summarizes the Plan's investment and distribution transactions during 1995 and 1996 involving the Company's Common Stock.

                                          Number               Fair
                                         of Shares             Value
                                         ----------        -------------
        Balance, January 1, 1995         1,148,672         $ 25,270,784

        Acquired                           180,079            4,278,988

        Distributed to participants        (77,451)          (1,861,219)

        Appreciation during the year in
        the market value of shares of
        Company stock held at year end          --            3,281,122
                                         ----------         ------------
        Balance, December 31, 1995       1,251,300           30,969,675

        Acquired                           185,635            4,828,694

        Distributed to participants       (109,411)          (2,877,266)

        Appreciation during the year in
        the market value of shares of
        Company stock held at year end          --            2,922,045
                                         ----------        -------------
        Balance, December 31, 1996       1,327,524         $ 35,843,148
                                         ==========        =============

        The Company's Board of Directors have fixed the fair value of the stock at $28.50 per share, effective March 24, 1997.

(3)     ADMINISTRATIVE COSTS

        The Company pays most of the administrative costs of the Plan. Such costs are not reflected in the accompanying financial statements.

                                                            (Continued)

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

                                                                   Schedule 1
                                                                   ----------

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                 THE BNA DEFERRED STOCK PURCHASE PLAN

                       INVESTMENTS AT FAIR VALUE
                           DECEMBER 31, 1996


                                                 Fair
         Description                             Value          Cost
---------------------------------------      ------------   ------------
1,327,524 shares Bureau of National
  Affairs, Inc. Common Stock                 $ 35,843,148   $ 23,251,129

                                                                   Schedule 2
                                                                   ----------

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                 THE BNA DEFERRED STOCK PURCHASE PLAN

                  SCHEDULE OF REPORTABLE TRANSACTIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1996


                                    Number of     Purchase
Number                              Purchases     Price or
of Shares       Description          or Sales     Proceeds      Gain
---------   ---------------------   ---------  ------------  -----------
185,635     Purchases:
              Bureau of National
              Affairs, Inc.
              Common Stock              81      $ 4,828,694          --


109,411     Sales:
              Bureau of National
              Affairs, Inc.
              Common Stock             139      $ 2,877,266  $ 1,134,586




  Note: The items listed above represent transactions or a series of transactions which are in excess of 5% of the market value of Plan assets at January 1, 1996, ($1,556,190) and are reportable under Section 2520.103.6 of Chapter XXV of the Department of Labor Employee Retirement Income Security Act annual reporting requirements.
