Form 10-Q
period 1997-03-22
BUREAU OF NATIONAL AFFAIRS INC
filed 1997-05-05
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

                                (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  March 22, 1997
                      ------------------------------------------------
                                  or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ___________________


Commission File Number:  2-28286
                         ----------------------------------------------
  The Bureau of National Affairs, Inc.
-----------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Delaware                           53-0040540
--------------------------------         ------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification Number)

  1231 25th St., N.W. Washington, D.C.            20037
-----------------------------------------------------------------------
 (Address of principal executive offices)       (Zip Code)


 (202) 452-4200
-----------------------------------------------------------------------
 (Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
the filing requirements for the past 90 days.    Yes ___X___   No______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 22, 1997 was 3,570,415 Class A common shares, 4,837,315 Class B common shares, and 412,996 Class Common shares.

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
        FOR THE 12-WEEKS ENDED MARCH 22, 1997 and MARCH 23, 1996
                             (Unaudited)
                      (In Thousands of Dollars)

                                                   12 Weeks Ended
                                           -------------------------------
                                           March 22, 1997   March 23, 1996
                                           --------------   --------------
OPERATING REVENUES                           $   52,236       $   51,014

OPERATING EXPENSES:
   Editorial, production and distribution        29,974           29,237
   Selling                                       10,967           11,049
   General and administrative                     7,395            7,855
   Profit sharing                                   408              260
                                             -----------      -----------
                                                 48,744           48,401
                                             -----------      -----------
       Operating Profit                           3,492            2,613

NON-OPERATING INCOME (EXPENSE):
   Investment Income                              1,598            1,600
   Other Income (Expense), Net                      421                3
                                             -----------      -----------
TOTAL NON-OPERATING INCOME                        2,019            1,603
                                             -----------      -----------
INCOME BEFORE INCOME TAXES                        5,511            4,216
PROVISION FOR INCOME TAXES                        1,802            1,351
                                             -----------      -----------
NET INCOME                                   $    3,709       $    2,865
                                             ===========      ===========
EARNINGS PER SHARE                           $      .42       $      .32
                                             ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING           8,844,940        8,874,920
                                             ===========      ===========

                   THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 22, 1997 AND DECEMBER 31, 1996
                              (Unaudited)
                        (In Thousands of Dollars)


                                                 March 22,       December 31,
              ASSETS                               1997             1996
-----------------------------------------       -----------      -----------
CURRENT ASSETS:
    Cash and cash equivalents                   $   21,371       $   18,898
    Short-term investments, at fair value           16,491            9,306
    Accounts receivable (net of
     allowance for doubtful accounts
     of $1,897 in 1997 and $1,658 in 1996)          36,528           45,111
    Inventories, at lower of average
       cost or market                                5,204            5,397
    Prepaid expenses                                 5,138            4,240
    Deferred selling expenses                       23,291           23,841
                                                -----------      -----------
         Total current assets                      108,023          106,793
                                                -----------      -----------
MARKETABLE SECURITIES                              107,479          108,020
                                                -----------      -----------
PROPERTY AND EQUIPMENT - at cost:
    Land                                             4,250            4,250
    Building and improvements                       48,952           48,941
    Furniture, fixtures and equipment               60,992           60,273
                                                -----------      -----------
                                                   114,194          113,464
    Less-Accumulated depreciation                   65,702           63,907
                                                -----------      -----------
         Net property and equipment                 48,492           49,557
                                                -----------      -----------
DEFERRED INCOME TAXES                               23,274           22,341
                                                -----------      -----------
GOODWILL                                             9,164            9,237
                                                -----------      -----------
OTHER ASSETS                                         3,132            3,363
                                                -----------      -----------
         Total assets                           $  299,564       $  299,311
                                                ===========      ===========

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 22, 1997 AND DECEMBER 31, 1996
                             (Unaudited)
                        (In Thousands of Dollars)


                                                 March 22,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1997            1996
------------------------------------            -----------      -----------
CURRENT LIABILITIES:
    Accounts payable                            $   20,081       $   23,501
    Employee compensation and benefits payable      12,560           13,630
    Income taxes payable                             2,583              197
    Deferred income taxes                            3,411            3,635
    Deferred subscription revenue                  118,294          119,821
    Dividends payable                                4,851              --
                                                -----------      -----------
         Total current liabilities                 161,780          160,784

POSTRETIREMENT BENEFITS, less current portion       65,050           63,487

OTHER LIABILITIES                                    2,974            2,915
                                                -----------      -----------
         Total liabilities                         229,804          227,186
                                                -----------      -----------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
        shares; issued 6,478,864 shares              6,479            6,479
      Class B - Nonvoting; authorized
        5,300,000 shares; issued 4,926,973 shares    4,927            4,927
      Class C - Nonvoting; authorized
        1,000,000 shares; issued 506,336 shares        506              506
    Additional paid-in capital                      32,549           31,772
    Retained earnings                               49,227           50,369
    Treasury stock at cost - 3,091,447 shares
      in 1997 and 3,063,876 in 1996                (24,696)         (23,178)
    Net unrealized gain on marketable securities       834            1,348
    Foreign currency translation adjustment            (66)             (98)
                                                -----------      -----------
      Total stockholders' equity                    69,760           72,125
                                                -----------      -----------
      Total liabilities and stockholders'       $  299,564       $  299,311
                                                ===========      ===========

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE 12-WEEKS ENDED MARCH 22, 1997 and MARCH 23, 1996
                                (Unaudited)
                          (In Thousands of Dollars)


                                                       12 Weeks Ended
                                                  -------------------------
                                                   March 22,     March 23,
                                                     1997          1996
                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $    3,709    $    2,865
  Items with different cash requirements
   than reflected in net income--
     Deferred subscription revenue                    (1,195)       (2,539)
     Depreciation and amortization                     2,104         2,344
     Accrued postretirement benefits expense           2,640         1,820
     Provision for deferred income taxes                (896)         (410)
     Deferred selling expenses                           418           252
     (Gain) on sales of securities                      (215)         (189)
     (Gain) on sales of businesses and publications     (420)          --
     Others                                              340          (227)
  Changes in operating assets and liabilities--
     Accounts receivable                               8,429        11,401
     Accounts payable and accrued liabilities         (3,096)       (3,371)
     Inventory                                           189           713
     Other assets and liabilities--net                  (169)          124
                                                   ----------    ----------
Net cash provided from operating activities           11,838        12,783
                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures--
     Purchase of equipment and furnishings            (2,300)       (1,367)
     Building improvements                               (11)          (31)
     Proceeds from sales of businesses and publications  160           --
     Proceeds from sales of property                       6             6
                                                   ----------     ---------
Net cash (used for) capital expenditures              (2,145)       (1,392)
                                                   ----------     ---------
Investment portfolio--
     Proceeds from sales and maturities                7,440        26,222
     Purchases                                       (13,919)      (29,855)
                                                   ----------     ---------
Net cash (used for) investment portfolio              (6,479)       (3,633)
                                                   ----------     ---------
Net cash (used in) investing activities               (8,624)       (5,025)
                                                   ----------     ---------

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE 12-WEEKS ENDED MARCH 22, 1997 and MARCH 23, 1996
                              (Unaudited)
                       (In Thousands of Dollars)

                                                      12 Weeks Ended
                                                  -------------------------
                                                   March 22,     March 23,
                                                      1997          1996
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of capital stock to employees           $    1,035    $    1,481
     Purchase of treasury stock                       (1,776)         (105)
                                                  -----------   -----------
Net cash provided from (used in) financing activities   (741)        1,376
                                                  -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS              2,473         9,134

CASH AND CASH EQUIVALENTS, beginning of period        18,898        17,763
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   21,371    $   26,897
                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                $        7    $        1
     Income taxes paid                                   230           715


                 THE BUREAU OF NATIONAL AFFAIRS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 22, 1997
                              (Unaudited)

NOTE 1:   General
-------   -------
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

     Notes contained in the 1996 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1996 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:   Inventories
-------   -----------

     Inventories consisted of the following (in thousands):

                                    March 22, 1997     December 31, 1996
                                    --------------     -----------------
     Materials and supplies          $   3,057            $   3,213
     Work in process                       487                  466
     Finished goods                      1,660                1,718
                                     ----------           ----------
                                     $   5,204            $   5,397
                                     ==========           ==========
NOTE 3:   Stockholders' Equity
-------   --------------------

     Treasury stock as of March 22, 1997 and December 31, 1996, respectively, consisted of: Class A, 2,908,449 and 2,887,760 shares; Class B, 89,658 and 84,459 shares; and Class C, 93,340 and 91,657 shares.

NOTE 4:   Earnings per Share
-------   ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128,"Earnings per Share." The statement, which further defines the method in which earnings per share are computed, will not change the Company's computation of earnings per share.

                                PART I
                                ------

Item 2.       Management's Discussion and Analysis of Results of
-------       --------------------------------------------------
              Operations and Financial Position
              ---------------------------------

     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 1996 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 1996 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

RESULTS OF OPERATIONS
-----------------------
Twelve weeks 1997 compared to twelve weeks 1996
-----------------------------------------------

     Revenues of $52.2 million in the twelve weeks ended March 22,1997 were up 2.4 percent from revenues recorded for the first twelve weeks of 1996. First quarter operating expenses were up only 0.7 percent, non-operating income increased 26 percent, and net income increased 29.5 percent.

     Revenues and operating expenses of the service businesses (subscription-based products and online products) were both reported to be down 1.1 percent. However, comparisons with the prior year's quarter were affected by the fiscal calendar, which had two fewer days in 1997 than in 1996. Subscription-based revenues, salaries, and some publishing expenses were less due to the shorter quarter. The short-quarter effect on year-to-year comparability will diminish as the year progresses, and will reverse in the fourth quarter.

     Service revenues amounted to 85.9 percent of total revenue. Revenues for CD-ROM and other electronic media products continued to grow, while print product revenues -- although still the dominant service revenue source -- declined. Operating expenses of the service businesses were also down due to lower equipment depreciation, office rentals, and payroll overheads. Selling expenses were essentially unchanged, reflecting flat new sales.

     Revenues from non-service businesses rose 30.2 percent, with large increases in the sales of books, software, and The McArdle Printing Co., Inc.'s printing sales to outside customers. The Company's Book division, in particular, had an outstanding quarter. Non-service business operating expenses increased 15.4 percent, reflecting costs associated with the increased revenues. Collectively, these businesses contributed $1.1 million to BNA's first quarter operating profit, up from $248,000 in 1996. Most of this improvement came from the Books division and the Company's multimedia training subsidiary, BNA Communications.

     Non-operating income included a $420,000 gain on the sale of a publication. Investment income was essentially unchanged, at $1.6 million.

     Earnings per share for the first twelve weeks of 1997 were $.42 per share compared to $.32 per share for 1996.

     First quarter net income growth of nearly 30 percent is not indicative of expected full-year results. Net income is expected to increase, but not at that rate.

FINANCIAL POSITION
------------------

     Cash provided from operating activities was $11.8 million in the first twelve weeks of 1997, compared to $12.8 million for the first twelve weeks of 1996. Operating expenditures increased 0.4 percent from 1996 and customer receipts decreased 1.3 percent, primarily due to fewer days.

     Cash used in investing activities netted to $8.6 million, reflecting a $6.5 million increase in the Company's investment portfolio and net capital expenditures of $2.1 million.

     The Company spent $741,000 more to repurchase capital stock than it received from sales of Class A capital stock to employees.

     With over $145 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                               PART II
                               -------
Item 1            Legal Proceedings
------            -----------------

                  There were no material legal proceedings during the first twelve weeks of 1997

Item 2            Change in Securities
------            --------------------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
------            -------------------------------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities Holders
------            -----------------------------------------------------
                  The annual meeting for stockholders' was held
                  April 19, 1997. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

                  Results of the election of directors are included in the attached letter to stockholders dated April 23, 1997.

Item 5            Other Information
------            -----------------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
------            ---------------------------------
                  No reports were filed on Form 8-K during the quarter ended March 22, 1997.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ------------------------------------
                  Registrant




May 2, 1997       s/ Paul N. Wojcik
------------      -----------------------
Date              Paul N. Wojcik
                  President and Chief Executive Officer




May 2, 1997       s/ George J. Korphage
------------      ------------------------
Date              George J. Korphage
                  Vice President and Chief Financial Officer

                                            April 23, 1997

Dear BNA Stockholder:

     At the annual meeting of the stockholders held April 19, 1997, the following individuals were elected as members of the Corporation's Board of Directors for the ensuing year: William A. Beltz, Jacqueline M. Blanchard, Christopher R. Curtis, Sandra C. Degler, Kathleen D. Gill, Jack Jenc, Eileen Z. Joseph, George J. Korphage, Gregory C. McCaffery, Frederick A. Schenck, Pat Swords, Daniel W. Toohey, Loene Trubkin, Robert L. Velte, and Paul N. Wojcik.

     The following Table provides pertinent statistical data on the election for directors. As of the record date of March 22, 1997, there were 3,570,415 shares of Class A common stock outstanding. The total number of shares voted was 2,969,987.

                      Stockholder Candidates
                      ----------------------

           Name                    Shares Voted For
     --------------               -----------------
     Paul N. Wojcik                1,909,527
     Sandra C. Degler              1,813,105
     George J. Korphage            1,803,877
     William A. Beltz              1,758,827
     Pat Swords                    1,500,426
     Kathleen D. Gill              1,477,675
     Jacqueline M. Blanchard       1,405,956
     Jack Jenc                     1,396,718
     Robert L. Velte               1,186,108
     Christopher R. Curtis         1,184,739
     Gregory C. McCaffery          1,149,352
     Eileen Z. Joseph              1,141,750
     Cynthia J. Bolbach            1,137,498
     G. Christopher Cosby          1,083,064
     Jane F. Sanchez                 933,561
     Cary M. Greenberg               792,624
     Jack Boylan                     775,450
     Kenneth May                     739,428

           Nonstockholder Candidates
           -------------------------
     Loene Trubkin                 1,520,265
     Frederick A. Schenck          1,336,730
     Daniel W. Toohey              1,321,130

     As is his custom at each annual meeting of stockholders, Mr. William A. Beltz, Chairman of the Board of the Corporation, reported on acquisition inquiries from other corporations. Mr. Beltz reported that the Corporation received two inquiries regarding the availability of the Corporation for sale. One was from a broker representing an unidentified principal, and one was from the ZS Fund, which is a diversified company headquartered in New York. In both cases, he was instructed by the Board of Directors to respond that the Corporation is wholly owned by its employees and not for sale. In addition, Mr. Beltz received an inquiry from Haights Cross Communications expressing an interest in acquiring Tax Management Inc. Mr. Beltz replied that the subsidiary was not for sale.

     At the meeting of the Board of Directors held immediately after the stockholders meeting, the following were elected to the offices named:
William A. Beltz, Chairman of the Board; Paul N. Wojcik, President and Chief Executive Officer; Sandra C. Degler, Vice Chairman of the Board; Jacqueline M. Blanchard, Vice President for Human Resources; John P. Boylan, Jr., Vice President for Operations; Eunice L. Bumgardner, Vice President and General Counsel; Kathleen D. Gill, Vice President and Editor in Chief; George J. Korphage, Vice President for Accounting and Finance and Chief Financial Officer; Pat Swords, Vice President and Direcotr of Sales and Marketing; Robert L. Velte, Vice President for Strategic Development; Cynthia J. Bolbach, Corporate Secretary; David A. Froemming, Assistant Corporate Secretary; Jack Jenc, Treasurer; and Gilbert S. Lavine, Assistant Treasurer.

     The following directors were elceted to serve on standing committees of the Board of Directors for the ensuing term of the Board, as indicated:

     AUDIT COMMITTEE. Loene Trubkin, Chair, Frederick A. Schenck, and Daniel W. Toohey.

     BUDGET COMMITTEE. George J. Korphage, Chair, William A. Beltz, Sandra C. Degler, Eileen Z. Joseph, and Robert L. Velte.

     CORPORATE INVESTMENT COMMITTEE.  George J. Korphage, Chair, William
     A. Beltz, Sandra C. Degler, Jack Jenc (ex officio), and Paul N. Wojcik.

     EXECUTIVE COMPENSATION COMMITTEE. Frederick A. Schenck, Chair, Daniel W. Toohey, and Loene Trubkin.

     EXECUTIVE COMMITTEE. William A. Beltz, Chair, Sandra C. Degler, Kathleen D. Gill, George J. Korphage, and Paul N. Wojcik.

     RETIREMENT PLAN INVESTMENT COMMITTEE. George J. Korphage, Chair, William A. Beltz, Sandra C. Degler, Jack Jenc (ex officio), and Paul N. Wojcik.

     RETIREMENT PLAN ADMINISTRATIVE COMMITTEE. Diane L. Harris, Chair, Paul A. Blakely, George C. Cosby, Anthony A. Harris, Bernard H. Mower, and David A. Sayre.

     DEFERRED STOCK PURCHASE PLAN ADMINISTRATIVE COMMITTEE. John E. Chair, Jacqueline M. Blanchard, and Kathleen D. Gill.

     COMMITTEE ON MANAGEMETN DEVELOPMENT AND SUCCESSION. Daniel W. Toohey, Chair, William A. Beltz, Jacqueline M. Blanchard,
     Frederick A. Schenck, Daniel W. Toohey, and Loene Trubkin.

     The Board also adopted the following resolution reaffirming the commitment to employee ownership:

          RESOLVED, That the Board of Direcotrs fully endorses and reaffirms the first corporate objective, which is "[t]o continue ownership by employees only and to encourage the widest possible participation because our experience demonstrates the success of employee ownership in encouraging excellent team performance, in providing a fair distribution of rewards for that performance, and in supplying a brake on unhealthy forms of growth," and

          FURTHER RESOLVED, That the Chairman of the Board and/or the President of the Corporation is hereby directed to refer all inquiries concerning the availability of the Corporation for acquisition to the full Board of Direcotrs for appropriate consideration and response in light of that corporate objective.

     Finally, any stockholder proposal intended to be presented at the 1998 annual meeting of stockholders, and to be included in BNA's proxy statement relating to that meeting, must be received by the Corporate Secretary on or before November 26, 1997.

                                                Cordially,

                                                s\  Cynthia J. Bolbach
                                                ----------------------
                                                Cynthia J. Bolbach