Form 10-Q
period 1997-06-14
BUREAU OF NATIONAL AFFAIRS INC
filed 1997-07-22
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                               (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended  June 14, 1997
                      -------------------------------------------------
                                  or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________


Commission File Number:  2-28286
                         ----------------------------------------------
           The Bureau of National Affairs, Inc.
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                           53-0040540
--------------------------------      ---------------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 14, 1997 was 3,505,211 Class A common shares, 4,898,135 Class B common shares, and 406,149 Class C Common shares.

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 24-WEEKS ENDED JUNE 14, 1997 and JUNE 15, 1996
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                      24 Weeks Ended
                                             -------------------------------
                                             June 14, 1997     June 15, 1996
                                             -------------     -------------
OPERATING REVENUES                           $    106,612      $    103,369
                                             -------------     -------------
OPERATING EXPENSES:
   Editorial, production and distribution          60,648            59,480
   Selling                                         22,630            23,065
   General and administrative                      15,312            16,240
   Profit sharing                                     752               307
                                             -------------     -------------
                                                   99,342            99,092
                                             -------------     -------------
       Operating Profit                             7,270             4,277
                                             -------------     -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                3,744             3,005
   Other Income (Expense), Net                        417                 6
                                             -------------     -------------
TOTAL NON-OPERATING INCOME                          4,161             3,011
                                             -------------     -------------
INCOME BEFORE INCOME TAXES                         11,431             7,288
PROVISION FOR INCOME TAXES                          3,662             2,247
                                             -------------     -------------
NET INCOME                                   $      7,769      $      5,041
                                             =============     =============
EARNINGS PER SHARE                           $        .88      $        .57
                                             =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING             8,832,360         8,865,142
                                             =============     =============

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE 12-WEEKS ENDED JUNE 14, 1997 and JUNE 15, 1996
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                     12 Weeks Ended
                                             -------------------------------
                                             June 14, 1997     June 15, 1996
                                             -------------     -------------
OPERATING REVENUES                           $     54,376      $     52,355
                                             -------------     -------------
OPERATING EXPENSES:
   Editorial, production and distribution          30,674            30,243
   Selling                                         11,663            12,016
   General and administrative                       7,917             8,385
   Profit sharing                                     344                47
                                             -------------     -------------
                                                   50,598            50,691
                                             -------------     -------------
       Operating Profit                             3,778             1,664
                                             -------------     -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                                2,146             1,405
   Other Income (Expense), Net                         (4)                3
                                             -------------     -------------
TOTAL NON-OPERATING INCOME                          2,142             1,408
                                             -------------     -------------
INCOME BEFORE INCOME TAXES                          5,920             3,072
PROVISION FOR INCOME TAXES                          1,860               896
                                             -------------     -------------
NET INCOME                                   $      4,060      $      2,176
                                             =============     =============
EARNINGS PER SHARE                           $        .46      $        .25
                                             =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING             8,816,872         8,867,381
                                             =============     =============

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 14, 1997 AND DECEMBER 31, 1996
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                   June 14,     December 31,
              ASSETS                                 1997           1996
                                                 ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                    $    16,090    $    18,898
    Short-term investments, at fair value             14,835          9,306
    Accounts receivable (net of
     allowance for doubtful accounts
     of $1,914 in 1997 and $1,658 in 1996)            37,758         45,111
    Inventories, at lower of average
       cost or market                                  5,661          5,397
    Prepaid expenses                                   3,636          4,240
    Deferred selling expenses                         22,916         23,841
                                                 ------------   ------------
         Total current assets                        100,896        106,793
                                                 ------------   ------------
MARKETABLE SECURITIES                                104,169        108,020
                                                 ------------   ------------
PROPERTY AND EQUIPMENT - at cost:
    Land                                               4,250          4,250
    Building and improvements                         49,153         48,941
    Furniture, fixtures and equipment                 62,856         60,273
                                                 ------------   ------------
                                                     116,259        113,464
    Less-Accumulated depreciation                     66,292         63,907
                                                 ------------   ------------
         Net property and equipment                   49,967         49,557
                                                 ------------   ------------
DEFERRED INCOME TAXES                                 23,342         22,341
                                                 ------------   ------------
GOODWILL                                               9,093          9,237
                                                 ------------   ------------
OTHER ASSETS                                           2,950          3,363
                                                 ------------   ------------
         Total assets                            $   290,417    $   299,311
                                                 ============   ============


                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 14, 1997 AND DECEMBER 31, 1996
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                   June 14,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1997           1996
                                                 ------------   ------------
CURRENT LIABILITIES:
    Accounts payable                             $    12,244    $    23,501
    Employee compensation and benefits
      payable                                         14,537         13,630
    Income taxes payable                               2,258            197
    Deferred income taxes                              3,283          3,635
    Deferred subscription revenue                    115,977        119,821
                                                 ------------   ------------
         Total current liabilities                   148,299        160,784
                                                 ------------   ------------
POSTRETIREMENT BENEFITS, less current portion         65,228         63,487
                                                 ------------   ------------
OTHER LIABILITIES                                      2,984          2,915
                                                 ------------   ------------
         Total liabilities                           216,511        227,186
                                                 ------------   ------------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
        shares; issued 6,478,864 shares                6,479          6,479
      Class B - Nonvoting; authorized
        5,300,000 shares; issued 4,926,973 shares      4,927          4,927
      Class C - Nonvoting; authorized
        1,000,000 shares; issued 506,336 shares          506            506
    Additional paid-in capital                        33,468         31,772
    Retained earnings                                 53,287         50,369
    Treasury stock at cost - 3,091,447 shares
      in 1997 and 3,063,876 in 1996                  (25,936)       (23,178)
    Net unrealized gain on marketable securities       1,263          1,348
    Foreign currency translation adjustment              (88)           (98)
                                                 ------------   ------------
      Total stockholders' equity                      73,906         72,125
                                                 ------------   ------------
      Total liabilities and stockholders'equity  $   290,417    $   299,311
                                                 ============   ============

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE 24-WEEKS ENDED JUNE 14, 1997 and JUNE 15, 1996
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                       24 Weeks Ended
                                                ----------------------------
                                                June 14, 1997  June 15, 1996
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $     7,769    $     5,041
  Items with different cash requirements
   than reflected in net income--
     Deferred subscription revenue                    (3,512)        (5,726)
     Depreciation and amortization                     4,301          4,961
     Accrued postretirement benefits expense           2,718          3,306
     Provision for deferred income taxes              (1,313)        (2,103)
     Deferred selling expenses                           793          1,905
     (Gain) on sales of securities                      (720)          (189)
     (Gain) loss on sales of fixed assets                  3             (3)
     (Gain) on sales of businesses and publications     (420)            --
     Others                                              482           (138)
  Changes in operating assets and liabilities--
     Accounts receivable                               7,175          9,025
     Accounts payable and accrued liabilities         (3,476)        (1,152)
     Inventory                                          (268)           439
     Film production costs                                (9)           (19)
     Other assets and liabilities--net                   604           (664)
                                                 ------------    -----------
Net cash provided from operating activities           14,127         14,683
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures--
     Purchase of equipment and furnishings            (3,859)        (2,212)
     Building improvements                              (115)           (91)
     Proceeds from sales of businesses and
       publications                                      167             --
     Proceeds from sales of property                       6              6
                                                 ------------   ------------
Net cash (used for) capital expenditures              (3,801)        (2,297)
                                                 ------------   ------------
Investment portfolio--
     Proceeds from sales and maturities               20,064         36,006
     Purchases                                       (27,285)       (46,147)
                                                 ------------   ------------
Net cash (used for) investment portfolio              (7,221)       (10,141)
                                                 ------------   ------------
Net cash (used for) investing activities             (11,022)       (12,438)
                                                 ------------   ------------

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE 24-WEEKS ENDED JUNE 14, 1997 and JUNE 15, 1996
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                       24 Weeks Ended
                                                ----------------------------
                                                June 14, 1997  June 15, 1996
                                                -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of capital stock to employees         $      2,271   $      2,596
     Purchase of treasury stock                       (3,333)        (2,964)
     Dividends paid                                   (4,851)        (4,457)
                                                 ------------   ------------
Net cash (used for) financing activities              (5,913)        (4,825)
                                                 ------------   ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS           (2,808)        (2,580)

CASH AND CASH EQUIVALENTS, beginning of period        18,898         17,763
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, end of period         $    16,090    $    15,183
                                                 ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                             $        17     $        10
     Income taxes paid                               3,206           2,737


                 THE BUREAU OF NATIONAL AFFAIRS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 14, 1997
                           (Unaudited)

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

NOTE 2:  Inventories
--------------------
     Inventories consisted of the following (in thousands):

                               June 14, 1997     December 31, 1996
                               -------------     -----------------
     Materials and supplies        $3,075              $3,213
     Work in process                  949                 466
     Finished goods                 1,637               1,718
                                  --------            --------
                                   $5,661              $5,397
                                  ========            ========

NOTE 3:   Stockholders' Equity
------------------------------
     Treasury stock as of June 14, 1997 and December 31, 1996 respectively, consisted of: Class A, 2,973,653 and 2,887,760 shares; Class B, 28,838 and 84,459 shares; and Class C, 100,187 and 91,657 shares.

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

RESULTS OF OPERATIONS
---------------------
Twenty-four weeks 1997 compared to twenty-four weeks 1996.
----------------------------------------------------------
     BNA's 1997 operating profit and net income through the second quarter are still well above those of 1996. Revenues were up 3.1 percent to $106.6 million, and operating expenses increased only 0.3 percent, leading to a 70 percent increase in operating profit compared to 1996. Net income increased 54 percent to $7.8 million, and earnings per share improved to 88 cents, up from 57 cents.

     Service revenues (subscriptions and online products) which accounted for over 86 percent of consolidated revenues, decreased 0.6 percent and related expenses were down 2.3 percent. This comparison was affected by BNA's fiscal calendar, which had two fewer days in the first quarter. Subscription-based revenues and some publishing expenses were lower due to the shorter period. The effect on year-to-date comparisons will diminish as the year progresses, and will reverse in the fourth quarter. Second quarter only comparisons are unaffected.

     Revenues for CD-ROM and other electronic media products continued to grow, while print products -- although still the dominant service revenue source -- declined. Operating expenses of the service businesses were also down due to lower printing and initial fulfillment costs, equipment depreciation, and payroll overheads.

     Revenues from non-service businesses rose 33.8 percent, with large increases in the sales of books, software, and The McArdle Printing Co., Inc's printing sales to outside customers. Non-service business operating expenses increased 21.3 percent, reflecting costs associated with the increased revenues. Collectively, these businesses contributed $1.9 million to operating profit, up substantially from $403,000 in 1996. Most of this improvement came from the Books division and the Company's multimedia training subsidiary, BNA Communications.

     Non-operating income was higher due to a 24.6 percent increase in investment income and a $420,000 gain on the sale of a publication in the first quarter. Investment income increased due to larger portfolio balances and higher capital gains.


     Year-to-date financial results are not indicative of expected full-year results. Net income is expected to increase, but at a lower rate. Revenue growth has been modest and may remain so for the near term. However, costs will continue to be carefully controlled by BNA employee-shareholders.

Twelve weeks ended June 14, 1997 compared to twelve weeks ended June 15,
------------------------------------------------------------------------
1996.
-----
     Consolidated revenues increased by 3.9 percent in the latest twelve weeks of 1997 compared to 1996, while operating expenses were essentially unchanged. As a result, operating profit increased 127 percent, and consolidated net income increased 87 percent. The revenue and expense factors mentioned above also affected the second quarter's comparisons.

FINANCIAL POSITION
------------------
     Cash provided from operating activities of $14.1 million in the first twenty-four weeks of 1997 was 3.8 percent lower than the first twenty-four weeks of 1996. Operating expenditures increased 4.9 percent from 1996. Customer receipts increased 3.7 percent.

     Cash used in investing activities netted to $11 million, reflecting a $7.2 million addition to the Company's investment portfolio and capital expenditures of $3.8 million.

     The Company received $2.3 million in cash from the sale of Class A capital stock to employees and repurchased $3.3 million of Class B and Class C capital stock. Over $4.8 million was paid out to stockholders as cash dividends.

     With over $135 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                             PART II
                             -------
Item 1            Legal Proceedings
------            -----------------
                  There were no material legal proceedings during the first twenty-four weeks of 1997.

Item 2            Change in Securities
------            --------------------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
------            -------------------------------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities
------            ---------------------------------------------
                  Holders
                  -------
                  See Form 10-Q for the quarter ended March 22, 1997, for the results of the election of directors held at the annual meeting for stockholders on April 19, 1997.

Item 5            Other Information
------            -----------------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------
                  No reports were filed on Form 8-K during the quarter ended June 14, 1997.

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


                  The Bureau of National Affairs, Inc.
                  ------------------------------------
                  Registrant



July 17, 1997    s\ Paul N. Wojcik
______________   ________________________________________________

   Date          Paul N. Wojcik
                 President and Chief Executive Officer



July 17, 1997    s\ George J. Korphage
______________   _________________________________________________

   Date          George J. Korphage
                 Vice President and Chief Financial Officer