Form 10-Q
period 1997-09-06
BUREAU OF NATIONAL AFFAIRS INC
filed 1997-10-17
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended  September 6, 1997
                      ----------------------------------------
                               or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934
For the transition period from ____________ to _______________

Commission File Number:  2-28286
                         -------------------------------------
           The Bureau of National Affairs, Inc.
--------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                      53-0040540
--------------------------------         ---------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
--------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

(202) 452-4200
--------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past
90 days.    Yes ___X___   No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of September 6, 1997 was 3,524,572 Class A common shares, 4,912,035 Class B common shares, and 403,913 Class common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE 36-WEEKS ENDED SEPTEMBER 6, 1997 and SEPTEMBER 7, 1996
                                 (Unaudited)
                           (In Thousands of Dollars)


                                                   36 Weeks Ended
                                           -------------------------------
                                           Sept. 6, 1997     Sept. 7, 1996
                                           -------------     -------------
OPERATING REVENUES                         $    160,443      $    154,741
                                           -------------     -------------
OPERATING EXPENSES:
   Editorial, production and distribution        90,159            88,979
   Selling                                       34,391            34,710
   General and administrative                    25,010            23,899
   Profit sharing                                   999               525
                                           -------------     -------------
                                                150,559           148,113
                                           -------------     -------------
       OPERATING PROFIT                           9,884             6,628
                                           -------------     -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                              5,511             4,710
   Other Income (Expense), Net                      417                60
                                           -------------     -------------
TOTAL NON-OPERATING INCOME                        5,928             4,770
                                           -------------     -------------
INCOME BEFORE INCOME TAXES                       15,812            11,398
PROVISION FOR INCOME TAXES                        4,913             3,504
                                           -------------     -------------
NET INCOME                                 $     10,899      $      7,894
                                           =============     =============
EARNINGS PER SHARE                         $       1.23      $        .89
                                           =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING           8,831,031         8,864,429
                                           =============     =============

                                    - 3 -

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE 36-WEEKS ENDED SEPTEMBER 6, 1997 and SEPTEMBER 7, 1996
                                 (Unaudited)
                           (In Thousands of Dollars)



                                                   12 Weeks Ended
                                           -------------------------------
                                           Sept. 6, 1997     Sept. 7, 1996
                                           -------------     -------------
OPERATING REVENUES                         $     53,831      $     51,372
                                           -------------     -------------
OPERATING EXPENSES:
   Editorial, production and distribution        29,511            29,499
   Selling                                       11,761            11,645
   General and administrative                     9,698             7,659
   Profit sharing                                   247               218
                                           -------------     -------------
                                                 51,217            49,021
                                           -------------     -------------
       OPERATING PROFIT                           2,614             2,351
                                           -------------     -------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                              1,767             1,705
   Other Income (Expense), Net                     ----                54
                                           -------------     -------------
TOTAL NON-OPERATING INCOME                        1,767             1,759
                                           -------------     -------------
INCOME BEFORE INCOME TAXES                        4,381             4,110
PROVISION FOR INCOME TAXES                        1,251             1,257
                                           -------------     -------------
NET INCOME                                 $      3,130      $      2,853
                                           =============     =============
EARNINGS PER SHARE                         $        .35      $        .32
                                           =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING           8,823,320         8,858,607
                                           =============     =============

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 6, 1997 AND DECEMBER 31, 1996
                                  (Unaudited)
                           (In Thousands of Dollars)


                                                 September 6,   December 31,
              ASSETS                                 1997           1996
-----------------------------------------        ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                    $    24,606    $    18,898
    Short-term investments, at fair value             15,806          9,306
    Accounts receivable (net of
     allowance for doubtful accounts
     of $1,782 in 1997 and $1,658 in 1996)            33,661         45,111
    Inventories, at lower of average
      cost or market                                   5,911          5,397
    Prepaid expenses                                   2,814          4,240
    Deferred selling expenses                         22,732         23,841
                                                 ------------   ------------
         Total current assets                        105,530        106,793
                                                 ------------   ------------
MARKETABLE SECURITIES                                103,234        108,020
                                                 ------------   ------------
PROPERTY AND EQUIPMENT - at cost:
    Land                                               4,250          4,250
    Building and improvements                         49,164         48,941
    Furniture, fixtures and equipment                 62,977         60,273
                                                 ------------   ------------
                                                     116,391        113,464
    Less-Accumulated depreciation                     67,205         63,907
                                                 ------------   ------------
         Net property and equipment                   49,186         49,557
                                                 ------------   ------------
DEFERRED INCOME TAXES                                 23,638         22,341
                                                 ------------   ------------
GOODWILL                                               9,021          9,237
                                                 ------------   ------------
OTHER ASSETS                                           3,176          3,363
                                                 ------------   ------------
         Total assets                            $   293,785    $   299,311
                                                 ============   ============

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 6, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                 September 6,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1997           1996
---------------------------------------          ------------   ------------
CURRENT LIABILITIES:
    Accounts payable                             $    12,860    $    23,501
    Employee compensation and benefits
      payable                                         14,910         13,630
    Income taxes payable                               2,285            197
    Deferred income taxes                              3,208          3,635
    Deferred subscription revenue                    112,577        119,821
    Dividends payable                                  4,836           ----
                                                 ------------   ------------
         Total current liabilities                   150,676        160,784
                                                 ------------   ------------
POSTRETIREMENT BENEFITS, less current portion         66,633         63,487
                                                 ------------   ------------
OTHER LIABILITIES                                      3,028          2,915
                                                 ------------   ------------
         Total liabilities                           220,337        227,186
                                                 ------------   ------------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
        shares; issued 6,478,864 shares                6,479          6,479
      Class B - Nonvoting; authorized
        5,300,000 shares; issued 4,926,973 shares      4,927          4,927
      Class C - Nonvoting; authorized
        1,000,000 shares; issued 506,336 shares          506            506
    Additional paid-in capital                        34,230         31,772
    Retained earnings                                 51,581         50,369
    Treasury stock at cost - 3,071,653 shares
      in 1997 and 3,063,876 in 1996                  (25,814)       (23,178)
    Net unrealized gain on marketable securities       1,632          1,348
    Foreign currency translation adjustment              (93)           (98)
                                                 ------------   ------------
      Total stockholders' equity                      73,448         72,125
                                                 ------------   ------------
      Total liabilities and stockholders' equity $   293,785    $   299,311
                                                 ============   ============

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE 36-WEEKS ENDED SEPTEMBER 6, 1997 and SEPTEMBER 7, 1996
                                   (Unaudited)
                             (In Thousands of Dollars)


                                                      36 Weeks Ended
                                              -----------------------------
                                              Sept. 6, 1997   Sept. 7, 1996
                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $  10,899       $   7,894
  Items with different cash requirements
   than reflected in net income--
    Deferred subscription revenue                   (6,912)        (10,166)
    Depreciation and amortization                    6,425           6,877
    Accrued postretirement benefits expense          4,123           4,960
    Provision for deferred income taxes             (1,880)         (2,968)
    Deferred selling expenses                          977           2,375
    (Gain) on sales of securities                     (857)           (393)
    (Gain) on sales of businesses and publications    (420)            (57)
    (Gain) loss on sales of fixed assets                 3              (3)
    Others                                             297             (79)
  Changes in operating assets and liabilities--
    Accounts receivable                             11,393          10,865
    Accounts payable and accrued liabilities        (1,591)             (4)
    Inventory                                         (518)            600
    Film production costs                              (85)            (61)
    Other assets and liabilities--net                1,104            (905)
                                                  ---------       ---------
Net cash provided from operating activities         22,958          18,935
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
    Purchase of equipment and furnishings           (4,455)         (3,152)
    Building improvements                             (223)           (128)
    Proceeds from sales of businesses & publications   178              17
    Proceeds from sales of property                      7               6
                                                  ---------       ---------
Net cash (used for) capital expenditures            (4,493)         (3,257)
                                                  ---------       ---------
Investment portfolio--
    Proceeds from sales and maturities              38,099          49,846
    Purchases                                      (45,895)        (65,615)
                                                  ---------       ---------
Net cash (used for) investment portfolio            (7,796)        (15,769)
                                                  ---------       ---------
Net cash (used for) investing activities           (12,289)        (19,026)
                                                  ---------       ---------

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE 36-WEEKS ENDED SEPTEMBER 6, 1997 and SEPTEMBER 7, 1996
                                   (Unaudited)
                           (In Thousands of Dollars)


                                                      36 Weeks Ended
                                              -----------------------------
                                              Sept. 6, 1997   Sept. 7, 1996
                                              -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of capital stock to employees           $   3,324       $   3,589
    Purchase of treasury stock                      (3,434)         (3,235)
    Dividends paid                                  (4,851)         (4,457)
                                                 ----------      ----------
Net cash (used for) financing activities            (4,961)         (4,103)
                                                 ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  5,708          (4,194)
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS, beginning of period      18,898          17,763
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS, end of period         $  24,606       $  13,569
                                                 ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                $      51       $      20
    Income taxes paid                                5,042           4,712


              THE BUREAU OF NATIONAL AFFAIRS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 6, 1997
                           (UNAUDITED)

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

NOTE 2:  Inventories
--------------------
     Inventories consisted of the following (in thousands):

                             September 6, 1997    December 31, 1996
                             -----------------    -----------------
     Materials and supplies        $3,464               $3,213
     Work in process                  878                  466
     Finished goods                 1,569                1,718
                                  --------             --------
                                   $5,911               $5,397
                                  ========             ========

NOTE 3:   Stockholders' Equity
------------------------------
     Treasury stock as of September 6, 1997 and December 31, 1996, respectively, consisted of: Class A, 2,954,292 and 2,887,760 shares; Class B, 14,938 and 84,459 shares; and Class C, 102,423 and 91,657 shares.

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

RESULTS OF OPERATIONS
---------------------
Thirty-six weeks 1997 compared to thirty-six weeks 1996.
--------------------------------------------------------
     BNA's 1997 operating profit and net income through the third quarter are still well above those of 1996. Operating profit increased
49.1 percent due to a 3.7 percent increase in revenues and only a 1.7 percent increase in operating expenses. Net income increased 38.1 percent to $10.9 million, and earnings per share improved to $1.23, up from 89 cents in 1996.

     Service revenues (subscriptions and online products) which account for over 86 percent of total revenues, increased 0.4 percent and related expenses were down 0.7 percent. This comparison was affected by BNA's fiscal 1997 calendar, which had two fewer days in the first quarter. Subscription-based revenues and some publishing expenses were lower due to the shorter period. The effect on comparability will reverse in the fourth quarter. Third quarter only comparisons are unaffected.
Revenues for CD-ROM and other electronic media products continued to grow, while print products -- although still the dominant service revenue source -- declined.

     Operating expenses of the service businesses were also down due to lower fulfillment costs, equipment depreciation, payroll overheads, and selling expenses. General and administrative expenses, however, increased 3.5 percent, primarily due to the termination of an information system development project. The Company had contracted with an outside vendor to develop a new business system. During the third quarter, it was determined that a satisfactory system could not be developed within a reasonable time frame, and $1.2 million of capitalized software development costs were written off to expense. The Company has decided to manage the necessary system upgrading in-house. Operating profit for the service businesses increased 21.5 percent.

     Revenues from the non-service businesses rose 31.8 percent, with sharp increases from the Books and Software divisions, and a 15.1 percent increase in printing sales to outside customers. Software revenues benefited from sales of new estate tax, gift tax, and sales and use tax products. Books revenues increased due to strong sales of higher-priced renewable legal treatise titles. Non-service business operating expenses increased 20.5 percent, reflecting costs associated with the increased revenues. Collectively, the non-service businesses contributed $1.6 million to operating profit, compared to a $193,000 loss in 1996.

     Non-operating income was $1.2 million higher due to a 17 percent increase in investment income and a $420,000 gain on the sale of a publication in the first quarter.

     Service revenue growth continues to be disappointing but is begin-ning to show signs of improvement. The Company will continue to develop new products to generate future revenue growth. During the third quarter, one new CD product was launched, and more products will be released before year-end.

Twelve weeks ended September 6, 1997 compared to twelve weeks ended
-------------------------------------------------------------------
September 7, 1996.
------------------

     Consolidated revenues increased 4.8 percent and operating profit increased 11.2 percent. Net income increased by 9.7 percent. The revenue and expense factors mentioned above also affected the third quarter's comparison. The software write-off substantially reduced what would have been a substantial improvement in third quarter profits.

FINANCIAL POSITION
------------------
     Cash provided from operating activities was $23.0 million in the first thirty-six weeks of 1997, compared to $18.9 million for the first thirty-six weeks of 1996. Operating expenditures increased 3.2 percent from 1996 and customer receipts increased 5.4 percent.

     Cash used in investing activities was to $12.3 million, reflecting a $7.8 million increase in the Company's investment portfolio and net capital expenditures of $4.5 million.

     The Company received $3.3 million in cash from the sale of Class A capital stock to employees and repurchased $3.4 million of Class B and Class C capital stock. Over $4.8 million was paid out to stockholders as cash dividends.

     With over $143 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                             PART II
                             -------
Item 1            Legal Proceedings
------            -----------------
                  There were no material legal proceedings during the first thirty-six weeks of 1997

Item 2            Change in Securities
------            --------------------
                  There were no changes in securities.

Item 3            Defaults upon Senior Securities
------            -------------------------------
                  There were no defaults upon senior securities.

Item 4            Submission of Matters to a Vote of Securities Holders
------            -----------------------------------------------------
                  There were no matters submitted to a vote for security holders.

Item 5            Other Information
------            -----------------
                  No other information is presented herein.

Item 6            Exhibits and Reports on Form 8-K
------            --------------------------------
                  No reports were filed on Form 8-K during the quarter ended September 6, 1997.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  The Bureau of National Affairs, Inc.
                  ------------------------------------
                  Registrant



10/15/97          s\ Paul N. Wojcik
-----------       -------------------------------------------
   Date           Paul N. Wojcik
                  President and Chief Executive Officer



10/15/97          s\ George J. Korphage
-----------       ------------------------------------------
   Date           George J. Korphage
                  Vice President and Chief Financial Officer