Form 10-K405
period 1997-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 1998-03-27
CIK 15393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
     (X)  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31,1997
                               ------------------------------------

                                        OR

     ( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                   ------------   -----------------

Commission file number        2-28286
                         ------------------------------------------

The Bureau of National Affairs, Inc.
-------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                             53-0040540
-------------------------------                  -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

1231 25th St, N.W., Washington, D. C.              20037
-------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's Telephone Number, including Area Code   (202) 452-4200
                                                     --------------

Securities Registered pursuant to Section 12(b) of the Act:   None
                                                            -------

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The market value of the Class A voting stock held by non-affiliates of the registrant as of February 28, 1998 was $96,654,418. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 28, 1998 was $131,418,334, and $4,400,769 respectively. In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1998 was 3,534,418 Class A common shares, 4,541,132 Class B common shares, and 403,413 Class C common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, filed with the SEC on March 27, 1998, are incorporated by reference into Part III of this Form 10-K.


                      The Bureau of National Affairs, Inc.
                               Index to Form 10-K
                   For the fiscal year ended December 31, 1997



                                     PART I.
Item 1.   Business......................................Page No.    3

Item 2.   Properties............................................   11

Item 3.   Legal Proceedings.....................................   11

Item 4.   Submission of Matters to a Vote of Security Holders...   11

Item X.   Executive Officers of the Registrant..................   12

                                    PART II.

Item 5.   Market for the Registrant's Common Stock and
               Related Security Holder Matters..................   14

Item 6.   Selected Financial Data...............................   15

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............   16

Item 8.   Financial Statements and Supplementary Data...........   20

Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............   42

                                    PART III.

Item 10.  Directors and Executive Officers of Registrant........   42

Item 11.  Executive Compensation................................   42

Item 12.  Security Ownership of Beneficial Owners and Management   42

Item 13. Certain Relationships and Related Transactions.........   42

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Report on
                    Form 8-K....................................   43

SIGNATURES......................................................   45

EXHIBITS........................................................   44

INDEX...........................................................   46

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains and incorporates by reference certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

                                     PART I


Item 1.           Business

General Development of Business and Narrative Description of Business


Business of BNA and Subsidiaries

The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized business, legislative, judicial, and regulatory information services. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and its publishing subsidiaries, Tax Management Inc. and Pike & Fischer, Inc., are engaged in providing labor, legal, economic, tax, health care, and other regulatory information to business, professional, and academic users. They prepare, publish, and market subscription information services in print, compact disc, and online formats, books, pamphlets, and research reports.

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

Online products are marketed through database vendors such as LEXIS/NEXIS, West Publishing Company, Dialog, Legislate, Cambridge Information Group. Since 1996, the Company began offering many of its products for electronic delivery via Lotus Notes and the World Wide Web.

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

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions and governmental organizations. Approximately 55 percent of its business is derived from the BNA publishing companies.

BNA Communications Inc. is engaged in the business of producing, publishing, and marketing multimedia programs for training in the equal employment opportunity and safety and health related fields. The programs promote awareness, facilitate regulatory compliance, and develop skills for managers and employees in industry and government.

In January of 1998, the Company acquired Institute of Management and Administration, Inc. (IOMA), a New York City-based newsletter company. As a BNA subsidiary IOMA will build on its 15-year history and will provide a solid platform for leveraging BNA's content in lower price-point market segments.

                                                                    (Continued)

Review of Operations

BNA began its second 50 years as an employee-owned company in grand fashion. Record financial results and accolades highlighted the year 1997. Large gains in both operating profit and non-operating income led to a 34.1 percent increase in net income. Earnings per share, reflecting the higher net income and fewer outstanding shares, rose 35.8 percent.

Consolidated revenues advanced 4.9 percent to $244 million, buoyed by large increases from Tax Management, BNA Software, McArdle, and BNA Books. Increases in expenses were again held to modest levels. As a result, the consolidated operating profit rose 37.8 percent over the previous year and was 8.2 percent of revenues, the highest level since 1989. Most business units recorded higher operating profits, including BNA Communications' progression from a 1996 loss to a 1997 profit.

Non-operating income increased $1.3 million, reflecting a 13.9 percent increase in investment income and a gain from the sale of a publication.

Net income of $19.6 million was 8 percent of revenues, the highest earnings margin in the company's history. And return on equity of 26.8 percent was the highest since 1981.

Cash and investment balances rose nearly 6 percent to $144.2 million. The increase was generated by strong cash flows from operations and market gains on investment securities, reduced by dividends paid to shareholders, capital expenditures, and net repurchases of BNA stock. Stock repurchases, primarily from estates of Class B shareholders, were the highest in the company's history, but they were easily financed by internal cash flows.

BNA's  financial  strength  and  liquidity,  in  addition to  providing  current investment income, ensures that the company has the resources to finance business challenges and opportunities and to meet the stock repurchase obligations inherent in employee ownership.

A review of 1997 operations of the parent company and each subsidiary follows.



Parent Company

Strong and steady financial progress, prestigious honors and awards, and reorganizations designed to carry the parent company successfully into the future, all combined to make 1997 a very good year.

For the second consecutive year, the parent company saw a substantial improvement in its operating profit. Parent company revenues increased only 1.1 percent; however, declines in operating expenses in just about every department resulted in a 73 percent improvement over 1996's operating profit.

As we began our second 50 years of employee ownership, the formula for success remained the same: high quality products produced, sold, distributed, and supported in a high quality manner by BNA's employee owners. Making that formula work, however, in a rapidly changing business environment required continual evaluation and experimentation with our product line and business methods.

                                                                     (Continued)

The opening days of 1997 saw the establishment of the Electronic Commerce Unit in our Sales and Marketing Department. This unit, working in partnership with our sales representatives, was very successful in establishing a strong and growing market for our notification services on the World Wide Web. There was also an extensive reorganization on the marketing side with the creation of a group of market managers who have the responsibility of growing both new sales and revenues in each of our product lines.

On the content side, the Editorial Department dissolved the Dailies Division and established in its place the Business Information Division, consisting of both daily and weekly notification services addressed to corporate as well as legal markets. The year also saw the creation of an environmental news bureau designed to provide better coverage for our environmental news publications at lower cost. In this electronic information age, the Information Technology Department plays a significant role both in product creation and product maintenance. That department got a new leader in 1997, someone from outside BNA but with extensive industry experience. He wasted little time in overhauling the department extensively to meet the myriad challenges of the near future.

Organizing and preparing for the future did not take all the attention in 1997. Improving our core product line to meet immediate competitive challenges and developing new products to grow the business were keys to 1997's success.

In the critical human resources information market, the company continued to improve its market-leading BNA's Human Resources Library on CD, adding model policies, a quick search tool for streamlined research, and performance appraisal and job description software. These improvements, along with creative marketing and a strong selling effort, led to new sales and revenue records for this product in 1997 despite head-to-head competition from a strong competitor.

In another highly competitive area, environment information, the company launched BNA's Environmental Compliance Series on CD. This reference product offers practical, step-by-step guidance on complying with pollution control requirements and plain-English explanations of federal and state laws and regulations. The compliance series is sold both as a stand-alone product and as part of the market-leading BNA's Environment Library on CD.

BNA's newest product line, health care information, had two great successes. First, it created the year's best-selling new notification service, BNA's Health Care Fraud Report. Then, the American Association of Law Libraries (AALL) named BNA's Health Law and Business Library (HLB) the best new product in 1997. HLB is a portfolio series that was launched in both print and CD formats simultaneously. This was the kind of product that took significant upfront investment and development time before being released, and it was particularly gratifying to have that sort of long-term investment in quality products recognized by the law library community, one of our key market groups.

One of BNA's flagship products, The United States Law Week, was extensively revamped in 1997 in response to new technological capabilities and changing market needs. With the new, easy-to-use format and new features-especially Supreme Court Today, a searchable online database of the U.S. Supreme Court docket combined with digests of lower court decisions- Law Week has been repositioned to remain a vital tool for attorneys into the coming decades.

                                                                     (Continued)

The Business Information Division launched two very untraditional products in 1997. The first was a daily fax and e-mail notification service that followed a major transportation bill through Congress. If the bill ultimately fails, the publication will cease, but if it results in major legislation, this "temporary" product could well become the basis of a major new notification service. The second product launched was a biweekly notification service on lobbying, ethics, and campaign finance reform. That product, priced significantly below traditional BNA services, was designed to test the proposition that BNA can profitably create products for market segments that will not accept our traditional pricing.

The ability to move quickly to respond to market needs for specialized notification services is partially attributable to the continued implementation of PS2000, a single publishing system designed to produce all of BNA's diverse product lines. In 1997, BNA adopted a standardized "new look" for the notification services produced on the new system. This standardized approach reduced both the time and the cost of producing new notification services. All of BNA's daily publications are currently produced on PS2000, and all our notification services will be on the new system by spring of 1998.

Efforts to support our customers and their use of BNA's electronic products were strengthened in 1997. Trainers from BNA PLUS, BNA's subscriber support unit, conducted more than 500 sessions during the year. Customer response was positive and enthusiastic, with many subscribers mentioning the superiority of our product support.

Record numbers of BNA journalists were interviewed as experts in their subject areas on television and radio in 1997. On news and analysis broadcasts nationwide, BNA is emerging as a trusted source.

The most notable setback in 1997 was the decision to stop work on PHOENIX, the project to create a new circulation and billing system for BNA. As the project neared completion, deadlines were consistently missed and questions arose as to whether it would work and whether it could be reliably maintained. Rather than risk the possibility of a system failure that could greatly jeopardize relationships with our subscribers, as other publishers with system failures have experienced, the project was halted and resources were redirected into ensuring that the present system is Year 2000 compliant. The decision to stop work on PHOENIX resulted in a pre-tax write-off of $1.2 million in 1997.

The year ended on a very high note. BNA was named one of Fortune magazine's "100 Best Companies To Work For In America." This prestigious honor, added to the best new product award from the AALL and the eighth straight award from Working Mother magazine for being one of the "100 Best Companies For Working Mothers," made 1997 a banner year for outside recognition of our company.

Internally, we celebrated 50 years of employee ownership. In a video history of BNA created to commemorate our anniversary, Chairman Emeritus John D. Stewart noted that during those 50 years we had amassed a "pretty good track record." We're off to a pretty good start to the next 50 years.

                                                                     (Continued)

BNA Books

BNA Books contributed almost $2 million in operating profit to BNA in 1997, representing an extraordinary 27.5 percent margin. This marks the fourth year in a row that the division has produced record profits. Revenues grew an unprecedented 33 percent.

The publication of the fifth edition of the BNA/ABA treatise How Arbitration Works, the leading work in the field, and continued good sales of existing products contributed heavily to the division's success in 1997. Other new titles included International Labor and Employment Laws, a new supplement to Sexual Harassment in Employment Law, and Trade Secrets: A State-by-State Survey, the third treatise in a series on protecting confidential information in the workplace.

Late in the year, the division released its first electronic product, the ABA Labor and Employment Law Section Working Papers on CD, a collection of materials authored by Section members. In all, Books published 32 titles in 1997.

The division's growing product line should make it a steady contributor to BNA for years to come.


SUBSIDIARY COMPANIES

Tax Management Inc.

Tax Management and BNA Software revenues increased 14.3 percent in 1997 to a new high of $55 million. Combined net income was nearly 57 percent ahead of the prior year.

Record-breaking new service sales, following similar strong sales in recent years, produced service revenues of nearly $44 million for the print and CD-ROM products. Tax Management's operating profit was 76.5 percent ahead of 1996, as operating expenses rose slightly and circulation of CD-ROM products increased sharply.

Tax Management's Guide to the Taxpayer Relief Act of 1997 culminated an updating process that began early in the legislative process when we began tracking the legislation. Extensive coverage was provided in the Tax Management Weekly Report and Tax Practice Series Bulletin. Its specialized journals, such as Tax
Management  International  Journal,  and  its  news  publications,  such  as Tax
Management Financial Products Report, focused on more specific areas of interest.

The new law, one of the more challenging pieces of tax legislation in several years, undoubtedly has many implications that will not be discovered until practitioners grapple with the new rules in the context of planning for specific clients. A worldwide network of top-flight tax practitioners, together with an in-house staff of tax professionals, make Tax Management services a constantly evolving and uniquely valuable resource.

The IRS Practice Adviser was launched in November on the same disc as Tax Practice Series. The new product replaces the IRS Practice & Policy binder service. The combination of compliance and audit information on the same CD-ROM is expected to appeal to a large market of tax professionals, including enrolled agents.

                                                                     (Continued)

BNA Software

BNA Software experienced strong growth in 1997. Revenues were up 26 percent and operating profits increased almost 38 percent. Total circulation for the division's products increased a healthy 9 percent, with renewal rates climbing to new highs.

This performance reflects the successful operation of its core business coupled with above-average demand for its services due to the complexity of the new tax legislation. The quick update to the market-leading BNA Income Tax Planner helped thousands of CPAs, financial planners, and other financial practitioners understand and advise their clients about the effects of the new legislation.

Results from a multi-year strategy emphasizing new product development also played an important part in the division's success. Sales of products introduced in the latter part of 1996 (BNA Fixed Assets Next Dimension, BNA 706 Preparer, and BNA Sales & Use Tax Rates and Forms) continued strong in 1997. In addition, another new product, the BNA 709 Preparer, was launched during the year.

BNA Software's excellent portfolio of products, strong team, and future plans create great optimism for 1998 and beyond.


BNA International Inc.

Revenues from BNAI services were 8.3 percent higher than the previous year due to the continuing growth of established products and new ones such as International Taxation of Low-Tax Transactions and International Licensing. The difficult Japanese economy and financial problems in other Asian countries resulted in a decrease in foreign sales of BNA and Tax Management services after the record levels of the previous year.

New marketing initiatives generated high sales of several BNAI services at lower costs. Based on this initial success, BNAI will extend these new direct marketing programs to a broader range of services in 1998.

BNAI took steps in 1997 to ensure growth in future years. A product development manager was added and the editorial staff was improved with new talent. Those new resources were not without short-term cost, however, and BNAI's net income decreased 49.5 percent in 1997 following an 80.2 percent increase in 1996. Nevertheless, BNAI remains solidly profitable and is now better positioned to grow its bottom line.

The first result of the increased focus on product development was the launch late in the year of World Telecom Law Report, aimed at the rapidly growing international telecommunications market. The introduction of Asia-Pacific Focus is the first in a series of specialized quarterly supplements to Tax Planning International. The additional resources required to develop these new services will continue to be directed toward identifying new publishing opportunities in the international tax, legal, and business markets.

BNAI's focus will continue to be on achieving profitable growth from the introduction of innovative products for the growing market for international information, while increasing the circulation of BNA and Tax Management publications outside of North America.

                                                                     (Continued)

Pike & Fischer, Inc.

Pike & Fischer concentrated in 1997 on developing and acquiring new products and enhancing existing services. The company launched two new newsletters, ADR Report and Pesticide Report; acquired two others, Food Protection Report and Food Talk; and introduced a series of seven interactive FCC Forms software programs in 1997. In addition, the company developed a CD-ROM version of the BNA Criminal Practice Manual, a service that had been transferred to Pike & Fischer in 1996, and restyled the Manual's "Current Reports" section as a stand-alone publication with a new title, The Criminal Practice Report.

Growth initiatives, however, were not enough to compensate for the significant shortfall in royalty revenues Pike & Fischer received from one of its outside publishing partners. Royalty revenues were down 20 percent from 1996 levels. Total operating revenues for the year declined 6.7 percent as a result.

Aware early in 1997 that royalty revenues would not be at customary levels, management made every effort to hold growth in expenses to a minimum, and succeeded in keeping the overall increase in expenses to 2.1 percent from the year before. Even a modest increase in expenses, however, when coupled with the sharp decline in royalty revenues, meant that operating profits in 1997 were down from 1996's historic high. Operating profit margin nevertheless was a respectable 16.5 percent of operating revenues.

With its healthy profitability, prospects for revenue growth from 1997's new product initiatives, and a largely stabilized royalty revenue situation, Pike & Fischer will be a significant contributor to BNA's financial goals in 1998.


BNA Communications Inc.

New sales and marketing strategies and organizational restructuring delivered results in 1997 as revenues increased 10.2 percent over 1996. Operating expenses were below 1996 levels, resulting in a net income of $107,000 compared to a loss in 1996. BNAC's cash flow was strong enough to repay all of its outstanding debt to the parent by year-end.

BNAC's Human Resources Division was repositioned from a supplier of video-based training programs to a provider of full-service training solutions. A new manager of consulting and training services was hired to direct this new emphasis. Successful new products on the HR side included Respect vs. Harassment, a groundbreaking training program that combines diversity awareness and harassment prevention with skills needed to heal problems in the workplace.

BNAC's Safety Division enjoyed a very successful launch of OSHA-SMART: Forklift Safety, a new three-video series that helps organizations comply with OSHA's newly-revised forklift standard. Other new releases include 12 new titles in BNAC's state-of-the-art Training On A Disk (TOADR) CD-ROM training series. Existing programs have been repackaged into successful new series focusing on topics such as Behavior/ Motivation and Respiratory Compliance.

The challenge for 1998 is to grow from a stable, profitable business into a full strategic partner in the BNA family.

                                                                     (Continued)

BNA Washington Inc.

Operating expenses for all BNAW-owned buildings in 1997 were 2.5 percent less than the prior year. Through aggressive management and cost control measures, the cost of operating our buildings has remained essentially flat for the last five years.

Renovation activity during the year was modest. A small number of projects occurred to take care of employee growth and changes in business operations. About 250 employees were affected in 1997 by "churn" (moving personnel and reconfiguring office space) compared to twice that number in the two previous years.

Planning for the Accounting & Finance and Human Resources Departments to relocate to the 23rd Street building in 1998 began in earnest in the 4th quarter of 1997. This move will free up much-needed space on 25th Street, particularly for the Editorial Department.

As part of our  observance  of BNA's 50th  anniversary  of  employee  ownership, display units recounting BNA's history were installed in the link lobby connecting the North and South Buildings. BNAW worked closely on the installation with BNA's Corporate Relations staff, who created the exhibit.


The McArdle Printing Co., Inc.

McArdle Printing Company's operating revenues increased by 11.5 percent due primarily to a 23.8 percent increase in commercial sales. Revenues for printing, binding, and mailing BNA publications increased by 3 percent and BNA, including Tax Management, continues to be McArdle's largest customer, generating 55 percent of McArdle's total revenues.

In 1997, McArdle invested $2.9 million in new equipment to expand the capacity and scope of the printing operation. Two new presses and automated finishing equipment were purchased to support BNA's advertising program and to provide services required by current and potential customers. The additional capacity and capabilities have provided and will continue to provide opportunities for revenue growth.

These investments-combined with efforts to increase sales in established markets, and to improve quality, service, and responsiveness-have contributed to faster revenue growth. Excellent progress has been made in expanding capacity of the electronic pre-press, press, and bindery operations to ensure that quality and service levels are maintained as the business grows.

McArdle's profitability, however, felt the impact of these major investments as net income dropped in 1997. With an excellent facility, modern equipment, and knowledgeable and productive employees, McArdle is well-positioned and confident that profitability will rebound in 1998.

                                                                     (Continued)

                                     PART I


Item 1.           Business

General  Development  of Business and  Narrative  Description  of Business,
Continued

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

The business information industry is very competitive. Some competitors are much larger and have more resources than BNA. In recent years, mergers and acquisitions of many of the Company's competitors have created even larger organizations with ownership interests outside of the United States. The Company has invested heavily to upgrade its product offerings to take advantage of new technologies. The resulting electronic products, with some features superior to those of print, have competed successfully in their markets.

The number of employees of BNA and its subsidiaries was 1,893 at December 31, 1997.

Item 2.           Properties

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART I

Item X.             EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 1997. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

          Name                 Age        Present position and prior experience
-----------------------       ---        -------------------------------------
William A. Beltz               68        Chairman of the Board
                                           Elected chairman in 1994. Served as
                                           president from 1979 to 1995 and
                                           chief executive officer from 1980
                                           until 1996.  Joined BNA in 1956.

Jacqueline M. Blanchard        48        Vice President for Human Resources
                                           Elected to vice president in 1994.
                                           Previously  was director of labor
                                           and employee relations.  Joined BNA
                                           in 1984.

John P. Boylan, Jr.            58        Vice President for Administration
                                           Elected to present position in 1986.
                                           Joined BNA in 1974 after employment
                                           at Fisher-Stevens, Inc. (a former
                                           BNA subsidiary) since 1962.

Eunice L. Bumgardner           37       Vice President and General Counsel
                                           Elected vice president in 1996 and
                                           general counsel in 1995. Joined BNA
                                           in 1994 as associate general counsel.
                                           From 1991 to 1994 was senior
                                           associate at LeBoeuf, Lamb, Greene
                                           & MacRae, LLP.

Kathleen D. Gill               51       Vice President and Editor in Chief
                                           Elected to vice president and
                                           executive editor in 1993, and
                                           editor in chief in 1997. Joined
                                           BNA in 1970.

Daniel C. Horsey               42        Vice President  and Director of
                                         Information Technology
                                           Elected  to vice  president  in 1997.
                                           Previously   was   employed   by  the
                                           Thomson   Corporation  from  1993  to
                                           1997,    most   recently   as   Chief
                                           Technology    Officer    of   Thomson
                                           Electronic   Information   Resources.
                                           Joined BNA in 1997.

                                                                    (Continued)

Item X.           EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)

Name                          Age        Present position and prior experience

John E. Jenc                   55        Treasurer
                                           Elected to present position in 1990.
                                           Joined BNA in 1981.

George J. Korphage             51        Vice President and Chief Financial
                                         Officer
                                           Elected  vice  president  in 1988 and
                                           chief  financial   officer  in  1989.
                                           Joined BNA in 1972.

Mary Patricia Swords           52        Vice President and Director of Sales
                                         and Marketing
                                           Elected to present  position in 1996.
                                           Previously  was  regional  manager of
                                           Mountain  sales  region  since  1985.
                                           Joined BNA in 1977.

Robert L. Velte                50        Vice President for Strategic
                                         Development
                                           Elected  to vice  president  in 1995.
                                           Previously   was   president  of  BNA
                                           Communications since 1986. Joined BNA
                                           Communications in 1976.

Paul N. Wojcik                 49        President and Chief Executive Officer
                                           Elected president in 1995 and chief
                                           executive officer in 1997.
                                           Previously was chief operating
                                           officer from 1995  to   1996, and
                                           general counsel from 1988 to 1995.
                                           Joined   BNA  in  1972.

                                     PART II


 Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information, Holders, and Dividends

There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market in which Class A stock can be bought and sold.

The Board of Directors establishes semi-annually the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 48 years, and they are expected to continue.

As of  March 1,  1998,  there  were  1,559  Class A  shareholders,  234  Class B shareholders, and 31 Class C shareholders. The company repurchased 441,678 shares of Class B stock and 9,583 shares of Class C stock from retired employees or their estates in the 12 months ending March 1, 1998.

Established stock price and dividends declared during 1996 and 1997 were as follows:

         Stock Price
                  January 1, 1996 - March 23, 1996             $24.75
                  March 24, 1996 - September 21, 1996           26.00
                  September 22, 1996 - March 22, 1997           27.00
                  March 23, 1997 - September 20, 1997           28.50
                  September 21, 1997 - December 31, 1997        29.75

         Record  Date and Dividend Amount
                  March 23, 1996                              $   .50
                  September 21, 1996                              .50
                  March 22, 1997                                  .55
                  September 20, 1997                              .55

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                     PART II

Item 6.          Selected Financial Data


                      The Bureau of National Affairs, Inc.
             Consolidated Operating and Financial Summary: 1997-1993
              (Dollar amounts in thousands, except per share data)



                                   1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
Operating Revenues             $244,061  $232,632  $226,497  $215,491  $200,818
Operating Expenses              223,999   218,074   218,628   204,507   191,144
                               --------  --------  --------  --------  --------
Operating Profit                 20,062    14,558     7,869    10,984     9,674
Non-operating Income:
  Investment Income, net          7,957     6,989     6,452     4,614     5,759
  Other Income                      427        82     3,257       459       303
                               --------  --------  --------  --------  --------
Income from Operations Before
  Income Taxes                   28,446    21,629    17,578    16,057    15,736
Income Taxes                      8,885     7,041     5,487     4,397     4,482
                               --------  --------  --------  --------  --------
Net Income                     $ 19,561  $ 14,588  $ 12,091  $ 11,660  $ 11,254
                               ========  ========  ========  ========  ========
Profit Ratios (b):
  % of Operating Revenues           8.0       6.3       5.3       5.4       5.6
  % of Average Stockholders'
       Equity                      26.9      20.9      19.8      21.7      22.7
                               --------  --------  --------  --------  --------
Total Earnings per Share          2.24      1.65      1.38      1.36      1.32
Dividends per Share                1.10      1.00      0.94      0.90      0.90
                               ========  ========  ========  ========  ========
Balance Sheet Data:
  Total Assets                 $300,900  $299,311  $278,752  $270,599  $251,517
  Long-Term Debt                   --        --        --         107     1,332
                               ========  ========  ========  ========  ========
Employee Data:
  Number of Employees             1,893     1,915     1,863     1,854     1,796
  Total Employment Costs       $128,095  $124,322  $119,488  $120,599  $111,443
                               ========  ========  ========  ========  ========
Stockholder Data at Year-End:
  Book Value per Share         $   8.65  $   8.15  $   7.59  $   6.36  $   6.14
  Number of Stockholders          1,752     1,741     1,717     1,627     1,568
  Common Shares Outstanding
     (In thousands)               8,500     8,848     8,858     8,652     8,553
                               ========  ========  ========  ========  ========

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1997 vs. 1996 - Consolidated

Consolidated revenues of $244 million were up 4.9 percent from the prior year's $233 million. Operating profit of $20.1 million was significantly higher than last year. Net income, at $19.6 million, was a record high for the fourth straight year.

Service revenues (from subscriptions and online products) increased 2.1 percent over 1996 due to modest business growth in the combined subscription revenue base for print and electronic products. Revenues for electronic products continued to grow, while print products--although still the dominant service revenue source--declined. Service revenues were 84.1 percent of consolidated revenues in 1997 and 86.4 percent in 1996. Non-service revenues (from software, outside printing, training media, books, and other units) increased by 22.5 percent. Large revenue increases were recorded for each of these units. Increases in non-service revenues in 1998 are not expected to continue at such high levels.

Consolidated operating expenses were only 2.7 percent higher in 1997 than in 1996. Services expenses were essentially unchanged. Increases in salaries and staffing costs were offset by lower distribution and selling expenses.

Thirteen new subscription services were launched in 1997. Development expenses for new products, improvements on existing products, and new delivery methods were $4.6 million compared to $6.4 million in 1996. Operating expenses in 1997 also include an identifiable $5.1 million for developing improved business and publishing systems and the write-off of an abandoned business system. Non-service operating expenses were 23.5 percent higher in 1997, primarily for increased royalties, production costs, and selling expenses related to the higher sales activity.

Investment income was 13.9 percent higher than in 1996 due to larger portfolios. Other non-operating income for 1997 included a gain of $.4 million on the sale of a publication.

The consolidated federal, state, and local effective income tax rate was 31.2 percent in 1997 compared to 32.6 percent in 1996.

Earnings per share were $2.24 per share compared to $1.65 per share in 1996.


                                                                   (Continued)

1996 vs. 1995 - Consolidated

Consolidated revenues of $233 million were up 2.7 percent from the prior year's $226 million. Operating profit of $14.6 million was significantly higher than last year. Net income, also at $14.6 million, was a record high for the third straight year.

Service revenues (from subscriptions and online products) increased 2.6 percent over 1995 due to modest business growth in the combined subscription revenue base for print and CD-ROM products. This slower growth rate is the result of slightly lower renewal rates, federal government budget uncertainties early in the year, and lower new sales in the major CD-ROM products launched over the past three years. Higher online service revenues from renegotiated agreements mitigated the decline in total subscription growth. Service revenues were 86.4 percent of consolidated revenues in both 1996 and 1995. Non-service revenues (from software, outside printing, training media, books, and other units) increased by 3.3 percent. The increase resulted from large increases for outside printing and books, a small increase for software, and a reduction for training media.

Consolidated operating expenses were slightly lower in 1996 than in 1995. For services, expense increases occurred in salaries and staffing costs and CD-ROM production and royalty costs related to growing circulation and new products. Selling expenses and initial fulfillment expenses, related to new sales, were lower in 1996. The 1995 expenses had included a $2.1 million charge for a change in accounting for advertising expenses (as discussed in Note 2 to the financial statements). On a more comparable basis, excluding the advertising charge, operating expenses increased only 0.7 percent over the prior year and the comparable operating profit increased 46.7 percent.

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

                                                                   (Continued)

Deferred Tax Assets

The Company has recorded $19.2 million of net deferred tax assets as of year-end 1997. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has a consistent history of profitability and taxable income, and management believes this trend will continue. In the opinion of management, it is more likely than not that the existing deferred tax assets will be realized in future years, and no valuation allowance is necessary.

Financial Resources and Cash Flows

The Company maintains its financial reserves in cash and investment securities, which, along with its operating cash flows, are sufficient to fund ongoing cash expenditures for operations and to support employee ownership. Cash provided from operating activities increased 18 percent to $35.1 million in 1997, reflecting a 6.2 percent increase in collections, and 4.5 percent increase in expenditures.

Cash outlays for investing activities netted to $14.7 million, reflecting $8.8 million reinvested in the Company's investment portfolio and capital expenditures of $5.9 million. Capital expenditures for 1998 are budgeted to be over $7 million, excluding the 1998 purchase of a publishing company discussed below.

Cash used for financing activities netted to $19.9 million. The Company paid $15.5 million for repurchases of Class A, Class B, and Class C capital stock, including $10 million paid to the estates of retirees. Sales of Class A capital stock to employees of $5.3 million partially offset the large repurchases. In addition, the Company paid cash dividends of $9.7 million in 1997. During 1998, the Company will redeem over $8 million of Class B and Class C stock, which is expected to again exceed sales of capital stock to employees.

With $144.2 million in cash and investment portfolios and no term debt at year-end 1997, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, capital expenditures, debt repayments, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity. This capacity was partially utilized for financing the 1998 acquisition discussed below.

Subsequent Event

In January 1998, the Company purchased all of the outstanding stock of the Institute of Management & Administration, Inc. (IOMA), a newsletter publisher, for a total cost of $17.8 million in cash and the guarantee of $1.4 million of IOMA liabilities.

The acquisition was financed with Company funds and a $15 million unsecured bank loan. Although no principal payments are required in 1998, the Company may make such payments if it is determined to be in the Company's best interests. IOMA is profitable and is expected to continue to be so. However, the acquisition is expected to be initially dilutive to the Company's net income because the negative effects of interest expense and the amortization of intangible assets and goodwill are expected, for several years, to exceed IOMA earnings.

                                                                    (Continued)

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of certain of the Company's older computer programs to properly recognize a date using "00" for the applicable year as the year 2000 rather than the year 1900. This could cause miscalculations or other business disruptions.

For the last several years, the Company has been replacing its business and publishing systems. The publishing systems are all operational and are Year 2000 compliant (all data residing on one non-compliant system is scheduled to be migrated off by 1999). Most of the business systems must be replaced with Year 2000 compliant systems. The new business systems are in various stages of completion, but are expected to be operational by mid-1999. The cost to complete these projects is expected to be $2.5 million over the next two years. Some business systems will not be replaced, but will be made Year 2000 compliant with code changes. The cost of remediation, including code modification, testing and implementation, is expected to be approximately $3.8 million over the next two years. Because the Company has already been incurring substantial systems expenses over the last several years, the 1998-1999 expenses related to Year 2000 compliance are not expected to materially impact the Company's financial results.

The Company believes that, when operational, the new systems and remediation projects will solve the Year 2000 compliance problem. However, if the projects are not completed on a timely basis, Year 2000 non-compliance could have a material impact on the operations of the Company.

Accounting Pronouncement

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, which requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. Upon adoption, financial statements for earlier periods provided for comparative purposes must be restated. The Company plans to adopt this statement in 1998.

                                     PART II


Item 8.           Financial Statements and Supplementary Data











                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    s\ KPMG Peat Marwick LLP
                                    ------------------------
                                    KPMG Peat Marwick LLP

Washington, D.C.
February 20, 1998

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                            (In thousands of dollars)


                                     ASSETS

                                                             December 31,
                                                        ------------------
                                                            1997      1996
                                                        --------  --------
CURRENT ASSETS:
Cash and cash equivalents (Note 4)                      $ 19,421    $ 18,898
Short-term investments (Note 4)                            9,013       9,306
Receivables (Note 8)                                      41,307      45,111
Inventories (Note 8)                                       5,440       5,397
Prepaid expenses                                           3,368       4,240
Deferred selling expenses (Note 2)                        23,244      23,841
                                                        --------    --------

Total current assets                                     101,793     106,793

MARKETABLE SECURITIES (Note 4)                           115,809     108,020
PROPERTY AND EQUIPMENT (Note 8)                           47,852      49,557
DEFERRED INCOME TAXES (Note 7)                            22,296      22,341
GOODWILL (Note 6)                                          8,924       9,237
OTHER ASSETS (Note 8)                                      4,226       3,363
                                                        --------    --------

Total assets                                            $300,900    $299,311
                                                        ========    ========

                                                               (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                            (In thousands of dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,
                                                        ---------------------

                                                             1997        1996
                                                        ---------   ---------
CURRENT LIABILITIES:
Payables and accrued liabilities (Note 8)               $  33,529   $  37,328
Deferred income taxes (Note 7)                              3,120       3,635
Deferred subscription revenue (Note 2)                    121,934     119,821
                                                         ---------  ---------

Total current liabilities                                 158,583     160,784

POSTRETIREMENT BENEFITS, less current portion
  (Note 3)                                                 65,410      63,487
OTHER LIABILITIES                                           3,356       2,915
                                                        ---------   ---------

Total liabilities                                         227,349     227,186
                                                        ---------   ---------

COMMITMENTS AND CONTINGENCIES (Notes 9 & 10)

STOCKHOLDERS' EQUITY (Notes 4 & 10):
Common stock issued, $1.00 par value
  Class A - 6,478,864 shares                                6,479       6,479
  Class B - 4,926,973 shares                                4,927       4,927
  Class       506,336 shares                                  506         506
Additional paid-in capital                                 35,668      31,772
Retained earnings                                          60,242      50,369
Treasury stock, at cost                                   (37,329)    (23,178)
Net unrealized gain on marketable securities                3,126       1,348
Foreign currency translation adjustment                       (68)        (98)
                                                        ---------   ---------

Total stockholders' equity                                 73,551      72,125
                                                        ---------   ---------

Total liabilities and stockholders' equity              $ 300,900   $ 299,311
                                                        =========  ==========


                See accompanying notes to consolidated financial
                                  statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                            (In thousands of dollars)


                                                            Percent of Operating
                                                                  Revenue
                                                            -----  -----  -----

                                  1997      1996      1995   1997   1996   1995
                              --------  --------  --------  -----  -----  -----

OPERATING REVENUES (Notes 1
   and 2)                     $244,061  $232,632  $226,497  100.0% 100.0% 100.0%
                              --------  --------  --------  -----  -----  -----

OPERATING EXPENSES (Notes 1,2,3,6,8 and 9):
  Editorial, production, and
    distribution               134,179   131,295   128,671   55.0   56.4   56.8
  Selling, including $2,055
    in 1995 for effect of
    advertising adjustment      51,362    50,828    57,172   21.0   21.9   25.2
  General and administrative    36,371    34,681    31,819   14.9   14.9   14.1
  Profit sharing                 2,087     1,270       966    0.9    0.5    0.4
                              --------  --------  --------  -----  -----  -----

                               223,999   218,074   218,628   91.8   93.7   96.5
                              --------  --------  --------  -----  -----  -----

OPERATING PROFIT                20,062    14,558     7,869    8.2    6.3    3.5
                              --------  --------  --------  -----  -----  -----

NON-OPERATING INCOME:
  Investment income (Note 4)     7,957     6,989     6,452    3.2    3.0    2.8
  Other income (Note 5)            427        82     3,257    0.2     --    1.4
                              --------  --------  --------  -----  -----  -----

TOTAL NON-OPERATING INCOME       8,384     7,071     9,709    3.4    3.0    4.2
                              --------  --------  --------  -----  -----  -----

INCOME BEFORE PROVISION FOR
  INCOME TAXES                  28,446    21,629    17,578   11.6    9.3    7.7

PROVISION FOR INCOME TAXES
   (Note 7)                      8,885     7,041     5,487    3.6    3.0    2.4
                              --------  --------  --------  -----  -----  -----

NET INCOME                    $ 19,561  $ 14,588  $ 12,091    8.0%   6.3%   5.3%
                              ========  ========  ========  =====  =====  =====

EARNINGS PER SHARE (Note 10)  $   2.24  $   1.65  $   1.38
                              ========  ========  ========

                See accompanying notes to consolidated financial
                                  statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                            (In thousands of dollars)


                                                  1997       1996       1995
                                               ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $ 19,561   $ 14,588   $ 12,091
  Items with different cash requirements
    than that reflected in net income
      Deferred subscription revenue               2,445      2,295     (2,431)
      Depreciation and amortization               8,798      8,887     10,216
      Accrued postretirement benefits expense     2,133      7,357      2,096
      Provision for deferred income taxes        (1,530)    (4,110)    (3,713)
      Deferred selling expenses                     465      1,385      7,701
      (Gain) on sales of securities                (948)      (542)      (672)
      (Gain) on disposals of property                (7)       (24)    (2,223)
      (Gain) on sales of publishing assets         (420)       (58)      (981)
      Others                                        197        233         22
  Changes in operating assets and liabilities
      Receivables                                 3,947     (1,970)     5,876
      Payables and accrued liabilities              642      2,643     (1,634)
      Inventories                                   (47)       871        551
      Film production costs                        (140)       (70)      (184)
      Other assets and liabilities--net              29     (1,730)    (1,276)
                                               ---------  ---------   --------

Net cash provided from operating activities      35,125     29,755     25,439
                                               ---------  ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures
  Purchases of equipment and furnishings         (5,670)    (4,002)    (4,574)
  Building improvements                            (256)      (132)      (664)
  Proceeds from the sales of property                17         37      3,367
  Proceeds from sales of publishing assets          184         17        943
  Purchase of publishing assets                    (185)        --         --
                                               ---------  ---------   --------

  Net cash used for capital expenditures         (5,910)    (4,080)      (928)
                                               ---------  ---------  ---------


                                                                    (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                            (In thousands of dollars)


                                                    1997       1996       1995
                                               ---------- ---------- ----------
 Securities investments
  Proceeds from sales and maturities              58,075     75,250     75,373
  Purchases                                      (66,824)   (90,587)   (90,983)
                                               ---------- ---------- ----------

  Net cash used for securities investments        (8,749)   (15,337)   (15,610)
                                               ---------- ---------- ----------
Net cash used for investing activities           (14,659)   (19,417)   (16,538)
                                               ---------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of capital stock to employees              5,313      5,306      6,385
  Purchases of treasury stock                    (15,568)    (5,625)    (1,590)
  Dividends paid                                  (9,688)    (8,884)    (8,254)
  Repayment of borrowings                           --         --         (107)
                                               ---------- ---------- ----------

  Net cash used for financing activities         (19,943)    (9,203)    (3,566)
                                               ---------- ---------- ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            523      1,135      5,335

CASH AND CASH EQUIVALENTS, beginning of year      18,898     17,763     12,428
                                               ---------- ---------- ----------

CASH AND CASH EQUIVALENTS, end of year          $ 19,421   $ 18,898   $ 17,763
                                               ========== ========== ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                 $     41   $     23   $     95
  Income taxes paid                                9,490     10,884      8,121



                See accompanying notes to consolidated financial
                                  statements.


                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                            (In thousands of dollars)





                                                       Capital Stock Issued        Additional
                                                  -------------------------------    Paid-In   Retained     Treasury
                                                    Class A    Class B    Class C    Capital   Earnings      Stock       Other
                                                  ---------  ---------  ---------  ---------  ----------  ----------  -----------
BALANCE, January 1, 1995                          $   6,479  $   4,927  $     506  $  22,722  $  40,828    $(18,604)  $  (1,815)
 Sale of Class A treasury shares to employees          --         --         --        4,973       --         1,412        --
 Repurchase of shares                                  --         --         --         --         --        (1,590)       --
 Net income                                            --         --         --         --       12,091        --          --
 Cash dividends--$.94 per share                        --         --         --         --       (8,254)       --          --
 Change in net unrealized gain (loss) on
   marketable securities                               --         --         --         --         --          --         3,478
 Currency translation adjustment                       --         --         --         --         --          --            45
                                                  ---------  ---------  ---------  ---------  ----------  ----------  ----------

BALANCE, December 31, 1995                            6,479      4,927        506     27,695     44,665     (18,782)      1,708
 Sale of Class A treasury shares to employees          --         --         --        4,077       --         1,229        --
 Repurchase of shares                                  --         --         --         --         --        (5,625)       --
 Net income                                            --         --         --         --       14,588        --          --
 Cash dividends--$1.00 per share                       --         --         --         --       (8,884)       --          --
 Change in net unrealized gain (loss) on
   marketable securities                               --         --         --         --         --          --          (408)
 Currency translation adjustment                       --         --         --         --         --          --           (50)
                                                  ---------  ---------  ---------  ---------  ----------  ---------   ----------

BALANCE, December 31, 1996                            6,479      4,927        506     31,772  $  50,369   $ (23,178)  $   1,250
 Sale of Class A treasury shares to employees          --         --         --        3,896       --         1,417        --
 Repurchase of shares                                  --         --         --         --         --       (15,568)       --
 Net income                                            --         --         --         --       19,561        --          --
 Cash dividends--$1.10 per share                       --         --         --         --       (9,688)       --          --
 Change in net unrealized gain (loss) on
   marketable securities                               --         --         --         --         --          --         1,778
 Currency translation adjustment                       --         --         --         --         --          --            30
                                                   --------- ---------- ---------  ---------  ----------  ----------  ----------

BALANCE, December 31, 1997                        $   6,479  $   4,927  $     506  $  35,668  $  60,242   $ (37,329)  $   3,058
                                                  ========== ========== =========  =========  ==========  ==========  ==========


    See accompanying notes to consolidated financial statements.



                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



(1)      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the "Parent"), and its subsidiaries (consolidated, the "Company"). The Company operates primarily in the business information publishing industry. Operations consist primarily of the production and marketing of specialized labor, legal, economic, tax, health care, and other regulatory information services in print and electronic formats, and outside printing services. Activities in other industry segments provide less than 10 percent of total revenues. Customers are primarily lawyers, accountants, business executives, human resource professionals, health care administrative professionals, labor unions, trade associations, educational institutions, government agencies, and libraries. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have ten percent or more of its assets in foreign locations.

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

During 1995, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-7, "Reporting on Advertising Costs", which requires that advertising costs be expensed as incurred. Prior to 1995, the Company's policy was to defer and amortize these costs in the same manner as field selling costs. The adoption of SOP 93-7 increased 1995 operating expenses because $5,379,000 of currently incurred advertising costs were expensed, and in addition, $2,055,000 of previously deferred advertising costs were also required to be expensed. The effect of expensing 1995 advertising costs as incurred, compared to the prior amortization method, was to decrease 1995 net income by $1,064,000, or $0.12 per share. Advertising expense in 1997 and 1996 was $5,488,000, and $5,302,000, respectively.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(3)      EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension plans covering employees of the Parent and certain subsidiaries. Benefits are based on years of service and average annual compensation for the highest paid five years during the last 10 years of service. The plans provide for five-year cliff vesting.

The Company's funding practice is to contribute amounts which, at a minimum, satisfy ERISA requirements. No contributions were allowed in 1996 due to Internal Revenue Service funding limitations. The Company contributed $872,000 in 1997, and $3,899,000 in 1995.

Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):


                                                   1997      1996        1995
                                               ---------  ---------  ---------

Service cost benefits earned during the year   $  3,862   $ 4,131    $  3,207
Interest cost                                     5,769     5,437       4,939
Actual return on plan assets during the year
   (gain) loss                                  (13,437)   (8,719)    (14,287)
Net asset gain (loss) deferred for later
   recognition                                    7,786     3,427      10,146
Amortization of transition assets and
   unrecognized prior service costs                (101)     (117)       (174)
                                               --------   --------   ---------

Net pension expense                            $  3,879   $ 4,159    $  3,831
                                               ========   ========   =========


                                                                    (Continued)

The  following  table  sets  forth  the  funded  status  of the  plans  and  the
liabilities   recognized  in  the  Company's  Consolidated  Balance  Sheets  (in
thousands of dollars, except percentages):


                                                              December 31,
                                                       ---------   ---------
                                                           1997        1996
                                                       ---------   ---------

Actuarial present value of benefit obligations:
   Vested benefits                                     $ 49,340    $ 48,228
   Nonvested benefits                                    13,700      10,846
                                                       ---------   ---------

Accumulated benefit obligation                           63,040      59,074
Projected future compensation                            21,386      18,924
                                                       ---------   ---------

Projected benefit obligation                             84,426      77,998
Plan assets at fair value                                81,146      72,055
                                                       ---------   ---------

Projected benefit obligation in excess of
  plan assets                                             3,280       5,943
Unrecognized net asset                                    1,878       2,253
Unrecognized net gain (loss)                             11,594       5,917
Unrecognized prior service cost                          (1,765)     (2,029)
                                                       ---------   ---------
Accrued pension liability                                14,987      12,084
  Less--Current Portion                                     105        --
                                                       ---------   ---------

Long-term portion                                      $ 14,882    $ 12,084
                                                       =========   =========

Assumed discount rate                                      6.75%       7.25%
Assumed rate of compensation increase                       5.0%        5.0%
Expected long term rate of return on assets                 8.0%        8.0%


Plan assets include equity securities, fixed income securities, and temporary investments. Calculations of benefit obligations as of December 31, 1997, have been estimated by an independent actuary and are subject to revision upon completion of a detailed actuarial study.

In addition, some acquired subsidiaries have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Total contributions under these plans were $946,000 in 1997, $825,000 in 1996, and $775,000 in 1995.

The Company also has a cash profit sharing plan based on operating income before taxes, as defined, covering employees of the Parent and certain subsidiaries. Profit sharing expense was $2,087,000 in 1997, $1,270,000 in 1996, and $966,000
in 1995.


                                                                    (Continued)

In addition to providing pension benefits, the Company extends certain health care and life insurance benefits (other postretirement benefits) to retired employees. Most of the Company's employees are eligible for these benefits if they retire while working for the Company. The Company's policy is to fund these benefits either as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust established in 1997. The company contributed $3,000,000 to the VEBA in 1997.

Other postretirement benefits expense is recorded in accordance with financial reporting standards which require that the present value of these benefits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):


                                                   1997       1996       1995
                                               ---------  ---------  ---------

Service cost benefits earned during the year   $  1,659      1,980   $  1,505
Interest cost                                     2,609      2,636      2,493
Unrecognized prior service cost                     (55)       (55)      --
Amortization of net gain                           (793)      (451)      (844)
                                               ---------  ---------  ---------

Other postretirement benefits expense          $  3,420      4,110   $  3,154
                                               =========  =========  =========

The following table sets forth the liabilities for these benefits recognized in the Company's Consolidated Balance Sheets (in thousands of dollars):



                                                           December 31,
                                                       --------    --------
                                                           1997        1996
                                                       --------    --------

Actuarial present value of benefit obligation:
  Retirees                                             $ 13,466    $ 13,199
  Fully eligible active plan participants                 1,432       1,260
  Other active plan participants                         25,887      20,478
                                                       --------    --------

Accumulated benefit obligation                           40,785      34,937
Plan assets at fair value                                 3,000        --
                                                       --------    --------
Projected benefit obligation in excess of
  plan assets                                            37,785      34,937
  Unrecognized net gain                                  13,408      16,976
  Unrecognized prior service cost                           517         567
                                                       --------    --------

Accrued other postretirement benefits liability          51,710      52,480
  Less--current portion                                   1,182       1,077
                                                       --------    --------

Long-term portion                                      $ 50,528    $ 51,403
                                                       ========    ========

Assumed discount rate                                      6.75%       7.25%
Assumed rate of compensation increase                       5.0%        5.0%


                                                                    (Continued)

Calculations of benefit obligations as of December 31, 1997, have been estimated by an independent actuary and are subject to revision upon completion of a detailed actuarial study. The December 31, 1997 accumulated benefit obligation was determined using an assumed health care cost trend rate of 5.5 percent in 1998, declining to 4.5 percent per year in the year 2001 and thereafter over the projected payout period of the benefits.

The effect of a one percent increase in the health care cost trend rate at December 31, 1997 would have resulted in a $7,053,000 increase in the accumulated benefit obligation and a $876,000 increase in the 1997 postretirement benefit expense.


(4)      INVESTMENTS AND INVESTMENT INCOME

Cash and investments were as follows (in thousands of dollars):

                                                           December 31,
                                                       --------    --------
                                                           1997        1996
                                                       --------    --------

Cash and cash equivalents                              $ 19,421    $ 18,898
Short-term investments                                    9,013       9,306
Marketable securities                                   115,809     108,020
                                                       --------    --------

Total                                                  $144,243    $136,224
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

Investment income consisted of the following (in thousands of dollars):


                                                   1997       1996      1995
                                               ---------  --------- ---------


Interest income                                $  5,380   $  4,929  $  4,906
Dividend income                                   1,688      1,541       969
Net gain on sales of securities                     948        542       672
Interest expense                                    (59)       (23)      (95)
                                               ---------  --------- ---------

Total                                          $  7,957   $  6,989  $  6,452
                                               =========  ========= =========


Proceeds from the sales and maturities of securities were $58,075,000, $75,250,000, and $75,373,000 in 1997, 1996, and 1995, respectively. Gross realized gains and (losses) from these sales were $1,096,000 and $(149,000) in 1997, $713,000 and $(171,000) in 1996, and $867,000 and $(195,000) in 1995. The
specific identification method is used in computing realized gains and losses.


                                                                    (Continued)

The Company's investment securities have been classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):



                                              Gross        Gross
                                 Amortized  Unrealized   Unrealized     Fair
December 31, 1997                   Cost       Gain        Losses       Value
                                ----------  ----------   ----------   --------

Equity securities                 $ 26,067    $  1,776    $     --    $ 27,843
U.S. Government securities           6,014           7          (5)      6,016
Municipal bonds                     83,558       3,013         (77)     86,494
Corporate debt                       4,406          70          (7)      4,469
                                  --------    --------    ---------   --------

Total                             $120,045    $  4,866    $    (89)   $124,822
                                  ========    ========    =========   ========


December 31, 1996

Equity securities                 $ 30,716    $    872    $   (113)   $ 31,475
U.S. Government securities           6,403          28         (55)      6,376
Municipal bonds                     76,651       1,448         (76)     78,023
Corporate debt                       1,481        --           (29)      1,452
                                  --------    --------    --------    --------

Total                             $115,251    $  2,348    $   (273)   $117,326
                                  ========    ========    ========    ========


The differences between amortized cost and fair value result in unrealized gains or losses, which are reported, net of tax, as a separate component of Stockholders' Equity.

Fair values of the Company's investment securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 1997 were as follows (in thousands of dollars):


                                                 Amortized            Fair
                                                   Cost              Value
                                                 ---------          --------


Within one year                                  $  8,914          $  9,013
One through five years                             32,946            33,370
Five through ten years                             24,225            25,351
Over ten years                                     27,892            29,245
                                                 --------          --------

Total                                            $ 93,977          $ 96,979
                                                 ========          ========

(5)      OTHER INCOME

Other income was comprised of the following (in thousands of dollars):



                                                   1997      1996       1995
                                               --------   -------   --------


Gain on sales of publishing assets             $    420   $    58   $    981
Gain on sale of land                                 --        --      2,408
Gain (loss) on disposals of other property
   and equipment                                      7        24       (185)
Other                                                --        --         53
                                               --------   -------   --------

Total                                          $    427   $    82   $  3,257
                                               ========   =======   ========



(6)      GOODWILL

Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amortization of $4,209,000 in 1997 and $3,896,000 in 1996.

Goodwill acquired prior to November 1, 1970, in the amount of $634,000, is not being amortized because, in management's opinion, it has continuing value. Other goodwill is amortized on a straight-line basis, using forty years. Amortization expense was $313,000 for 1997, 1996, and 1995.


(7)      INCOME TAXES

The total income tax expense (benefit) was allocated as follows (in thousands of dollars):


                                                   1997      1996       1995
                                               --------   --------  --------


Income Statement-Provision for Income Taxes $ 8,885 $ 7,041 $ 5,487 Stockholders' Equity--Change in:
  Unrealized gain (loss) on marketable
    securities                                      957      (220)     1,873
  Foreign currency translation adjustment            16       (27)        24
                                               --------   --------  --------

Total                                          $  9,858   $ 6,794   $  7,384
                                               ========   ========  ========

                                                                   (Continued)

The provision for income taxes consisted of the following (in thousands of dollars):



                                                   1997      1996       1995
                                               --------   --------  ---------
Taxes currently payable:
   Federal                                     $  9,158   $ 9,365   $  7,933
   State and local                                1,257     1,786      1,267
                                               --------   --------  ---------

                                                 10,415    11,151      9,200
                                               --------   --------  ---------
Deferred tax provision:
   Federal                                         (927)   (3,364)    (3,007)
   State and local                                 (603)     (746)      (706)
                                               --------   --------  ---------

                                                 (1,530)   (4,110)    (3,713)
                                               --------   --------  ---------

Total                                          $  8,885   $ 7,041   $  5,487
                                               ========   ========  =========

Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:



                                                  Percent of Pretax Income
                                               ----------------------------

                                                   1997      1996       1995
                                               ---------  --------  ---------

Federal statutory rate                             35.0%     35.0%      35.0%
State and local income taxes, net of Federal
   income tax benefit                               1.7       3.1        2.1
Goodwill amortization and other
   nondeductible expenses                           1.2       1.5        1.8
Tax exempt interest exclusion                      (4.9)     (5.3)      (6.7)
Dividends received exclusion                       (1.5)     (1.7)      (1.3)
Others, net                                        (0.3)       --        0.3
                                                --------   -------   --------

Total                                              31.2%     32.6%      31.2%
                                                ========   =======   ========



                                                                    (Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):


                                                              December 31,
                                                      ------------------------
                                                          1997           1996
                                                      ---------      ---------
Deferred tax assets:
   Other postretirement benefits                      $ 20,828       $ 20,998
   Pension expense                                       6,143          4,917
   Inventories                                           2,070          1,965
   Annual leave                                          1,871          1,822
   Others                                                2,308          2,314
                                                      ---------      ---------

Total deferred tax assets                               33,220         32,016
                                                      ---------      ---------

Deferred tax liabilities:
   Deferred selling expenses                            (9,169)        (9,401)
   Depreciation                                         (2,859)        (3,066)
   Others                                               (2,016)          (843)
                                                      ---------      ---------

Total deferred tax liabilities                         (14,044)       (13,310)
                                                      ---------      ---------

Net deferred tax assets                               $ 19,176       $ 18,706
                                                      =========      =========


In the opinion of management, it is more likely than not that the deferred tax assets will be realized in future years, and no valuation allowance is necessary.


(8)      OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):



                                                           1997        1996
                                                       ---------   ---------
          Receivables:
             Customers                                 $ 37,958    $ 40,150
             Others                                       4,925       6,619
             Allowance for doubtful accounts             (1,576)     (1,658)
                                                       ---------   ---------

          Total                                        $ 41,307    $ 45,111
                                                       =========   =========

                                                                   (Continued)

                                                           1997        1996
                                                       --------    --------
          Inventories
             Materials and supplies                    $  3,742    $  3,213
             Work in process                                218         466
             Finished goods                               1,480       1,718
                                                       --------    --------

          Total                                        $  5,440    $  5,397
                                                       ========    ========

Inventories are valued at the lower of cost (principally average cost method) or market.



                                                           1997        1996
                                                       ---------   ---------
Property and Equipment (at cost):
   Land                                                $  4,250    $  4,250
   Buildings and improvements                            49,197      48,941
   Furniture, fixtures and equipment                     63,195      60,273
   Accumulated depreciation                             (68,790)    (63,907)
                                                       ---------   ---------

                                                       $ 47,852    $ 49,557
                                                       =========   =========


The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements and 5 to 11 years for furniture, fixtures and equipment. Depreciation expense was $7,358,000 in 1997, $7,577,000 in 1996, and $8,761,000 in 1995. Expenditures
for maintenance and repairs are expensed while major replacements and improvements are capitalized.



                                                           1997        1996
                                                       --------    --------
 Other Assets:
   Amortizable assets--
     Customer lists                                    $    620    $    607
     Film production costs                                  498         850
     Lease commissions                                      307         360
     State information database                           1,000          --
     Software                                             1,299       1,194
     Other                                                  197          --
                                                       --------    --------

                                                          3,921       3,011
Notes and other receivables                                 305         352
                                                       --------    --------

Total                                                  $  4,226    $  3,363
                                                       ========    ========



                                                                    (Continued)

Film production costs are amortized using the revenue forecast method. Other amortizable assets are expensed evenly over their respective estimated lives, ranging from 3 to 10 years. Amortization expense for these assets was $1,127,000 in 1997, $997,000 in 1996, and $1,142,000 in 1995.

Accumulated amortization for customer lists was $789,000 in 1997 and $617,000 in 1996.

                                                           1997        1996
                                                       --------    --------
 Payables and accrued liabilities:
   Accounts payable                                    $ 18,060    $ 22,551
   Employee compensation and benefits                    13,321      13,503
   Postretirement benefits                                1,182       1,077
   Income taxes                                             966         197
                                                       --------    --------

Total                                                  $ 33,529    $ 37,328
                                                       ========    ========



(9)      COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable operating leases for office space, computing and office equipment, and vehicles. Total rent expense was $4,786,000 in 1997, $3,944,000 in 1996, and $3,851,000 in 1995.

As of December 31, 1997, future minimum lease payments under non-cancelable operating leases were as follows: 1998 - $4,869,000; 1999 - $4,683,000; 2000
-$3,533,000; 2001 - $3,289,000; 2002 - $3,269,000; thereafter - $14,201,000.

The Company has a $1,500,000 unsecured line of credit. As of December 31, 1997, $400,000 of the line had been used to secure a letter of credit.

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

 (10)    STOCKHOLDERS' EQUITY

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 1997 and 1996, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000, respectively.

The Company's commitment to employee ownership is supported by its policy to repurchase all Class B and Class C stock tendered by shareholders. As of December 31, 1997, the total market value of Class B and Class C stock known or expected to be tendered in the future was as follows: 1998-- $7,970,000; 1999--none, 2000--$29,000, 2001--none, 2002--$924,000, 2003--$219,000, and
2004--$7,811,000. The Company, as a matter of policy, is also committed to repurchase any Class A stock tendered by shareholders to the Stock Purchase & Transfer Plan Trustee which the Trustee is unable to purchase with proceeds from the sale of Class A stock to employees.

Treasury share transactions were as follows:

                                                   Treasury Stock Shares
                                            ------------------------------------

                                              Class A      Class B      Class C
                                            ----------   ----------   ----------
Balance, January 1, 1995                     3,077,433      107,551       75,448

Sale of Class A shares to employees           (271,896)        --           --
Repurchase of shares                              --         56,793        9,245
Conversion of Class A shares to Class
   B shares                                    109,573     (109,573)        --
                                            ----------   ----------   ----------

Balance, December 31, 1995                   2,915,110       54,771       84,693

Sale of Class A shares to employees           (204,932)        --           --
Repurchase of shares                            29,490      177,780        6,964
Conversion of Class A shares to Class
   B shares                                    148,092     (148,092)        --
                                            ----------   ----------   ----------

Balance, December 31, 1996                   2,887,760       84,459       91,657

Sale of Class A shares to employees           (185,961)        --           --
Repurchase of shares                           114,189      408,999       11,266
Conversion of Class A shares to Class
   B shares                                    143,773     (143,773)        --
                                            ----------   ----------   ----------

Balance, December 31, 1997                   2,959,761      349,685      102,923
                                            ==========   ==========   ==========


                                                                    (Continued)

Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 8,733,778 in 1997, 8,859,586 in 1996, and 8,759,516 in 1995.

Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reflected, net of taxes, directly in Stockholders' Equity in the accompanying Consolidated Balance Sheets.


(11)     SUBSEQUENT EVENT

In January, 1998, the Company purchased all of the outstanding stock of the Institute of Management & Administration, Inc. (IOMA), a newsletter publisher, for a total cost of $17.8 million in cash and the guarantee of $1.4 million of IOMA liabilities. The purchase cost will be assigned to assets, primarily intangible assets, based on the Company's assessment of their respective values, and to goodwill.

The acquisition was partially financed with a $15 million unsecured bank loan. Half of the outstanding principal is due in 2003 and the remainder in 2004. The operative interest rate on the loan is the London Interbank Offered Rate plus
 .2%; the initial rate, effective through mid-April 1998, is 5.825%.

IOMA is profitable and is expected to continue to be so. However, the acquisition is expected to be dilutive to the Company's net income because the negative effects of interest expense and the amortization of intangible assets and goodwill are expected, for several years, to exceed IOMA earnings.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                           (In Thousands of Dollars)


--------------------------------------------------------------------------------
             Column A        Column B         Column C      Column D    Column E
--------------------------------------------------------------------------------
                                          Additions
                                      ---------------------
                                        (1)       (2)
                                      ---------------------

                                                Charged to
                           Balance at Charged to   Other              Balance at
                            Beginning Costs and Accounts-- Deductions--   End of
            Description     of Period Expenses  Describe     Describe     Period
--------------------------------------------------------------------------------
VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY
APPLY:
---------------------------


Allowance for Doubtful
  Accounts Receivable:
 Year ended December 31,
   1997                        $1,658    $841    $107 (a)    $816 (b)     $1,576
 Year ended December 31,
   1996                         1,628     742      92 (a)     804 (b)      1,658
 Year ended December 31,
   1995                         1,446     860      62 (a)     740 (b)      1,628






Notes: (a) Charged to deferred  subscription  revenue;  portion of allowance for doubtful  accounts  receivable  not included in revenues.
       (b) Net accounts written off.

                                     PART II


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1997 or through the date of this Form 10K.


                                    PART III


Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 1997. Such information is incorporated herein by reference.


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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K

                  The following documents are filed as part of this report.



(a) (1)  Financial Statements:

               Report of Independent Auditors                         21

                  Consolidated Balance Sheets as of December 31,      22
                    1997 and 1996.

                  Consolidated Statements of Income,  Consolidated    24
                    Statements of Cash Flows, and Consolidated
                    Statements of Changes in Stockholders' Equity for each of the years ended December 31, 1997, 1996, and 1995

                  Notes to Consolidated Financial Statements          28


   (2)   Financial Statement Schedule:

                  Report of Independent Auditors as to the            21
                    financial statement schedule

                  VIII     Valuation and Qualifying Accounts
                            and Reserves                              41



                  All  other   schedules  are  omitted   because  they  are  not
                  applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits:

          3.1     Certificate of Incorporation, as amended***

          3.2     By laws, as amended*

         11 Statement re: Computation of Per Share Earnings is contained in the 1997 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 10, "Stockholders' Equity," at page 39 of this Form 10-K.

         22       Subsidiaries of the Registrant.*

         28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 18, 1998**

         28.2 Annual Report on Form 11-K related to the Company's Deferred Stock Purchase Plan for the fiscal year ended December 31, 1997.*

         *        Filed herewith.

         ** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 1997.

         *** Incorporated by reference to the Company's 1993 Form 10-K, Commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                  Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)               Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE BUREAU OF NATIONAL AFFAIRS, INC.


                   By:    s\Paul N. Wojcik
                          ----------------
                          Paul N. Wojcik, Chief Executive Officer

                     Date: March 12, 1998
                           --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


By:   s\Paul N. Wojcik                  By:    s\George J. Korphage
      ----------------                         --------------------
      Paul N. Wojcik,                          George J. Korphage,
      President and Chief Executive            Vice President and Chief
      Officer                                  Financial Officer
      Director                                 (Chief Accounting Officer)
                                               Director

Date: March 12, 1998                    Date:  March 12, 1998
      --------------                           --------------


By: s\William A. Beltz        3/12/98     By:  s\Gregory C. McCaffrey   3/12/98
    ------------------        -------          ----------------------   -------
    William A. Beltz          Date             Gregory C. McCaffrey     Date
    Chairman of the Board of Directors         Director

By: s\Jacqueline M. Blanchard 3/12/98     By:  s\Frederick A. Schenck   3/12/98
    ------------------------- -------          ----------------------   -------
    Jacqueline M. Blanchard   Date             Frederick A. Schenck     Date
    Director                                   Director

By: s\Christopher R. Curtis   3/12/98     By:  s\Mary P. Swords         3/12/98
    -----------------------   -------          ----------------         -------
    Christopher R. Curtis     Date             Mary P. Swords           Date
    Director                                   Director

By: s\Sandra C. Degler        3/12/98     By:  s\Daniel W. Toohey       3/12/98
    ------------------        -------          ------------------       -------
    Sandra C. Degler          Date             Daniel W. Toohey         Date
    Director                                   Director

By: s\Kathleen D. Gill        3/12/98     By:  s\Loene Trubkin          3/12/98
    ------------------        -------          ---------------          -------
    Kathleen D. Gill          Date             Loene Trubkin            Date
    Director                                   Director

By: s\John E. Jenc            3/12/98     By:  s\Robert L. Velte        3/12/98
    --------------            -------          -----------------        -------
    John E. Jenc              Date             Robert L. Velte          Date
    Director                                   Director

By: s\Eileen Z. Joseph        3/12/98
    ------------------        -------
    Eileen Z. Joseph          Date
    Director

                                  EXHIBIT INDEX


Exhibit                                                         Sequential Page
Number                     Description                                   Number

 3.1                       Certificate of Incorporation, as amended**

 3.2                       Bylaws, as amended                              47

11                         Statement re:  Computation of Per Share
                             Earnings is contained in the 1997
                             Consolidated Financial Statements in
                             the Notes to Consolidated Financial
                             Statements, Note 10, "Stockholders'
                             Equity,"                                      39

22                         Subsidiaries of the Registrant                 155

28.1                       Proxy Statement for the Annual Meeting of
                             Stockholders to be held on April 18, 1998      *

28.2                       Annual Report on Form 11-K related to the      156
                             Company's Deferred Stock Purchase Plan for the fiscal year ended December 31, 1997.


   * The Definitive Proxy Statement is expected to be filed with the SEC within 120 days of December 31, 1997.

  ** Incorporated by reference to the Company's Form 10K, commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                                                               EXHIBIT 3.2

                                     BYLAWS

                                       OF

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                                TABLE OF CONTENTS

                                                                   Page Number
         Section I - Offices
                  Delaware Office                                        1
                  Other Offices                                          1

         Section II - Seal                                               1

         Section III - Meetings of Stockholders                          2
                  Place of Meeting                                       2
                  Notice of Meeting                                      2
                  Annual Meeting                                         2
                  Special Meetings                                       3
                  Quorum                                                 4
                  Voting Rights                                          4
                  Manner of Voting                                       5
                  Nominations of Directors                               6

         Section IV - Determination of Eligible Stockholders             7
                  Closing Transfer Books                                 7
                  Record Date for Stockholders                           7

                                                                   Page Number

         Section V - Directors                                           8
                  Eligibility                                            8
                  Powers                                                 8
                  Number; Election; Term                                 9
                  Meetings                                              10
                  Quorum                                                11
                  Annual Statement                                      11
                  Indemnification                                       11
                  Indemnification - Fiduciaries                         14

         Section VI - Executive and Other Committees                    17
                  Powers                                                17
                  Meetings                                              19

         Section VII - Compensation of Directors                        19

         Section VIII - Officers                                        20
                  Appointment and Tenure                                20
                  Chairman of the Board                                 21
                  President                                             22
                  Chief Executive Officer                               23
                  Vice-Presidents                                       24
                  President Pro Tem                                     25
                  Secretary                                             25
                  Treasurer                                             26
                  Chief Financial Officer                               26
                  Bonding of Officers                                   27
                  Delegation of Powers                                  27

                                                                   Page Number

         Section IX - Capital Stock                                     27
                  Amount                                                27
                  Eligible Stockholders                                 28
                           Class A Stock                                28
                           Class B Stock                                29
                           Class C Stock                                31
                           Transfer on Death                            32
                  Consideration for Class A Stock                       33
                  Rate of Exchange of Class B Stock                     33
                  Form of Certificates                                  33
                  Transfer of Stock                                     33
                  Purchase of Class A and Class B Stock by Corporation  34
                  Redemption of Class B Stock by the Corporation        37
                  Purchase Price                                        37
                           Class A Stock                                37
                           Class B Stock                                38
                  Fractional Shares                                     40
                  Dissolution of Distribution of Assets                 40
                  Lost Certificate                                      40

         Section X - Distribution and Marketing of Stock                41
                  Stock Transfer in Conformity with Section             41
                  Stock Purchase and Transfer Plan                      41
                           Operation by Trustee                         41
                           Eligibility for Participation                41
                           Stock Purchase Fund                          42
                           Functions of Stock Purchase Fund             42

                                                                   Page Number

                           Priorities in Purchase and Sale of Stock     43
                           Price of Class A Stock                       44
                           Issuance of Class A Stock to Fund            45
                           Settlement Dates                             45
                           Payroll Deductions for Purchase of Stock     45
                           Offers to Buy                                47
                           Place and Sale of Stock                      50
                  Register of Supplemental Bids                         50
                           Stock Transfer Pursuant to Supplemental Bids 51
                           Priority in Execution                        51
                           Annual Statement of Trustee                  51
                           Sale of Stock of the Corporation             51

         Section XI -      Optional Agreements For Transfer Of
                           Class A Stock On Termination Of Employment   52

         Section XII - Books and Accounts                               56
                  Place                                                 56
                  Inspection                                            56

         Section XIII - Checks                                          57

         Section XIV - Dividends; Reserves                              57
                  Dividends                                             57
                  Reserves                                              57

         Section XV - Definitions                                       57

                                                                   Page Number

         Section XVI - Notices                                          58
                  Form                                                  58
                  Waiver                                                58

         Section XVII - Amendments                                      58

         Footnotes                                                      59

                                     BY-LAWS
                                       OF
                      THE BUREAU OF NATIONAL AFFAIRS, INC.


                               SECTION I - OFFICES

1.   Delaware Office

     The principal office of the Corporation in the State of Delaware shall be at 100 West Tenth Street in the City of Wilmington and County of New Castle; and the resident agent in charge thereof shall be the Corporation Trust Company, 100 West Tenth Street, Wilmington, Delaware.<F74> (a)

2.   Other Offices

     The Corporation may also have an office or offices in the City of Washington, District of Columbia, and at such other places as the Board of Directors may from time to time designate or appoint, or as the business of the Corporation may require.

                                SECTION II - SEAL

     The  corporate  seal  shall  have   inscribed   thereon  the  name  of  the
Corporation, the year of its incorporation, and the words "Incorporated Delaware, 1946."


(a) Footnotes showing prior versions of changed provisions appear at end of By-Laws in numerical and chronological order of the By-Laws changes.

                     SECTION III - MEETINGS OF STOCKHOLDERS

1.   Place of Meeting

     Meetings of stockholders shall be held at the main office of the Corporation in the City of Washington, District of Columbia, or at such other place as may be fixed by resolution of the Board of Directors.<F121>

2.   Notice of Meeting

     Written notice of all meetings of stockholders stating the time and place thereof shall be mailed by the Secretary, postage prepaid, to each stockholder of record, at his or her post office address as it appears on the books of the Corporation.

     In the case of a regular annual meeting, such notice shall be so mailed at least 40 days in advance thereof; and in the case of a special meeting, such notice shall be so mailed at least 10 days<F132> in advance thereof. Notice of any special meeting of stockholders shall also state the purpose or purposes thereof, and may provide for the transaction of such other business as may properly come before the meeting.

3.   Annual Meeting

     (a) An annual meeting of stockholders shall be held at 10 o'clock A.M. on the succeeding Saturday. At such meeting, the stockholders entitled to vote thereat<F55> shall elect a Board of Directors<F3> and may transact such other business as may properly be brought before the meeting. If the election for directors is not held on the day designated third Saturday in April of each year,<F2> but if that day be a legal holiday then on the next herein, the Board of Directors shall cause the election to be held as soon thereafter as conveniently may be.

     (b) No change of the time or place of a meeting for the election of directors as fixed by these By-Laws shall be made within sixty (60) days preceding the day on which such election is to be held. In the event of any change in such time or place for such election of directors, notice thereof shall be given to each stockholder at least twenty (20) days before the election is held, in person or by letter mailed to his or her last known post office address.

     (c) At least ten (10) days before every election of directors, the Secretary shall prepare and make a complete list of stockholders entitled to vote at said elections, arranged in alphabetical order (with the residence of each and the number of voting shares held by each). Such list shall be open for said ten (10) days to the examination of any stockholder at the place where said election is to be held and shall be produced at the time and place of election and kept open during the whole time thereof for the inspection of any stockholder who may be present. The original or duplicate stock ledger of the Corporation shall be the only evidence as to the stockholders entitled to examine such list.

4.   Special Meetings

     Special meetings of the stockholders for any purpose or purposes may be called by the President, and shall be called by the President or Secretary at the request in writing or by vote of a majority of the directors or at the request in writing of stockholders of record owning a majority in amount of the shares of the stock of the Corporation outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

5.   Quorum

     At any meeting of stockholders the holders of a majority of the Class A stock<F56> outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum for the transaction of business, except as otherwise provided by law, by the Certificate of Incorporation, or herein. In the absence of a quorum, the stockholders entitled to vote at said meeting, present in person or represented by proxy, shall have power to adjourn the meeting from time to time until a quorum shall be secured, whereupon any business may be transacted which might have been transacted at the meeting as originally notified or fixed.

6.   Voting Rights

     (a) At every meeting of stockholders, each stockholder entitled to vote thereat shall have one vote for each share of Class A stock <F56> registered in his name on the books of the Corporation.<F4>

     (b) The original or duplicate stock ledger of the Corporation shall be the only evidence as to the stockholders entitled to vote. The Board of Directors may, however, close the transfer books of the Corporation or fix a record date for the determination of its stockholders entitled to vote, as provided in
Section IV of these By-Laws. Except where the transfer books shall have been so closed or a record date for voting stockholders have been so fixed, no share of stock shall be voted on at any election for directors which shall have been transferred on the books of the Corporation within twenty (20) days next preceding such election.

     (c) Except as otherwise provided in the Certificate of Incorporation or By-Law,<F5> all questions before any meeting of stockholders shall be decided by a vote of the holders of a majority of the shares of stock entitled to vote thereat.

7.   Manner of Voting

     (a) The vote for directors at any meeting of stockholders shall be by ballot. The vote upon any other question at any meeting of stockholders shall be by ballot or viva voce, as may be determined by the presiding officer: PROVIDED, That if objection be raised by any stockholder to the manner of voting designated by the presiding officer upon any such question, the manner of voting shall be determined by the holders of the majority of the shares of stock present or represented at any such meeting and entitled to vote thereat.

     (b) Each stockholder entitled to vote at any meeting of stockholders may vote (i) in person, or (ii) by proxy appointed by an instrument in writing subscribed by him and bearing a date no more than six (6) months prior to said meeting, unless said instrument provides for a longer period, or (iii) at any election for directors, but on no other question, by mail as provided in sub-paragraph (c) of this Paragraph 7.

     (c) At any election for directors, any stockholder entitled to vote thereat may submit his vote or votes for directors by mailing to the Secretary of the Corporation or his designees<F201> a written ballot subscribed by him setting forth the names of the directors for whom he desires to vote and the number of shares to be voted for each director;<F6> PROVIDED, That said ballot in order to be effective as the vote of the stockholder, must be received by the Secretary of the Corporation or his designees<F201> not later than the day before the meeting for such election of directors.

     (d) If at any meeting of stockholders there shall be presented in behalf of a stockholder more than one proxy signed by him on any question before said meeting, or if at any election for directors there shall be presented in behalf of a stockholder more than one proxy signed by him authorizing the casting of votes in his behalf or more than one ballot mailed by him pursuant to the preceding subparagraph or both a proxy and a mailed ballot, then all such proxies and mailed ballot signed by such stockholder shall be invalid unless identical.

     (e) A proxy may be withdrawn for filing written notice thereof with the Secretary at any time prior to the presiding officer's call for a vote at any meeting of stockholders.<F7>

8.   Nominations of Directors

     (a) At least forty-five (45) days prior to any annual meeting of stockholders a list of nominations for directors, prepared by a Nominating Committee to be appointed by the Board of Directors, shall be mailed by the Secretary to each Class A<F56> stockholder. The Committee shall make at least as many nominations as there are directorships to be filled at the annual meeting,<F8> but may nominate candidates in excess of such number. Three<F216> nominees shall be neither stockholders of the Corporation nor active or retired officers or employees of the Corporation or of one of its subsidiary corporations.<F170> Said list shall also state the total number of shares of Class A stock of the Corporation then outstanding.<F56>

     (b) Any Class A<F56> stockholder or stockholders owning at least two (2) percent of the outstanding Class A<F56> shares of the Corporation may submit additional nominations to the Nominating Committee not less than thirty (30)
<F189> days prior to such annual  meeting.<F50> Each additional  nomination made pursuant to this sub-paragraph shall be accompanied by the nominee's written acceptance of his or her nomination.<F190>

     (c) A final list of nominations, including nominations made in the manner provided by sub-paragraph (b) together with nominations made pursuant to sub-paragraph (a), shall be mailed by the Secretary to Class A<F56> stockholders not less than twenty-two (22)<F191> days prior to such annual meeting.<F192>


               SECTION IV - DETERMINATION OF ELIGIBLE STOCKHOLDERS

1.   Closing Transfer Books

     The Board of Directors may, in its discretion, close the stock transfer books of the Corporation for a period not exceeding fifty (50) days preceding the date of any meeting of the stockholders, or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change, conversion, or exchange of capital stock shall go into effect, or a date for obtaining the consent of the stockholders for any purpose.

2.   Record Date for Stockholders

     In lieu of closing the stock transfer books as aforesaid, the Board of Directors may fix in advance a date not exceeding fifty (50) days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change, conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining the consent of stockholders for any purpose, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting and adjournment thereof, or entitled to receive and exercise the other rights and privileges referred to in this paragraph. In such case only stockholders of record on the date so fixed shall be entitled to the notice, voting rights, and other rights and privileges referred to herein above, notwithstanding the transfer of any stock on the books of the Corporation after such record date fixed as aforesaid.

                              SECTION V - DIRECTORS

1.   Eligibility

     (a) Three<F217> persons who are not stockholders of the Corporation and not active or retired officers or employees of the Corporation or of one of its subsidiary corporations shall be elected or appointed as directors.

     (b) Other than the persons elected or appointed as directors pursuant to sub-paragraph (a) above, no person shall be elected or appointed as a director unless he is a holder of Class A or Class B stock and, in addition, is an active or retired officer or employee of the Corporation or of one of its subsidiary corporations, and any director elected or appointed pursuant to this Paragraph who ceases to fulfill these requirements shall be disqualified to exercise any of the powers or duties of director and shall be deemed to have resigned from such position.<F171>

2.   Powers

     The property and business of this Corporation shall be managed and controlled by its Board of Directors. The Board of Directors shall have power --

     (a) To purchase or otherwise acquire for the Corporation property, real and personal, tangible and intangible, and any rights or privileges, at such prices and upon such terms as the Board may deem proper.

     (b) To pay for such property, rights, or privileges in whole or in part with money, services, stock, bonds, debentures, or other securities of the Corporation, or by the delivery of other property of the Corporation.

     (c) To create, make, and issue mortgages, bonds, deeds of trust, trust agreements, and negotiable or transferable instruments and securities, secured by mortgages or otherwise, and to do every act and thing necessary to effectuate the same.

     (d) To appoint agents, clerks, assistants, factors, and to dismiss them at its discretion, to fix their duties and emoluments and to change them from time to time, and to require security as it may deem proper.

     (e) To confer on any officer of the Corporation the power of selecting, discharging, or suspending employees.

     (f) To determine by whom and in what manner the Corporation's bills, notes, receipts, acceptances, endorsements, checks, releases, contracts, or other documents shall be signed.

     (g) To exercise any and all powers of the Corporation, including the power to do all lawful acts and things on behalf of the Corporation which are not by statute or by the Certificate of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholder.

3.   Number; Election; Term

     The Board of Directors shall consist of fifteen(15)<F214> members who shall be elected by the Class A<F56> stockholders at the regular annual meeting of stockholders.<F150> The Board of Directors so elected shall be composed of (i) the three<F218> (3) nominees eligible only under sub- paragraph (a) of Paragraph 1 hereof who shall have received the highest number of votes among the nominees eligible only under that provision, and (ii) the twelve(12)<F218> nominees eligible only under sub-paragraph (b) of Paragraph 1 hereof who shall have received the highest number of votes among the nominees eligible only under that provision.<F173> Each director shall hold office until the succeeding annual election and until his successor shall have been elected and shall have duly qualified: PROVIDED, that if there be a vacancy in the Board by reason of death, resignation, or otherwise, such vacancy shall be filled for the unexpired term by majority vote of all the remaining directors, although less than a quorum.

4.   Meetings

     (a) After each election of directors at a meeting of stockholders, the newly elected directors shall meet for the purposes of organization, the election of officers, and the transaction of other business, at such place and time as may be designated by the stockholders at such annual meeting, or in the absence of such designation, as may be fixed by written consent of a majority of the newly elected directors. If a majority of the directors be present at such place and time, no prior notice of such meeting need be given to the directors.

     (b) Regular meetings of the Board of Directors shall be held at 9:00 a.m.<F213> on the Thursday<F186> after the first Saturday in each month except January and August<F215> at the main office of the Corporation in Washington, District of Columbia, and/or at such other times and places as may be fixed by resolution of the Board or by written waiver of all its members.<F174> No other notice of any regular meeting shall be required.

     (c) Special meetings of the Board of Directors may be called by the Chairman of the Board<F99> or the President at any time upon notice to all the directors; and upon the written request of two or more directors, special meetings shall be called by the President or Secretary upon one day's notice. Such meetings may be held within or without the State of Delaware, at such time and place indicated in the notice or waiver of notice thereof.

5.  Quorum

     At all meetings of the Board of Directors four directors shall constitute a quorum for the transaction of business, but if less than four be present at any meeting they may adjourn from time to time without further notice until a quorum is secured. The act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may otherwise be specifically provided by statute or by the Certificate of Incorporation or by these By-Laws.

6.  Annual Statement

     The Board of Directors shall present at each annual meeting of stockholders a full and clear statement of business and conditions of the Corporation.

7.<F196> Indemnification

     Any person who was or is a party, or who was or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, investigative, or otherwise by reason of the fact that he or she is or was a director or officer of the Corporation or of one of the Corporation's subsidiaries shall be indemnified by the Corporation to the fullest extent now or hereafter permitted by law. Without limiting the generality of the foregoing.

     (a) The Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he or she is or was a director or officer of the Corporation or one of its subsidiaries against expenses (including attorney's fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit, or proceeding, if he or she is acted in good faith and in a manner he or she reasonably believed to be in the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct to be unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in the best interests of the Corporation and, with cause to believe that his or her conduct was unlawful.

     (b) The Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director or officer of the Corporation or one of its subsidiaries against expenses (including attorney's fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner reasonably believed to be in the best interests of the Corporation, except that no indemnification shall be made with respect to any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty of the Corporation unless and only to the extent that the Court of Chancery of Delaware or the Court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of Delaware or such other Court shall deem proper.

     (c) To the extent that a director or officer of the Corporation has been successful on the merits in defense of any action, suit, or proceeding referred to in Subparagraph (a) and (b) of this Paragraph, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (excluding attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

     (d) Any indemnification under Subparagraph (a) or (b) of this Paragraph (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that the indemnification of the director or officer is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Subparagraph (a) or (b). Such determination may be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were or are not parties to such action, suit, or proceeding, or (ii) if such a quorum is not obtainable, or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders. Such determination shall not be arbitrary but shall be made in keeping with the precepts expressed in this Paragraph. Upon such determination, the Board of Directors shall promptly authorize indemnification in accordance with such determination and in accordance with Subparagraphs (a) and (b) of this Paragraph.

     (e) Expenses incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit, or proceeding as authorized by the Board of Directors in the manner provided by Subparagraph (d) of this Paragraph upon receipt of an undertaking by or on behalf of the director or officer involved to repay such amounts unless it shall ultimately be determined that he or she is entitled to be indemnified by the Corporation.

     (f) The indemnification provided in this Paragraph shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of stockholders, or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in any other capacity while holding such office, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors, and administrators of such a person.

     (g) It shall be conclusively presumed that every person entitled to mandatory indemnification under this Paragraph served the Corporation in reliance hereon. Any such person may continue to rely on the provisions of this Paragraph, as presently constituted, even after its amendment, unless and until he or she is given written notice of such amendment or unless he or she is a member of the Board of Directors which so amends this Paragraph.

     (h) For the purposes of this Paragraph, references to the "Corporation" include all subsidiaries of the Corporation and all constituent corporations absorbed in a consolidation or merger as well as the resulting or surviving corporation so that any person who is or was a director or officer of such a constituent corporation shall stand in the same position under the provisions of this Paragraph with respect to the resulting or surviving corporation as he or she would if he or she had served the resulting or surviving corporation in the same capacity.

8.<F197> Indemnification-Fiduciaries

     Any person who was or is a party, or who was or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, investigative, or otherwise by reason of the fact that he or she is or was serving at the request of the Corporation or at the request of one of the Corporation's subsidiaries as a trustee or as a

"fiduciary" as the term "fiduciary" is defined in the Employee Retirement Income Security Act of 1974, as the Act may be amended, under any employee benefit plan at any time established or maintained by the Corporation shall be indemnified by the Corporation to the fullest extent now or hereafter permitted by law. Without limiting the generality of the foregoing.

     (a) The Corporation shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative by reason of the fact that he or she is or was serving at the request of the Corporation or at the request of one of the Corporation's subsidiaries as a trustee or fiduciary against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit, or proceeding, if he or she acted in good faith and in a manner he or she reasonably deemed to be in the best interests of the participants of the employee benefit plan or plans involved and/or their beneficiaries, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct to be unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the exclusive purposes of providing benefits to participants of the employee benefit plan or plans involved and their beneficiaries, and with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

     (b) In any proceeding involving a trustee or fiduciary no indemnification shall be provided with respect to any claim, issue, or matter as to which the trustee or fiduciary shall have been adjudged to have dealt with the assets of the employee benefit plan or plans involved in his or her own interest or for his or her own account or to have received consideration for his or her personal account from a party dealing with the plan. This Paragraph shall not provide indemnification for any bank, trust company, insurance company, partnership, or other entity or person not an officer, director, or employee of the Corporation, even though retained as an investment advisor, actuary, custodian, trustee, or consultant to any plan, or for any director, officer, agent, employee of any such bank, trust company, insurance company, partnership, other entity, or person.

     (c) Any indemnification under Subparagraph (a) of this Paragraph (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that the indemnification of the trustee or fiduciary is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Subparagraph (a) of this Paragraph. Such determination may be made (i) by independent legal counsel in a written opinion, or (ii) by the stockholders. Such determination shall not be arbitrary but shall be made in keeping with the precepts expressed in this Paragraph. Upon any such determination, the Board of Directors shall promptly authorized indemnification in accordance with such determination and in accordance with Subparagraphs (a) and (d) of this Paragraph.

     (d) Expenses incurred in defending a civil or criminal action, suit, or proceeding, as contemplated by this Paragraph may be paid by the Corporation in advance of the final disposition of such action, suit, or proceeding, upon authorization by the Board of Directors and upon receipt by the Board of Directors of an undertaking by or on behalf of the trustee or fiduciary to repay such amounts unless it shall ultimately be determined that he or she is entitled to be indemnified by the Corporation.

     (e) The indemnification provided in this Paragraph shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any agreement, vote of stockholders, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a trustee or fiduciary and shall inure to the benefit of the heirs, executors, and administrators of such a person.

     (f) It shall be conclusively presumed that every person entitled to mandatory indemnification under this Paragraph served the Corporation or other organization or enterprise at the Corporation's request in reliance hereon. Any such person may continue to rely on the provisions of this Paragraph, as presently constituted, even after their amendment unless and until he or she is given written notice of such amendment or unless he or she is a member of the Board of Directors which so amends this Paragraph.


                   SECTION VI - EXECUTIVE AND OTHER COMMITTEES

1.  Powers

     (a) The Board of Directors may, by resolution or resolutions passed by a majority of the whole Board, designate an Executive Committee and one or more other committees, each consisting of two or more directors.

     (b) The Executive Committee shall have such powers and duties as may be directed or authorized by the Board of Directors from time to time, including the authority to exercise all powers of the Board when the Board is not in session; and during the intervals between meetings of the Board of Directors the Executive Committee shall advise with and aid the officers of the Corporation in all matters concerning its interest and the management of its business:
PROVIDED, That the Executive Committee shall not have the power to make, alter, amend, or repeal the By-Laws, nor to fill any vacancies on the Board of Directors or the Executive Committee. Vacancies in the membership of the Executive Committee shall be filled by the Board of Directors.

     (c)<F194> The Audit Committee of the Board of Directors shall consist of three to five members of the Board of Directors elected annually by a majority of the Board of Directors at the Directors' meeting immediately following the annual meeting of stockholders. The Committee shall consist, so far as possible, of non-employee directors and in no case shall an operating officer of the Corporation be elected to serve as a member of the Committee. Immediately following election of the Committee, the Board of Directors shall elect one of its members to serve as chairman of the Committee. No member of the Committee shall serve as chairman for more than two consecutive years.

     The duties and functions of the Audit Committee shall be as follows: (i) to make recommendations to the Board of Directors concerning the selection, retention, or termination of the independent auditors; (ii) review with the Board of Directors and the independent auditors the accounting principles bearing upon the financial statements, and in particular with respect to any changes in accounting principles; (iii) review the proposed scope of the audit and the report of the independent auditors, and review the auditors' statements, if any, regarding weaknesses in internal accounting controls, and the corrective action taken by management; (iv) review the audit and non- audit services performed by the independent auditors and the related fees; (v) review with management and the independent auditors recommendations made by the auditors with respect to changes in accounting procedures and internal accounting controls, growing out of the results of the audit; (vi) maintain minutes of each meeting of the Audit Committee, copies of which should be furnished to the Board of Directors, and report regularly on Committee activities to the Board of Directors and make recommendations as appropriate; and (vii) perform such other duties as may be directed or authorized by the Board of Directors from time to time.

     Vacancies in the membership of the Audit Committee shall be filled by a majority of the Board of Directors at the first regular meeting of the Board of Directors following the occurrence of a vacancy or vacancies on the Committee.

     (d)<F195> Other committees designated by the Board of Directors shall have such powers as may be specifically delegated to them by resolution of the Board.

2.  Meetings

     The Executive Committee and any other committees shall meet at stated times or on notice to all by any of its members. Each committee shall keep regular minutes of its proceedings, shall report the same to the Board of Directors, and shall fix its rules of procedure, but an affirmative vote of a majority of the whole Committee shall be necessary in every case for the action of the Committee.


                   SECTION VII - COMPENSATION OF<F158> DIRECTORS

     Directors and members of committees who are on the payroll of the Corporation or of one of its subsidiary corporations<F165> shall<F167> not receive any salary or fee for their services as such, but by resolution of the Board they shall be allowed reimbursement for their traveling and other reasonably necessary expenses for attendance at any regular or special meeting:
Provided, That nothing herein contained shall preclude any director or member of a committee from serving the Corporation in any other capacity upon a compensated basis.<F159>


                             SECTION VIII - OFFICERS

1.  Appointment and Tenure

     (a) The officers of the Corporation shall be a Chairman and a Vice Chairman
<F160> of the Board,<F86> a President, one or more Vice-Presidents, a Secretary, and a Treasurer. The Chairman of the Board and the President may be the same person, the<F87> Secretary and the Treasurer may be the same person, and a Vice-President may hold at the same time the office of Vice Chairman of the Board,<F161> Secretary, or Treasurer. The Chairman and Vice Chairman<F162> of the Board<F100>, the President, and one Vice-President shall be chosen from among the directors; the other officers may, but need not be, chosen from among the directors. No person shall be an officer of the Corporation unless he or she, if eligible to purchase stock under the Corporation's By-Laws, is a holder of Class A stock or Class B stock, and any officer who ceases to hold any shares of stock in the Corporation shall be disqualified to exercise any of the powers or duties of an officer and shall be deemed to have resigned from office.<F59><F220>

     (b) The directors shall at their first meeting after each annual meeting of stockholders choose a Chairman and a Vice Chairman<F160> of the Board, a<F88> President, a Vice-President, a Secretary, and a Treasurer. They may also choose additional Vice-Presidents, an Assistant Secretary, and one or more Assistant Treasurers.<F175> In the event that the Board shall elect two or more Vice-Presidents, it may<F193> designate one of them as Senior Vice-President.<F113> The directors shall designate either the Chairman of the

Board or the President, in their discretion, as the Chief Executive Officer of the Corporation.<F101>

     (c) The officers of the Corporation shall hold office until their successors are chosen and qualify in their stead. Any officer chosen or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors, with or without cause. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

2.  Chairman of the Board

     (a) The Chairman of the Board shall preside at all meetings of the stockholders and the Board of Directors. He shall serve as chairman of the Executive Committee, if such committee is designated, and of any other committee designated by the Board of Directors, except as otherwise provided by resolution of the Board.

     (b) On behalf of the Board of Directors, and in association with the President, he shall make to stockholders an annual statement of the business operations and financial condition of the Corporation and such reports as the Board shall direct.

     (c) He shall oversee generally, on behalf of the Board of Directors, the operation and administration of all employee benefit plans and of any plan for the sale and purchase of the stock of the Corporation.

     (d) He shall consult with and advise the President, or any officer or manager as the President requests, regarding such matters or problems as mutually may be chosen by him and the President.

     (e) He shall perform such other functions and duties as may be prescribed by the Board of Directors.

     (f) In the absence or disability of the Chairman of the Board, the foregoing stated functions shall be performed by the Vice Chairman of the Board.<F102><F163>

3.  President

     (a) The President shall be responsible for the active management of the day-to-day business and operations of the Corporation. He shall be the chief administrative officer and shall appoint and have supervision and direction of the operating and staff managers of the business, except as otherwise provided in this Section.

     (b) He shall make such undertakings, and execute such contracts and agreements, in the name of the Corporation, as may be necessary to the normal, budgeted operations of the Corporation, subject to any limitations prescribed by the Board of Directors.

     (c) He shall be responsible for submitting for approval to the Board of Directors, or to such committee of the Board as it shall determine, not later than 45<F111> days preceding each fiscal year, a proposed operating budget and financial forecast for such succeeding fiscal year.

     (d) He shall submit to the Board of Directors an annual report of the operations of the Corporation, not later than the regular meeting of directors next preceding the annual meeting of stockholders, and he shall make to stockholders, in association with the Chairman of the Board, an annual statement of the business operations of the Corporation.

     (e) He shall perform such other functions and duties as may be prescribed by the Board of Directors.

     (f) In the absence or disability of the President, the foregoing stated functions shall be performed by the Senior Vice-President.<F103><F114>

4.  Chief Executive Officer

     (a) The Chief Executive Officer (the Chairman of the Board or the President, as the Board of Directors may designate) shall have final supervisory power over the business and affairs of the Corporation and ultimate responsibility and accountability to the Board of Directors for the Corporation's total efforts and total results. He shall see that all orders and resolutions of the Board of Directors are carried into effect. It shall be his duty to assure that adequate planning and attention are given to the long-term stability and growth of the Corporation. He shall develop over-all objectives and broad basic policies and plans of the Corporation for the approval of the Board of Directors.

     (b) He shall conducts the Corporation's external financial and legal relations and shall be the Corporation's principal representative in its relations with the public, the community, other businesses, and government agencies.

     (c) Except where by law the signature of the President is required, he shall execute all deeds, bonds, mortgages, and other obligations and instruments (other than such contracts and agreements that may be necessary to the normal, budgeted operations of the Corporation) in the name of the Corporation.

     (d) He shall approve the appointment by the President of the principal operating and staff managers of the business, and shall have final general responsibility for the setting and adjusting of the salaries of all employees of the Corporation.

     (e) He shall have general supervision and direction of the other officers in their corporate capacities and shall see that their corporate duties are properly performed.<F104>

     (f) In the absence or disability of the President, when he has been designated the Chief Executive Officer, the foregoing stated functions shall be performed by the Chairman of the Board. In the absence or disability of the Chairman of the Board, when he has been designated the Chief Executive Officer, the foregoing stated functions shall be performed by the Vice Chairman of the Board.<F164.

5.<F92>     Vice-Presidents

     In the absence or disability of both the President and the Chairman of the Board,<F105> the Senior Vice-President<F116> shall be vested with all the powers and be required to perform all the duties of the President. The Vice-President or Vice-Presidents shall perform such duties as may be prescribed by the Board of Directors.<F117>

6.<F93> President Pro Tem

     In the absence or disability of the President and the Vice-President or Vice-Presidents, the Board may appoint from its own number a president pro tem.

7.<F94> Secretary

     (a) The Secretary shall attend all meetings of the Board of Directors, the stockholders, and the Executive Committee. He shall act as clerk thereof, and shall record all votes and all of the proceedings of such meetings in a book to be kept for that purpose; and shall perform like duties for the standing committees of the Board of Directors when required.

     (b) He shall give or cause to be given proper notice of meeting of stockholders and directors, whenever required.<F106>

     (c) He shall record and effectuate all proper transfers of stock, and shall keep an account of stock registered and transferred, in such manner and subject to such regulations as the Board of Directors may prescribe.

     (d) He shall have custody of the seal of the Corporation and shall affix the seal to contracts, agreements, deeds, mortgages and other instruments of the Corporation requiring a seal; and when the seal is so affixed, it shall be attested by his signature, or by the signature of the Treasurer.

     (e) He shall perform all other functions incident to the office of Secretary, and such other functions as the Board of Directors or the Chief Executive Officer may prescribe.<F107>

8.  Treasurer

     (a) The Treasurer shall have custody of the funds and securities of the Corporation and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors and either the Chief Executive Officer or the President, in relation to their functions, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer and the directors, whenever they may require it, an account of all his or her transactions as Treasurer.

     (b) The Treasurer shall invest funds of the Corporation pursuant to guidelines established by the Board of Directors and shall perform such other duties as are properly required of him or her by the Board of Directors, including the payment of dividends as declared by the Board of Directors.<F184>

9.  Chief Financial Officer

     The Chief Financial Officer (a vice president) shall have responsibility for the financial management of the business, including: obtaining financing for the business; managing the accounting system and other financial reporting systems; formulating financial plans and evaluating performance under such plans; complying with the financial reporting requirements of appropriate taxing and other regulatory agencies; and consulting with other company units concerning the financial aspects of their activities. The Chief Financial Officer shall also be responsible for maintaining accurate records of all financial transactions of the Corporation. In relation thereto, the Chief Financial Officer shall establish and supervise the functions of the office of the Controller of the Corporation. He or she shall be the primary liaison between the Corporation and its independent auditors and shall render to the Chief Executive Officer and the directors, whenever they may require it, an account of the financial condition of the Corporation, and at the meeting of the

Board of Directors next preceding the annual meeting of stockholders he or she shall make a like report for the preceding fiscal year.

10. Bonding of Officers

     Any officer shall give the Corporation a bond at the expense of the Corporation, if required to do so by the Board of Directors, in such sum and in form and with security satisfactory to the Board, for the faithful performance of the duties of his or her office and the restoration to the Corporation, in case of his or her death, resignation, retirement, or removal from office, of all books, papers, vouchers, money and other property of whatever kind belonging to the Corporation in his or her possession or under his or her control.<F185>

11.<F96> Delegation of Powers

     In case of the absence or disability of any officer of the Corporation, or for any other reason deemed sufficient by a majority of the whole Board of Directors, the Board may delegate any or all of the powers or duties of such officer to any other officer, or to any director, for the time being.


                      SECTION IX - CAPITAL STOCK<F11>

1.  Amount

     The total number of shares of stock which the Corporation is authorized to issue is thirteen million (13,000,000) shares divided into three classes: one class designated as Class A common shares shall consist of six million seven hundred thousand (6,700,000) shares, $1.00 par value per share and with voting rights, another class designated as Class B common shares shall consist of five million three hundred thousand (5,300,000) shares, $1.00 par value per share and without voting rights, and another class designated as Class C common shares shall consist of one million (1,000,000) shares, $1.00 par value per share without voting rights.<F208><F219>

2.  Eligible Stockholders

    (a) Class A Stock

         (i) The shares of Class A stock shall be issued only to persons (1) who are officers or employees of the Corporation or of a subsidiary eighty (80) percent or more of whose stock is owned by the Corporation and (2) who possess such other qualifications as the Board of Directors shall from time to time prescribe by resolution (all such officers and employees being hereinafter in this Section IX referred to as "officers and employees of the Corporation") and to a trustee under a stock bonus plan of the Corporation.<F136>

         (ii) Except as provided in Sections V and VIII of these By-Laws, in respect of qualifications of directors and officers, no officers and<F137> employees of the Corporation shall be obligated or required to subscribe for or own any stock of the Corporation; and the subscription or failure to subscribe for any shares of stock of the Corporation shall in no way affect or prejudice the position, status, tenure, continued employment, or advancement of any officer or<F138> employee.

    (b) Class B Stock

         (i) The Class B stock shall be issued only in exchange for Class A stock (A) to officers or employees of the Corporation upon retirement because of age or disability, or (B) upon the death of officers or employees of the Corporation, to the estates of such officers or employees, to the dependents of such officers or employees, or to persons who are the natural objects of the bounty of such officers or employees: Provided, That death occurs (1) while the officers or employees are in the service of the Corporation or on military or disability leave, or (2) within 90 days after retirement because of age or disability.<F122>

         (ii) No person shall be obligated or required to accept Class B stock in exchange for Class A stock.

         (iii) Any person qualified under sub-paragraph (b)(i) above to receive Class B stock in exchange for Class A stock who elects to exercise such right of exchange shall so notify the Secretary of the Corporation in writing at the following times:

              (A) In the case of an officer or employee of the Corporation entitled to exchange Class A stock for Class B stock upon retirement, within ninety (90) days after retirement, and in the case of anyone entitled to exchange Class A stock for Class B stock upon the death of a retired officer or employee, within one hundred eighty (180) days after the death of such officer or employee;

              (B) In the case of anyone entitled to exchange Class A stock for Class B stock upon the death of an officer or employee of the Corporation while in the service of the Corporation or on military or disability leave, within one hundred (180) days after such death.<F123>

     PROVIDED, however, that with respect to an exchange involving stock distributed to a qualified person under a stock bonus plan of the Corporation, the aforesaid ninety (90) day and one hundred and eighty (180) day periods
<F124>  for notification  shall begin to run upon  distribution of stock by  the trustee of said plan.<F61>

         (iv) In the event that a holder of Class A stock elects to exercise a right to exchange such stock for Class B stock and that at such time the Corporation does not have available authorized Class B stock with which to effectuate such exchange, said holder of Class A stock shall be so informed by the Corporation and such Class A stock may be retained by the holder thereof until receipt of notification from the Corporation that Class B stock is so available. Upon receipt of such notification from the Corporation, the exchange shall promptly be effected: Provided, That nothing contained herein shall preclude such holder of Class A stock prior to receipt of such notification from the Corporation from tendering any or all of such shares of Class A stock (A) to the Corporation for purchase by it in accordance with Paragraph 7 of this Section or (B) for purchase in accordance with the provisions of the Stock Purchase and Transfer Plan of the Corporation.<F125>

    (c) Class C Stock

     The Class C common stock of the Corporation may be issued only in exchange for Class A stock to officers and employees of any subsidiary corporation, eighty (80) percent or more of whose stock is owned by the Corporation or to the officers and employees of the Corporation assigned to such a subsidiary corporation, upon the disposition of that subsidiary or upon reduction of the Corporation's stock ownership to less than eighty (80) percent. The exchange of Class A stock for Class C stock shall be at the option of such officer and employee and shall be on a share for share basis. An election to exercise such right of exchange shall be made by so notifying the Secretary of the Corporation in writing by the later of July 19, 1986, or ninety (90) days after the disposition or reduction.

     Any holder of Class C stock may at any time, by written notice to the Secretary of the Corporation, tender any or all shares of such stock to the Corporation for purchase by it. The Board of Directors may accept or reject such tender, in whole or in part; and if it accepts the tender or any part thereof, the Corporation shall purchase the shares of stock so accepted at the price in effect for purchase and sale of shares of Class A stock of the Corporation under the Stock Purchase and Transfer Plan of the Corporation. If the Board of Directors rejects such tender in whole or in part, the shares may be transferred to any person whomsoever, subject, however, to a continuing right of the Corporation to purchase any and all of said shares in the event that, and at such times as, any or all of such shares are presented for transfer, and the price payable by the Corporation shall be the price in effect for the purchase and sale of Class A stock of the Corporation under the Stock Purchase and Transfer Plan of the Corporation. Except as provided above, no shares of Class C stock may be transferred or pledged without the written consent of the Board of Directors.

     The Corporation shall have the right to redeem from the holder thereof all or any part of the outstanding shares of Class C stock (a) one (1) year after the death of the officer or employee, or (b) ninety (90) days after the officer or employee has held the Class C stock for the number of years equal to his or her years of service as an officer or employee of the Corporation or the the subsidiary company while the subsidiary was owned at least eighty (80) percent by the Corporation, whichever shall first occur. Prior to exercising such right of redemption, the Corporation shall notify the holder of the Class C stock by written notice to the address of such holder as it appears on the stock books of the Corporation and shall give the holder the opportunity to tender the shares to the Corporation in accordance with the previous paragraph. If the holder fails to tender the shares, the Corporation may exercise the right to redeem the outstanding shares of Class C stock at a price per share equal to the book value per outstanding share at the close of the next preceding calendar year, as determined by independent auditors, and the said holder shall have no further rights, privileges, or powers in respect of such stock.<F204>

    (d) Transfer on Death<F221>

     Notwithstanding any provision of this Paragraph 2 of Section IX to the contrary, any holder of shares of Class A, Class B, or Class C stock shall be entitled to hold such shares in transfer-on-death ("TOD") form pursuant to the provisions of Chapter 8 of Part III, Title 12 of the Delaware Code ("Uniform TOD Security Registration Act") subject to such conditions as the Board of Directors may establish by resolution from time to time and in accordance with registration procedures to be adopted by the Secretary of the Corporation. Upon receipt of (i) an affidavit of the personal representative of the deceased owner's estate or such other proof of death of the deceased owner as may be satisfactory to the Secretary of the Corporation, and (ii) satisfaction of such other requirements as the Corporate Secretary may establish, shares of Class A stock, Class B stock, or Class C stock transferred upon the death of the owner pursuant to TOD registration shall be registered in the name of the surviving beneficiary(ies). Shares of any class of the Corporation's stock received by any person as a surviving beneficiary (or the surviving beneficiary's representatives, if applicable) under a TOD registration of such shares shall be subject to the provisions of the Corporation's Certificate of Incorporation and By-Laws in the same manner as if such shares had been received by such holder under a will or under the laws of descent and distribution. Without limiting the generality of the foregoing sentence, any such shares shall be subject to the Corporation's redemption or repurchase rights applicable to the personal representative of any deceased holder of the Corporation's stock or to any recipient of the Corporation's stock under a will or under the laws of descent and distribution.


3.  Consideration for Class A Stock

     The Class A stock shall be issued for money only, at such price as the Board of Directors may from time to time prescribe by resolution, except as issued pursuant to the provisions of a stock bonus plan of the Corporation.<F62>

4.  Rate of Exchange of Class B Stock

     The exchange of Class A stock for Class B stock shall be on a share for share basis.<F126>

5.  Form of Certificates

     The certificates of stock of the Corporation shall, as to each class of stock, be numbered consecutively and shall be entered in the books of the Corporation as they are issued. Each certificate shall exhibit the holder's name and the number of shares of stock represented thereby, and shall be signed by the President or a Vice-President, and by either the Secretary, the Treasurer, the Assistant Secretary or the Assistant Treasurer.

6.  Transfer of Stock

     (a) Except as provided in<F64> Paragraph 7 of this Section and in Sections X and XI,<F16> no shares of Class A and Class B<F65> stock may be transferred or pledged without the written consent or authorization of the Board of Directors or of such officer as may be designated by it to grant such consent or authorization.

     (b) All transfers of stock of the Corporation shall be made upon its books by the person named in the certificate or by his lawfully constituted representative, and upon surrender of the certificate for cancellation. For purposes of this Paragraph 6(b) and Article IV, Section 1A, Paragraph 16 of the Corporation's Certificate of Incorporation, a transfer of stock registered in TOD form that occurs upon the death of the holder thereof shall be deemed to be made "by the person named in the certificate," provided that the Corporation has received an affidavit of the personal representative of the deceased owner's estate or such other proof of death of the deceased owner as may be satisfactory to the Secretary of the Corporation.<F222>

     (c) The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claims to or interest in such shares on the part of any person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Delaware.

7.  Purchase of Class A and Class B<F65> Stock by Corporation

     (a) Any holder of Class A<F66> stock may at any time, by written notice to the Secretary of the Corporation, tender any or all of his shares to the Corporation for purchase by it. The Board of Directors may accept or reject such tender, in whole or in part; and if it accepts the tender or any part thereof, the Corporation shall purchase the shares of Class A<F66> stock so accepted at the price provided for in sub-paragraph (a) of Paragraph 9 hereof, determined as of the date of presentation for transfer.<F18>

    (b) In the event of (i)<F19> the resignation, retirement, dismissal or death of any officer or employee of the Corporation who owns any shares of Class

A<F66> stock thereof or (ii) the distribution of shares of Class A<F66> stock of the Corporation by a trustee under any stock bonus plan of the Corporation,<F20> the Corporation shall have the exclusive right, subject to the provisions of sub-paragraph (b) of Paragraph 2 of this Section and to the provisions of
Section X and Section XI of the By-Laws,<F21> for a period of ninety (90) days from the occurrence of such event<F22> to purchase any or all such Class A<F66> stock so owned or so distributed.<F23> If the Board of Directors elects to exercise such right of purchase, it shall notify the stockholder or his personal representative or the distributee under a stock bonus plan of the Corporation<F24> within said period of ninety (90) days by written notice sent to the stockholder or his representative at the address of the stockholder as it appears on the stock books of the Corporation and by written notice to the distributee at his address as it appears on the records of the Administrative Committee established under the stock bonus plan,<F127> and within not more than one (1) year after such exercise of its right to purchase the Corporation shall pay the said stockholder or his representative or the said distributee<F25> the applicable price per share specified in sub-paragraph (a) of Paragraph 9 of this Section, determined as of the date of such separation or such distribution<F26> and with interest at the rate of six percentum (6%) per annum from the date of such purchase until the date of payment. Upon the exercise by the Corporation of its right to purchase any such shares of Class A<F66> stock, the said stockholder or his representative or the said distributee<F27> shall have no further rights, privileges, or powers in respect of such stock. If payment of the purchase price for such shares is not made by the Corporation at the time of such purchase, the Corporation shall within a reasonable time thereafter issue to the stockholder or his representative or the distributee<F28> a note or other evidence of indebtedness fixing the amount to be paid by the Corporation pursuant to sub-paragraph (a) of Paragraph 9 of this Section and bearing interest at the rate of six percent (6%) per annum from the date of purchase to the date of payment. If the Board of Directors elects not to exercise such right of purchase within the said period of ninety (90) days, the shares may be retained by or transferred to any person whatsoever, subject to the continuing right of the Corporation to purchase all or any of said shares in the event that, and at such times as, any or all of such shares are presented for transfer to any other person, and the price payable by the Corporation shall be<F29> the applicable price per share specified in sub-paragraph (a) of Paragraph 9 of this Section,30 determined as of the date of presentation for transfer.<F31>

     (c) The Corporation shall have the right to purchase Class A<F56> stock through the Stock Purchase Plan for the purposes set forth in Section X, Paragraph 4, of the By-Laws.<F51>

     (d) Any holder of Class B stock may at any time, by written notice to the Secretary of the Corporation, tender any or all his shares to the Corporation for purchase by it. The Board of Directors may accept or reject such tender, in whole or in part; and if it accepts the tender or any part thereof, the Corporation shall purchase the shares so accepted at a price determined in accordance with the provisions of sub-paragraph (b)(i) of Paragraph 9 hereof. Where shares are tendered by several stockholders, the Board of Directors may accept all or any part thereof as it deems proper, either in the chronological order of tender, or according to a percentage of all shares tendered, or by any combination of these methods, at its discretion. If the Board of Directors rejects such tender in whole or in part, the shares may be transferred to any person whatsoever, subject to the continuing right of the Corporation to purchase any or all of said shares in the event that, and at such times as, any or all of such shares are presented for transfer to any other person, and the price payable by the Corporation shall be a price per share determined in accordance with the provisions of sub-paragraph (b)(ii) of paragraph 9 hereof, determined as of the date of presentation for transfer.<F67>

8.  Redemption of Class B Stock by the Corporation

     The Corporation shall have the right at any time (a) after the expiration of eight (8) years from the date of retirement of an officer or employee or one
(1) year after the death of such retired officer or employee, whichever of the two periods is longer, to redeem from the holder thereof all or any part of the outstanding shares of Class B stock issued to such retired officer or employee, and (b) after the expiration of eight (8) years from the date of death of an officer or employee (i) while in the service of the Corporation or on military or disability leave or (ii) who dies within ninety (90) days after retirement, to redeem from the holder thereof all or any part of the outstanding shares of Class B stock issued in exchange for Class A stock to the estate, dependents, or persons who are the natural objects of the bounty of such employee or officer. If the Corporation elects to exercise such right of redemption, it shall so notify the holder of the Class B stock by written notice sent to the address of such holder as it appears on the stock books of the Corporation and, upon such exercise by the Corporation of its right to redeem any of such shares of Class B stock, the said holder shall have no further rights, privileges, or powers in respect of such stock.<F128> The Corporation shall make payment for the shares redeemed at a price per share determined in accordance with the provisions of sub-paragraph (b)(iii) of Paragraph 9 hereof, as of the date of redemption.<F68>

9.  Purchase Price

    (a) Class A<F66> Stock

     The price to be paid by the Corporation for any shares of Class A <F66> stock acquired by it pursuant to a tender under Subparagraph (a) of Paragraph 7 of this Section, or pursuant to notice or demand under sub-paragraph (b) of Paragraph 7 of this Section shall be as follows:

         (i) During the period ending December 31, 1950, the book value per outstanding share for the next preceding calendar year, as determined by independent auditors.

         (ii) From and after January 1, 1951, the book value per outstanding share at the close of<F32> the next preceding calendar year, as determined by independent auditors: PROVIDED, That if the book value per outstanding share,<F33> as so determined, exceeds ten times the average annual net earnings per outstanding share,<F34> if any, of the Corporation (after taxes, including income taxes) for the next preceding three calendar years, as determined by independent auditors then the price shall be the average of such two figures (book value and ten times average net earnings) per outstanding share.

    (b) Class B Stock

         (i) The price to be paid by the Corporation for any shares of Class B stock acquired by it pursuant to tender under Subparagraph (d) of Paragraph 7 hereof shall be:

              (A) The price in effect for purchase and sale of shares of Class A stock of the Corporation under the Stock Purchase and Transfer Plan of the Corporation, if tender is made prior to the time that the Corporation shall first have the right under Paragraph 8 hereof to redeem such Class B stock from the holder thereof; or

              (B) The price determined for the purchase of Class A stock in accordance with the provisions of sub-paragraph (a) of Paragraph 9 hereof, if tender is made at a time when the Corporation shall first have the right under

Paragraph 8 hereof to redeem such Class B stock from the holder thereof. <F129>

         (ii) Except as provided for in Subparagraph (iv) hereof, the price to be paid by the Corporation for any share of Class B stock acquired by it pursuant to the exercise of its right under sub-paragraph (d) of Paragraph 7 hereof after rejection of tender shall be:

              (A) The price in effect for the purchase and sale of shares of Class A stock of the Corporation under the Stock Purchase and Transfer Plan of the Corporation, if the stock is presented for transfer prior to the time that the Corporation shall first have the right under Paragraph 8 hereof to redeem such Class B stock from the holder thereof; or

              (B) The price determined for the purchase of Class A stock in accordance with the provisions of sub-paragraph (a) of Paragraph 9 hereof, if the stock is presented for transfer at a time when the Corporation shall first have the right under Paragraph 8 hereof to redeem such Class B stock from the holder thereof.<F130>

         (iii) Except as provided for in sub-paragraph (iv) hereof, the price to be paid by the Corporation for any share of Class B stock acquired by it under Paragraph 8 hereof shall be a price determined in accordance with the provisions of sub-paragraph (a) of Paragraph 9 hereof.

         (iv) If the Corporation shall refuse a tender of Class B stock made pursuant to the provisions of sub-paragraph (d) of Paragraph 7 hereof within six months prior to the time at which the Corporation shall first have the right under Paragraph 8 hereof to redeem such Class B stock from the holder thereof,
<F131> the price to be paid by the Corporation  upon acquisition of such Class B stock either under the provisions of sub-paragraph (d) of Paragraph 7 or Paragraph 8 hereof shall be the price in effect at the time of acquisition for the purchase and sale of Class A stock under the Stock Purchase and Transfer Plan of the Corporation.<F69>

10. Fractional Shares

     No fractional shares of<F70> stock may be subscribed for, issued or exchanged, except as the Board of Directors may by resolution determine to be necessary or advisable in the effectuation of a stock bonus plan of the Corporation.<F35> The Board of Directors may, in its discretion, provide for the payment of a sum of money to cover fractional interests arising from an exchange, redemption or acquisition of stock by the Corporation.

11. Dissolution or Distribution of Assets

     In the event of dissolution of, or any distribution of the assets of, the Corporation, the holders of Class A stock, Class B stock, and Class C stock shall be entitled to participate ratably, share for share, and without preference of any class over the others.<F205>

12. Lost Certificate

     If a certificate of stock of the Corporation be lost or destroyed, another certificate of the same tenor and for the same number of shares may be issued in its stead, upon proof of such loss or destruction and the giving of a satisfactory bond of indemnity in an amount sufficient to indemnify the Corporation against any claim: PROVIDED, That the Board of Directors may waive the requirement of a bond if in its judgment it is proper to do so.

                SECTION X - DISTRIBUTION AND MARKETING OF STOCK<F36>

1.  Stock Transfer in Conformity with Section

     For all transfers of Corporation stock made in conformity with the requirements of this Section, approval by the Board of Directors shall not be required.

2.  Stock Purchase and Transfer Plan

     The Board of Directors shall set up a Stock Purchase and Transfer Plan which shall contain the following features:

    (a) Operation by Trustee

     The Plan shall be operated in accordance with the provisions of this Section by a Trustee, who shall be designated by the Board and shall serve at the pleasure of the Board. The Board may designate one or more Assistant Trustees with powers to perform any of the Trustee's duties herein prescribed in the absence of the Trustee.<F198>

    (b) Eligibility for Participation

     Except as otherwise provided in this Section, officers and employees eligible to participate shall be persons (1) who are officers or employees of the Corporation or of a subsidiary corporation eighty (80) percent or more of whose stock is owned by the Corporation and (2) who possess such other qualifications as the Board of Directors shall from time to time prescribe by resolution (all such officers and employees being hereinafter in this Section X referred to as "officers and employees").<F140> The term "stockholder," used without qualification, means any holder of Class A stock<F66> whether he is an officer or<F138> employee or not.

    (c) Stock Purchase Fund

     The Board of Directors shall set up a Stock Purchase Fund under the direction and control of the Trustee. The Trustee is empowered to select a depository with which this fund is to be deposited. Withdrawal of amounts from the account with the depository may be made upon the signature of the Trustee or his duly designated agent.

    (d) Functions of Stock Purchase Fund

     The functions of the Stock Purchase Fund shall be:

         (i) To accept deductions from the weekly or biweekly salary of eligible officers and<F137> employees authorizing deductions for the purchase of Class A<F66> stock of the Corporation. The deducted amounts shall remain in the Fund to the credit of the respective officers and<F137> employees until they are applied to the purchase of stock. In the event of termination of employment, any amount in the Stock Purchase Fund to the credit of the officer or<F138> employee shall be refunded.

         (ii) To maintain a list of "offers to buy" from eligible officers and<F137> employees.

         (iii) To purchase from stockholders Class A<F66> stock of the Corporation, so far as available, up to the amount sufficient to satisfy the claims of those who (1) have deposited funds with the Fund through payroll deductions and (2) have listed with the Trustee "offers to buy."

         (iv) To purchase from the Corporation such treasury Class A<F66> stock or unissued Class A<F66> stock as the Board of Directors may authorize to be purchased, for the purpose of satisfying the demands of those who (1) have deposited funds with the Fund through payroll deductions and (2) have listed with the Trustee "offers to buy".

         (v) To sell  stock to  the  Corporation for  the purposes  set forth in
Section X, Paragraph 4, of the By-Laws.<F52>

    (e) Priorities in Purchase and Sale of Stock

     The Trustee shall observe the following rules as to priorities in purchase and distribution of Class A<F66> stock:

         (i) When the number of shares which can be purchased with accumulated funds from payroll deductions and by calling upon officers and employees who have submitted "offers to buy" exceeds the total of shares which are available to the Fund for distribution, the claims of those who have contributed funds through payroll deductions shall be satisfied before satisfaction of any of the claims of those who have submitted "offers to buy".

         (ii) When the number of shares offered to the Fund by stockholders plus the shares subject to purchase by the Fund under the optional agreements provided for in Section XI of these Bylaws exceeds the number of shares for which there is a demand through payroll deductions and "offers to buy," the Trustee shall apply such funds as are available to purchase stock in the following order of priority:

              (aa) Such shares of stock held by a former officer or<F138> employee, or the heirs or legatees of a former officer or <F138> employee, whose employment has been terminated for three years or more and whose stock is subject to purchase by the Fund pursuant to the agreement set forth in Section XI of these Bylaws.

              (bb) All other stock offered to the Fund for purchase in the chronological order in which such offers have been received in writing by the
Trustee: PROVIDED, however, that, whenever the Trustee has unsatisfied offers of stock from two or more stockholders, not more than three thousand two hundred (3,200) shares may be purchased from a stockholder having a higher priority until three thousand two hundred (3,200) shares (or all shares offered, if less than three thousand two hundred (3,200)) have been purchased from each such stockholder having a lower priority. Where two or more offers of stock are received simultaneously by the Trustee, the order shall be determined by lot.
<F209>

    (f) Price of Class A<F56> Stock

     Not more than 70<F80> days and not less than 15 days prior to (1) the date of record for voting at the regular annual meeting of stockholders and (2) the date which follows such record date by six months, the Board of Directors shall determine the price of the Class A<F56> stock for purchase and sale by the fund during the six-month periods beginning with the two dates specified above. The price set shall not be below the book value per share as determined from the most recent period financial statement available to the Board at the time determination is made. The price shall be the same for stock purchase by the Stock Purchase Fund and for stock sold by the Fund. Announcement of the price shall be made to all stockholders and eligible officers and<F137> employees at least one week<F112> in advance of the effective date.

    (g) Issuance of Class A<F56> Stock to Fund

     The Board of Directors shall determine twice each year whether to make available treasury or unissued Class A stock<F56> for purchase by the Stock Purchase Fund and, if it decided to make such stock available, it shall determine the maximum number of shares to be sold to the Fund. The price at which such stock shall be sold shall be the same as the price fixed for purchase and sale of stock by the Stock Purchase Fund.<F120>

    (h) Settlement Dates

     On the dates designated below, money accumulated in the Stock Purchase Fund shall be applied to the purchase of Class A stock<F66> in the name of the officers and<F137> employees authorizing payroll deductions for the purpose. As of these dates the Trustee of the Fund shall also make available, to those who have submitted "offers to buy," stock to satisfy these offers to the extent that such stock is available to the Fund. Stock certificates shall be issued to each officer or<F138> employee for shares then fully paid through payroll deductions or by satisfaction of "offers to buy" as soon as possible after each settlement date. The settlement dates are the days next preceding each of the following dates:

         (i) Record date  fixed prior to  (a)  regular  stockholders'  meetings:
(b) special stockholders' meeting; and (c) payment of dividends.

         (ii) Date six months after record date of regular stockholders' meetings.

    (i) Payroll Deductions for Purchase of Stock

     Eligible officers and<F137> employees may, upon written authorization, have deducted from their salaries and paid into the Stock Purchase Fund designated amounts each pay period to be applied on purchase of Class A stock<F66> of the Corporation, subject to the following rules:

         (i) Limitations on Amount

     Deductions from salary for such purchase shall not be in excess of 80 times the current price per share and not less than one dollar ($1.00) per week.<F210>

         (ii) When Deductions Begin

     Deductions from payroll for the purpose of this subparagraph shall begin with salary for the first full pay period<F156> after receipt of the authorization, except that deductions from payroll authorized within the forty-two<F202> days preceding the close of the then current Plan shall begin with salary for the first full week of the succeeding Plan period. <F152>

         (iii) Change in Amount of Authorized Deduction

     Any eligible officer or<F138> employee who has authorized a payroll deduction for the purposes of this subparagraph may increase or decrease the amount of the deduction authorized, subject to the limitations of subdivision
(i) of this subparagraph, by giving written notice to the Trustee of the Stock Purchase Fund. Such notice shall take effect with salary for the first full pay period<F156> after submission of notice, except that if such notice is received within the forty-two<F202> days preceding the close of the then current Plan it shall take effect with salary for the first full week of the succeeding Plan period.<F153>

         (iv) Withdrawal of Authorization

     Any eligible officer or<F138> employee who has authorized a payroll deduction for the purposes of this subparagraph may withdraw his authorization at any time by giving written notice to the Trustee of the Stock Purchase Fund. Such notice shall take effect with salary for the first full pay period<F156> after submission of notice.<F47> Upon request, and with two weeks' notice, a person withdrawing from the Plan may have refunded any amount deducted from salary which has not at that time been applied to the purchase of stock. <F82>

         (v) No Fractional Shares

     No fractional shares shall be purchased or distributed. On any settlement date, the Stock Purchase Fund shall refund to any office or<F138> employee on request any amount remaining after application of the deductions to the purchase of full shares of stock.

    (j) "Offers to Buy"

     Eligible officers and<F137> employees may at any time before the forty-second<F202> day preceding the close of the then current Plan submit to the Trustee "offers to buy" shares of the Class A stock<F66> of the Corporation.<F48> Such "offers to buy" may be either (a) limited, to be satisfied at the price currently established, in which case they shall become void at any time the price of the stock is changed, or (b) unlimited, to be satisfied at any price which may prevail at the time stock becomes available for purchase from the Fund, in which case the offer shall remain in effect until withdrawn or satisfied.

     Stock may be sold by the Trustee in satisfaction of "offers to buy" whenever he has stock available for sale after the satisfaction of all claims arising from those who have authorized payroll deductions for purchase of stock:
PROVIDED, however, that no treasury or unissued stock shall be issued to satisfy such "offers to buy" except at the following settlement dates: (1) the day next preceding the record date for the regular annual stockholders' meeting and (2) the day next preceding the date six months after such record date.

         (i) Filing

     "Offers to buy" must be submitted in writing in a form prescribed by the Board of Directors and filed with the Trustee.

         (ii) Records

     The Trustee shall keep a record of "offers to buy" filed with him, which shall show the name, date of filing, terms of offer, and date and extent of satisfaction or date of withdrawal or decrease. He shall assign to each "offer to buy" a listing number, which shall show the time sequence in which such "offers to buy" have been filed. When two or more offers are received at the same time, priority among them shall be determined by lot.

         (iii)    Obligations Entailed

     "Offers to buy" when filed, shall constitute a binding obligation upon the person filing the same to execute the purchase at any time when called upon by the Trustee to do so. If the offeror does not then execute the purchase, all of his "offers to buy" shall be canceled by the Trustee and the offeror's subsequent "offers to buy" shall not be accepted prior to the beginning of the next Plan period.<F157>

         (iv) Limitations on Amount

     "Offers to buy" may be satisfied by the Trustee, if stock is available for each eligible officer and employee without limitation in amount: PROVIDED however, that shares made available to the Trustee from unissued or treasury stock may not be sold to any one individual in excess of that amount necessary to permit such individual to purchase a total of three thousand two hundred (3,200) shares of stock through "offers to buy" in any period of six months.<F211>

         (v) Withdrawal or Decrease in Amount

     Any person who has filed an "offer to buy" may, on two weeks' written notice, withdraw such offer or decrease the amount thereof.<F49>

         (vi) Increase in Amount

     An "offer to buy" may not be increased in amount, but any person who already has filed an "offer to buy" may file one or more additional "offers to buy" up to the applicable limits. Allotments of stock shall not be made to such additional offer until the first offer has been satisfied.

         (vii) Fulfillment

     Offers to buy" shall be satisfied in order of priority based on the date when the "offer to buy" is listed according to the following system:

     When the Trustee has available shares for sale to makers of "offers to buy," he shall allot to each "live" listing number in numerical sequence one hundred and sixty (160) shares, or the full amount of the "offer to buy" if the "offer" is for fewer than one hundred and sixty (160) shares, until all listing numbers have received their allotments or until all the available shares have been allotted. If additional shares for allotment remain, they shall be allocated in the same manner, one hundred and sixty (160) or fewer (if the unfulfilled "offer to buy" is less than one hundred sixty (160) shares being allotted to each number in rotation until all available shares are sold. After each such allotment the "live" listing shall be reconstituted, beginning with the first "offer to buy" that was not satisfied in the previous allotment, and the same procedure followed on subsequent allotments.<F212>"

    (k) Place and Sale of Stock

     All stock under this Plan is to be issued, sold, and paid for in Washington, D.C. No notice of participation in the Plan is effective until received and accepted at the principal office of the Corporation.

3.  Register of Supplemental Bids

     The Trustee of the Stock Purchase and Transfer Plan shall maintain a Register of Supplemental Bids. In this Register shall be entered bids for Class A<F66> of the Corporation which have been communicated in writing to the Trustee by eligible officers and<F137> employees. The Register shall show in the order of receipt the name of the bidder, the price at which he bid for stock, the number of shares bid for, and the date as of which the bid expires (unless the bid is open). Any bid may be withdrawn upon one week's written notice to the Trustee. The Register shall be open for inspection at the principal office of the Corporation at all reasonable hours to stockholders and eligible officers and<F137> employees. The Trustee shall reply promptly to mail inquiries of stockholders and eligible officers and<F137> employees respecting the Register.

    (a) Stock Transfer Pursuant to Supplemental Bids

     Whenever the Trustee shall certify that the Stock Purchase Fund is unable to absorb stock subject to purchase by the Fund pursuant to agreements provided for in Section XI of these Bylaws, or offered for sale by stockholders, any stockholder may offer his stock in satisfaction of the registered bids, and transfer shall be made upon the books of the Corporation from the offerer to the bidder.

    (b) Priority in Execution

     When two or more bids at the same price have been registered, bids at that price will be satisfied in time order of their registration.

    (c) Annual Statement of Trustee

     The Trustee shall send once each year to all Class A<F56> stockholders and eligible officers and<F137> employees a statement of the manner in which the system of Supplemental Bids will be operated and the conditions which must be met by those who wish to avail themselves of its use.

4.  Sale of Stock of the Corporation.

     (a)<F97> In the event the Board of Directors, during any six months' period specified in Subparagraph (f) of Paragraph 2 of this Section X, shall determine that the orderly and successful operation of the Stock Purchase and Transfer
Plan requires, and that the best interests of the Corporation and its stockholders and employees will be served by, the purchase by the Corporation through the Stock Purchase Fund of the whole, or any part, of the Class A <F66> stock of the Corporation, which, during such six months' period, is subject to purchase by the Fund pursuant to agreements provided for in Section XI of these By-Laws or is offered for sale by stockholders, but which the Fund is unable to absorb unless purchased by the Corporation, the Trustee shall sell to the Corporation all, or such part of, the said unabsorbed stock as the Board, through its designated officer, shall notify the Trustee the Corporation will purchase, at the price determined pursuant to Subparagraph (f) of Paragraph 2 of
Section X for the purchase and sale of stock by the Fund during the said six months' period.<F53>

     (b) In the event that, during any six months' period in sub-paragraph (f) of Paragraph 2 of this Section X, any Class A stock offered for sale by the trustee under a stock bonus plan of the Corporation in order to effectuate the purposes of such plan is not absorbed through the Stock Purchase Fund, including purchases by the Corporation pursuant to Subparagraph (a) of this Paragraph 4, the Trustee shall sell to the Corporation, and the Corporation shall purchase, the stock so offered, at the price determined pursuant to sub-paragraph (f) of Paragraph 2 of Section X for the purchase and sale of stock by the Fund during the said six months' period.<F98>


                  SECTION XI - OPTIONAL AGREEMENTS FOR TRANSFER OF CLASS A<F66> STOCK ON TERMINATION OF EMPLOYMENT<F37><F223>

1. The Corporation shall, prior to January 1, 1998, offer to all officer and employee holders of Class A stock the option to execute the following agreement:

    Agreement between The Bureau of National Affairs, Inc., party of the first part, and _____________, holder of one or more shares of the Class A stock of The Bureau of National Affairs, Inc., party of the second part:

    In consideration of mutual advantages accruing therefrom, the parties hereby covenant and agree as follows:

     1. The party of the second part will, within not more than three (3) years of his or her separation from employment by The Bureau of National Affairs, Inc. (herein called the Corporation) or by a subsidiary eighty (80) percent or more of whose stock is owned by the Corporation, offer all Class A stock of the Corporation held by him or her to be purchased under the Stock Purchase and Transfer Plan set up pursuant to Section X of the By-laws of the Corporation. Such offer or offers may be made at any time within the said three (3) years for any part or all of the Class A stock so held.

     2. In the event that the Stock Purchase Fund, provided for in the said Plan, is unable to purchase any or all of the shares offered, the party of the second part may, at that time, at his or her option, accept Supplemental Bids, if any, registered with the Trustee of the Plan. If such Supplemental Bids are not accepted, the party of the second part may retain his or her shares for later offers through the Stock Purchase and Transfer Plan, including acceptance of Supplemental Bids.

     3. If at the end of three (3) years after termination of his or her employment, the party of the second part still retains any Class A stock of the Corporation, she or he shall offer it forthwith for purchase through the Stock Purchase Fund. If the Stock Purchase Fund is unable to purchase any or all of the shares so offered, the Trustee of the Plan shall so notify her or him and she or he may thereafter retain such shares as have not been purchased or may dispose of them by accepting Supplemental Bids. Upon receipt of notification from the Trustee that the Fund is able to purchase any part or all of the shares then held, the party of the second part shall, within sixty (60) days from the mailing of such notification, which shall state the number of shares the Fund can purchase from the stockholder, present such shares to the Trustee for purchase by the Fund. A like procedure shall be followed until all shares held by the party of the second part have been purchased by the Fund.


     4. If the party of the second part, or his/her heirs or legatees, offers any or all of his/her shares for sale other than as herein specified, this agreement shall become null and void.

     5. This agreement shall be binding upon the heirs and legatees of the party of the second part.

     6. Nothing herein contained shall diminish the right of the party of the second part to exchange Class A stock for Class B stock of the Corporation pursuant to Paragraph 2(b) of Section IX of the By-laws.

     7. The provisions of Paragraph 7(b) of Section IX of the By-laws shall not apply to the party of the second part, or his/her heirs or legatees, so long as this agreement is in force and effect.

2. The Corporation shall, on and after January 1, 1998, offer to all officer and employee holders of Class A stock the option to execute the following agreement:

     Agreement between The Bureau of National Affairs, Inc., party of the first part, and _____________, holder of one or more shares of the Class A stock of The Bureau of National Affairs, Inc., party of the second part:

     In consideration of mutual advantages accruing therefrom, the parties hereby covenant and agree as follows:

     1. The party of the second part will, within not more than one (1) year of his or her separation from employment by The Bureau of National Affairs, Inc. (herein called the Corporation) or by a subsidiary eighty (80) percent or more of whose stock is owned by the Corporation, offer all Class A stock of the Corporation held by him or her to be purchased under the Stock Purchase and Transfer Plan set up pursuant to Section X of the By-laws of the Corporation. Such offer or offers may be made at any time within the said one (1) year for any part or all of the Class A stock so held.

     2. In the event that the Stock Purchase Fund, provided for in the said Plan, is unable to purchase any or all of the shares offered, the party of the second part may, at that time, at his or her option, accept Supplemental Bids, if any, registered with the Trustee of the Plan. If such Supplemental Bids are not accepted, the party of the second part may retain his or her shares for later offers through the Stock Purchase and Transfer Plan, including acceptance of Supplemental Bids.

     3. If at the end of one (1) year after termination of his or her employment, the party of the second part still retains any Class A stock of the Corporation, she or he shall offer it forthwith for purchase through the Stock Purchase Fund. If the Stock Purchase Fund is unable to purchase any or all of the shares so offered, the Trustee of the Plan shall so notify her or him and she or he may thereafter retain such shares as have not been purchased or may dispose of them by accepting Supplemental Bids. Upon receipt of notification from the Trustee that the Fund is able to purchase any part or all of the shares then held, the party of the second part shall, within sixty (60) days from the mailing of such notification, which shall state the number of shares the Fund can purchase from the stockholder, present such shares to the Trustee for purchase by the Fund. A like procedure shall be followed until all shares held by the party of the second part have been purchased by the Fund.

     4. If the party of the second part, or his/her heirs or legatees, offers any or all of his/her shares for sale other than as herein specified, this agreement shall become null and void.

     5. This agreement shall be binding upon the heirs and legatees of the party of the second part.

     6. Nothing herein contained shall diminish the right of the party of the second part to exchange Class A stock for Class B stock of the Corporation pursuant to Paragraph 2(b) of Section IX of the by-laws.

     7. The provisions of Paragraph 7(b) of Section IX of the by-laws shall not apply to the party of the second part, or his/her heirs or legatees, so long as this agreement is in force and effect.


                   SECTION XII - BOOKS AND ACCOUNTS<F38>

1.  Place

     The books, accounts, and records of the Corporation shall be kept at the main office of the Corporation in the City of Washington, District of Columbia, or at such other place or places within or without the State of Delaware as may from time to time be designated by resolution of the Board of Directors, but the original or duplicate stock ledger shall be kept at the principal office of the Corporation in Wilmington, Delaware.

2.  Inspection

     The directors shall determine from time to time under what conditions and regulations the accounts and books of the Corporation, or any of them, shall be open to the inspection of stockholders, subject to the rights of inspection granted to stockholders by law.

                           SECTION XIII - CHECKS<F39>

     All checks, drafts, orders for the payment of money, and notes of the Corporation shall be signed by such officer or officers as the Board of Directors may from time to time designate.


                     SECTION XIV - DIVIDENDS; RESERVES<F40>

1.  Dividends

     Dividends may be declared by the Board of Directors at any regular or special meeting. The holders of Class A stock, Class B stock, and Class C stock shall be entitled to participate ratably, share for share, and without preference of any class over the others in all dividends when and as declared by the Board of Directors.<F206>

2.  Reserves

     Before declaration of any dividend or any distribution of profits, the Board of Directors may set aside from time to time out of the funds of the Corporation available for dividends such sum or sums as the Board in its discretion may think proper as a reserve fund for any proper purpose, and the Board may alter or abolish any such reserve or reserves.


                       SECTION XV - DEFINITIONS<F41><F147>

     Except as the context may otherwise require, the unqualified word "stockholder" as used in these By-Laws shall mean the holders of Class A
<F66> stock of the  Corporation  and shall not include  holders of  Class B<F72>
stock or Class C<F207> stock of the Corporation.

     As used in Sections IX, X and XI of these By-Laws, the terms "separation from employment", "dismissal" and other terms of like import do not include a lay-off of less than ninety (90) days' duration.<F148>


                           SECTION XVI - NOTICES<F42>

1.  Form

     Whenever under the provisions of these By-Laws notice is required to be given to any stockholder, director, or officer, it shall not be construed to require personal notice, but such notice may be given in writing by mail, by depositing the same in the post office or letter-box in a postpaid, sealed wrapper, addressed to such stockholder, director, or officer at such address as appears for him on the books of the Corporation, or in default of any such address, to the stockholder, director, or officer at his last known place of address or at the general post office in the City of Wilmington, State of Delaware; and any such notice shall be deemed to be given at the time that the same shall be thus mailed.

2.  Waiver

     Any stockholder, director, or officer may waive in writing any notice required to be given under these By-Laws, whether before or after the time stated herein.


                         SECTION XVII - AMENDMENTS<F43>

     These By-Laws may be supplemented, amended, altered, or repealed by the affirmative vote of the holders of a majority of the stock issued and outstanding and entitled to vote thereat at any regular meeting of the stockholders, or at any special meeting of the stockholders if notice of the proposed action in respect of the By-Laws be contained in the notice of the meeting; or by the affirmative vote of a majority of the whole Board of Directors at a regular meeting.

                                    FOOTNOTES


Footnote  1 <F1>

         As amended 1/3/48 by directors' resolution. Previously, agent was Delaware Charter Company and address was 927 Market Street.

Footnote  2 <F2>

     Originally read: "An annual meeting of stockholders shall be held at 2 o'clock p.m. on the first Saturday in December," etc. Amended 12/6/47 by stockholders' resolution to read: "at 2 o'clock p.m. on the second Saturday of May", etc. Further amended 5/13/50 by stockholders' resolution to read as shown.

Footnote  3 <F3>

     Words "in accordance with the provisions for cumulative voting contained in
Article V of the Certificate of Incorporation," originally appearing here stricken 3/27/48 by stockholders' resolution.

Footnote  4 <F4>

     Words ": Provided, That cumulative voting shall be in effect at all elections for directors, as prescribed by Article V of the Certificate of Incorporation" originally appearing here stricken 3/27/48 by stockholders' resolution.

Footnote  5 <F5>

     Words "and subject to the provisions for cumulative voting in Article V of the Certificate of Incorporation," originally appearing here stricken 3/27/48 by stockholders' resolution.



Footnote  6 <F6>

     Words "subscribed by him" inserted, and word "and" substituted for comma preceding "the number of shares", 10/18/47 by directors' resolution.

     Words ", and an oath or affirmation before a notary public or other official authorized to administer oaths that the said ballot is the true and voluntary act and deed of the stockholder" originally appearing here stricken 10/18/47 by director's resolution.

Footnote  7 <F7>

     Sub-paragraph (e) inserted 10/18/47 by Board resolution.

Footnote  8 <F8>

     The "(a)" immediately following title of Paragraph 8 and the words "to be filled" at the annual meeting" inserted 10/18/47 by Board resolution.

Footnote  9 <F9>

     Sub-paragraph (b) as amended 10/18/47 by Board resolution. Originally read, without paragraph identification, as follows: "Any stockholder or stockholders owning at least five (5) per cent of the outstanding shares of stock of the Corporation may submit additional nominations to the Nominating Committee no less than twenty-five (25) days prior to the annual meeting, and such additional names together with the list of original nominations shall be placed upon a final list of nominations to be mailed to stockholders not less than fifteen
(15) days prior to such meeting."

Footnote  10 <F10>

     Sub-paragraph (c) inserted 10/18/47 by Board resolution.

Footnote 11 <F11>

     Entire Section amended 7/7/50 by Board resolution to read as shown except as to subsequent changes noted by the indicated footnotes.

         Original Section stated below.

     In the first line of Paragraph 4 of original Section,  words "sub-paragraph
(a) and (b)" substituted for "sub-paragraph (b)" 4/2/49 by Board resolution.



     In sub-paragraph (a) of Paragraph 5 of original Section, sentence added 4/2/49 by Board resolution as follows: If the Board of Directors rejects such tender in whole or in part, the shares may be transferred to any person whatsoever, subject to the continuing right of the Corporation to purchase any or all of said shares at any time, upon demand by the Board of Directors and at the applicable price per share specified in Paragraph 6 of this Section, determined as of the date of demand."

     Section IX originally read as follows:

     "1. Eligible Stockholders

         (a) The capital stock of the Corporation, consisting of 30,000 shares of common stock without par value, shall be issued only to persons who are employees or officers of the Corporation, and who possess such other qualifications as the Board of Directors shall from time to time prescribe by resolution.

         "(b) Except as provided in Sections V and VIII of these By-Laws, in respect of the qualification of directors, President and one Vice-President, no officer or employee of the Corporation shall be obligated or required to subscribe for or own any stock of the Corporation; and the subscription or failure to subscribe for any shares of stock of the Corporation shall in no way affect or prejudice the position, status, tenure, continued employment, or advancement of any officer or employee.

    "2. Form of Certificate

     The certificates of stock of the Corporation shall be numbered consecutively and shall be entered in the books of the Corporation as they are issued. Each certificate shall exhibit the holder's name and the number of shares of stock represented thereby, and shall be signed by the President or a Vice-President, and by either the Secretary, the Treasurer, the Assistant Secretary or the Assistant Treasurer.

    "3. Consideration for Stock

     The stock of this Corporation shall be issued for money only, at such price as the Board of Directors may from time to time prescribe by resolution.

    "4. Transfer of Stock

         (a) Except as provided in sub-paragraph (b) of Paragraph 5 of this Section, no shares of stock may be transferred or pledged without the written consent or authorization of the Board of Directors or of such officer as may be designated by it to grant such consent or authorization.



         "(b) All transfers of stock of the Corporation shall be made upon its books by the person named in the certificate or by his lawfully constituted representative, and upon surrender of the certificate for cancellation.

         "(c) The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claims to or interest in such shares on the part of any person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Delaware.

    "5. Purchase of Stock by Corporation

         (a) Any stockholder may at any time, by written notice to the Secretary of the Corporation, tender any or all of his shares to the Corporation for purchase by it. The Board of Directors may accept or reject such tender, in whole or in part; and if it accepts the tender or any part thereof, the Corporation shall purchase the shares so accepted at the price provided for in Paragraph 6 of this Section. Where shares are tendered by several stockholders, the Board of Directors may accept all or any part thereof as it deems proper, either in the chronological order of tender, or according to a percentage of all shares tendered, or by any combination of these methods, in its discretion.

         "(b) In the event of the resignation, retirement, dismissal or death of any officer or employee of the Corporation who owns any shares of stock thereof, the Corporation shall have the exclusive right for a period of ninety (90) days from the occurrence of the said event to purchase any or all of the shares held by such person. If the Board of Directors elects to exercise such right of purchase, it shall so notify the stockholder or his personal representative within said period of ninety (90) days, and within not more than one (1) year after such exercise of its right to purchase the Corporation shall pay the said stockholder or his representative the applicable price per share specified in Paragraph 6 of this Section, determined as of the date of such separation and with interest at the rate of six percentum (6%) per annum from the date of such purchase until the date of payment. Upon the exercise by the Corporation of its right to purchase any such of stock, the said stockholder or his representative shall have no further rights, privileges, or powers in respect of such stock. If payment of the purchase price for such shares is not made by the Corporation at the time of such purchase, the Corporation shall within a reasonable time thereafter issue to the stockholder or his representative a note or other evidence of indebtedness fixing the amount to be paid by the Corporation pursuant to Paragraph 6 of this Section and bearing interest at the rate of six percentum (6%) per annum from the date of purchase to the date of payment. If the Board of Directors elects not to exercise such right of purchase within the said period of ninety (90) days, the shares may be retained by or transferred to any person whatsoever, subject to the continuing right of the Corporation to purchase all or any of said shares at any time, no matter by whom such shares are held, upon demand by the Board of Directors and at the applicable price per share specified in Paragraph 6 of this Section, determined as of the date of demand.

    "6. Purchase Price

     The price to be paid by the Corporation for any shares acquired by it pursuant to a tender under sub-paragraph (a) of Paragraph 5 of this Section, or pursuant to notice or demand under sub-paragraph (b) of Paragraph 5 of this Section shall be as follows:

         (a) During the period from January 1, 1947 to December 31, 1947, the original issuance price of such shares.

         (b) During the period from January 1, 1948 to December 31, 1950, the book value per outstanding share for the next preceding calendar year, as deter mined by independent auditors.

         (c) From and after January 1, 1951, the book value per outstanding share for the next preceding calendar year, as determined by independent auditors: PROVIDED, That if the book value of all outstanding shares, as so determined, exceeds ten times the average annual net earnings, if any, of the Corporation (after taxes, including income taxes) for the next preceding three calendar years, as determined by independent auditors, then the price shall be the average of such two figures (book value and ten times average net earnings) per outstanding share.

    "7. Lost Certificate

     If a certificate of stock of the Corporation be lost or destroyed, another certificate of the same tenor and for the same number of shares may be issued in its stead, upon proof of such loss or destruction and the giving of a satisfactory bond of indemnity in an amount sufficient to indemnify the Corporation against any claim: Provided, That the Board of Directors may waive the requirement of a bond if in its judgment it is proper to do so."

Footnote  12 <F12>

     Words "or to a trustee designated or appointed under a stock bonus plan of the Corporation" inserted by directors' resolution of 11/3/51. For language in effect prior to 7/7/50, see footnote 11.



Footnote  13 <F13>

     Words "to heirs, legatees or beneficiaries upon the death of employees or officers" substituted for "to heirs or legatees of employees or officers who die" by directors' resolution of 11/3/51. For language in effect prior to 7/7/50, see footnote 11.

Footnote  14 <F14>

     Words "Provided, That the said sixty * * * of the Corporation" added by directors' resolution of 11/3/51. For language in effect prior to 7/7/50, see footnote 11.

Footnote  15 <F15>

     Words "except as issued pursuant to the provisions of a stock bonus plan of the Corporation" added by directors' resolution of 11/3/51. For language in effect prior to 7/7/50, see footnote 11.

Footnote  16 <F16>

     Words "and in Sections X and XI" inserted 12/1/51 by stockholders' resolution.

Footnote  17 <F17>

     Words "in the event * * * the Corporation shall be" substituted for words "at any time upon the demand of the Board of Directors and at" 12/1/51 by stockholders' resolution.

Footnote  18 <F18>

     Words "presentation for transfer" substituted for word "demand" 12/1/51 by stockholders' resolution.

Footnote  19 <F19>

     Designation "(i)" added by directors' resolution of 11/3/51.

Footnote  20 <F20>

     Words "or (ii) the distribution of shares of common stock of the Corporation by a trustee under any stock bonus plan of the Corporation" added by directors' resolution of 11/3/51.

Footnote  21 <F21>

     Words "and to the provisions of Section X and Section XI of the By-Laws" inserted 12/1/51 by stockholders' resolution.



Footnote  22 <F22>

     Word "such" substituted for "the said" by directors' resolution of 11/3/51.

Footnote  23 <F23>

     Words "such common stock so owned or so distributed" substituted for "shares of such common stock held by such person" by directors' resolution of 11/3/51.

Footnote  24 <F24>

     Words "or the distributee under a stock bonus plan of the Corporation" inserted by directors' resolution of 11/3/51.

Footnote  25 <F25>

     Words "or the said distributee" inserted by directors' resolution of 11/3/51.

Footnote  26 <F26>

     Words "or such distribution" inserted by directors' resolution of 11/3/51.

Footnote  27 <F27>

     Words "or the said distributee" inserted by directors' resolution of 11/3/51.

Footnote 28 <F28>

     Words "or the distributee" inserted by directors' resolution of 11/3/51.

Footnote 29 <F29>

     Words "in the event * * * the Corporation shall be" substituted for words "at any time, upon the demand of the Board of Directors and at" 12/1/51 by stockholders' resolution.

Footnote  30 <F30>

     Words   "determined  as  of  the  date  of  demand"   deleted   12/1/51  by
stockholders' resolution.

Footnote  31 <F31>

     Comma substituted for period and words "determined as of the date of presentation for transfer" added 12/8/51 by directors' resolution.



Footnote  32 <F32>

     Words "at the close of" substituted for word "for" 12/1/51 by stockholders' resolution.

Footnote  33 <F33>

     Words "per outstanding share" substituted for words "of all outstanding shares" 12/1/51 by stockholders' resolution.

Footnote  34 <F34>

     Words "per outstanding share" added 12/1/51 by stockholders' resolution.

Footnote  35 <F35>

     Words "except as the Board * * * of the Corporation" added by directors' resolution of 11/3/51.

Footnote  36 <F36>

     New Section X, titled Distribution and Marketing of Stock, added 12/1/51 by stockholders' resolution.

Footnote  37 <F37>

     New Section XI, titled Optional Agreements for Transfer of Common Stock on Termination of Employment, added 12/1/51 by stockholders' resolution.

Footnote  38 <F38>

     Renumbered  as  shown  12/1/51  by  stockholders'  resolution.   Originally
numbered X.

Footnote  39 <F39>

     Renumbered  as  shown  12/1/51  by  stockholders'  resolution.   Originally
numbered XI.

Footnote  40 <F40>

     Renumbered  as  shown  12/1/51  by  stockholders'  resolution.   Originally
numbered XII. Entire Section amended 7/7/50 by Board resolution to read as shown in footnote 73. It originally read:



     "1. Declaration

     Dividends upon the stock of the Corporation may be declared by the Board of Directors at any regular or special meeting.

    2. Reserves

     Before declaration of any dividend or any distribution of profits, the Board of Directors may set aside from time to time out of the funds of the Corporation available for dividends such sum or sums as the Board in its discretion may think proper as a reserve fund for any proper purposes, and the Board may alter or abolish any such reserve or reserves."

Footnote  41 <F41>

     Section  inserted  7/7/50  by  Board  resolution,   as  new  Section  XIII.
Renumbered as shown 12/1/51 by stockholders' resolution.

Footnote  42 <F42>

     Renumbered  as  shown  12/1/51  by  stockholders'  resolution.   Originally
numbered XIII; then renumbered XIV 7/7/50 by director's resolution.

Footnote  43 <F43>

     Renumbered  as  shown  12/1/51  by  stockholders'  resolution.   Originally
numbered XIV; then renumbered XV 7/7/50 by director's resolution.

Footnote  44 <F44>

     Subdivision (i) as amended 9/21/52 by Board resolution, except as to subsequent change noted by the indicated footnote. Originally read as follows:
"(i) Limitations on Amount. Deductions from salary for such purpose shall be not in excess of ten ($10.00) dollars and not less than one ($1.00) dollar per week."

Footnote  45 <F45>

     Subdivision (ii) as amended 4/3/54 by Board resolution. Originally read as follows: "(ii) When Deductions Begin. Deductions from payroll for the purposes of this sub-paragraph shall begin with salary for the first full pay period after receipt of the authorization."



Footnote  46 <F46>

     Second sentence of subdivision (iii) as amended 4/3/54 by Board resolution. Originally read as follows: "Such notice shall take effect with salary for the first full payroll period after submission of notice."

Footnote  47 <F47>

     Second sentence of subdivision (iv) as amended 4/3/54 by Board resolution. Originally read as follows: "Such notice shall take effect with salary for the first full payroll period after submission of notice."

Footnote  48 <F48>

     First sentence of sub-paragraph (j) as amended 4/3/54 by Board resolution. Originally read as follows: "Eligible employees may at any time submit to the Trustee "offers to buy" shares of the common stock of the Corporation."

Footnote  49 <F49>

     Subdivision (v) as amended 4/3/54 by Board resolution. Originally read as follows: "(v) Withdrawal or Decrease in Amount. Any person who has filed an 'offer to buy' may, on one week's written notice, withdraw such offer or decrease the amount thereof."

Footnote  50 <F50>

     Sub-paragraph (b) as amended 3/5/55 by Board resolution. Previously read as follows (as amended 10/18/47 by Board resolution): "(b) Any stockholder or stockholders owning at least five (5) per cent of the outstanding shares of stock of the Corporation may submit additional nominations to the Nominating Committee not less than twenty-five (25) days prior to such annual meeting."<F9>

Footnote  51 <F51>

     Sub-paragraph (c) inserted 6/10/55 by Board resolution.

Footnote  52 <F52>

     Sub-paragraph (v) inserted 6/10/55 by Board resolution.

Footnote  53 <F53>

     Paragraph 4(a) inserted 6/10/55 by Board resolution.



Footnote  54 <F54>

     Subdivision (iv) as amended 8/8/55 by Board resolution, except as to subsequent change noted by the indicated footnote. Originally read as follows:
"(iv) Limitation on Amount. 'Offers to buy' may be satisfied by the Trustee, if stock is available, for each eligible employee in any calendar year, up to a total of 100 shares: Provided, however, that shares made available to the Trustee from unissued or treasury stock may not be sold to any one individual in excess of 50 shares in any period of six months."

Footnote  55 <F55>

     Words "entitled to vote thereat" inserted by directors' resolution of 12/6/58.

Footnote  56 <F56>

     Words "Class A" inserted by directors' resolution of 12/6/58.

Footnote  57 <F57>

     Paragraph 1 as amended by directors' resolution of 12/6/58. Originally read as follows: "1. Eligibility. - No person shall be elected or appointed as a director unless he is a stockholder of the Corporation, and any director who ceases to hold any shares of stock of the Corporation shall be disqualified to exercise any of the powers or duties of director and shall be deemed to have resigned from such office."

Footnote  58 <F58>

     Words "other than the President" inserted by directors' resolution of 12/6/58.

Footnote  59 <F59>

     Last sentence of sub-paragraph (a) inserted by directors' resolution of 12/6/58.

Footnote  60 <F60>

     Paragraph 1 as amended by directors' resolution of 12/6/58. Previously read as follows: "1. Amount. - The total authorized capital stock of the Corporation consists of 45,000 shares divided into 30,000 shares of common stock without par value and 15,000 shares of preferred stock having a par share of ten dollars ($10.00) per share and without voting rights.

Footnote  61 <F61>

     Paragraph 2 as amended by directors' resolution of 12/6/58, except as to subsequent change indicated in sub-paragraph (a)(i). Previously read as follows:



    "2. Eligible Stockholders

         "(a) Common stock

              (i) The shares of common stock shall be issued only to persons who are employees or officers of the Corporation and who possess such other qualifications as the Board of Directors shall from time to time prescribe by resolution, or to a trustee designated or appointed under a stock bonus plan of the Corporation.<F12>

              "(ii) Except as provided in Sections V and VIII of these By-Laws, in respect of qualifications of directors, President and one Vice- President, no officer or employee of the Corporation shall be obligated or required to subscribe for or own any stock of the Corporation; and the subscription or failure to subscribe for any shares of stock of the Corporation shall in no way affect or prejudice the position, statue, tenure, continued employment, or advancement of any officer or employee.<F138>

         "(b) Preferred stock

              (i) The shares of preferred stock shall be issued only in exchange for common stock to employees or officers of the Corporation upon their retirement because of age or disability, and to heirs, legatees or beneficiaries upon the death of employees or officers<F13> while in the service of the Corporation.

              "(ii) No person shall be obligated or required to accept preferred stock in exchange for common stock. Any person qualified under sub-paragraph (b)(i) above to receive preferred stock in exchange for common stock who elects to exercise such right of exchange shall so notify the Secretary of the Corporation in writing within sixty (60) days after the occurrence of the event which gave rise to such right: Provided, That the said sixty (60) days' period for notification shall begin to run upon distribution with respect to an exchange involving common stock distributed to a qualified person under a stock bonus plan of the Corporation.<F14>"

Footnote 62 <F62>

     Paragraph 3 as amended by directors' resolution of 12/6/58. Previously read as follows: "3. Consideration for Common Stock. - The common stock of the Corporation shall be issued for money only, at such price as the Board of Directors may from time to time prescribe by resolution, except as issued pursuant to the provisions of a stock bonus plan of the Corporation.<F15>



Footnote  63 <F63>

     Paragraph 4 as amended by directors' resolution of 12/6/58, except as to subsequent changes noted by the indicated footnotes. Originally read as follows:
"4. Rate of Exchange of Preferred Stock for Common Stock. The exchange of preferred stock for common stock shall be at the rate of one share of preferred stock for each ten dollars ($10.00) of the then current repurchase price of common stock so exchanged, as specified in Paragraph 9 of this Section."

Footnote  64 <F64>

     Words "sub-paragraphs (a) and (b) of" deleted by directors' resolution of 12/6/58.

Footnote  65 <F65>

     Words "Class A and Class B" substituted for word "common" by directors' resolution of 12/6/58.

Footnote  66 <F66>

     Words "Class A" substituted for word "common" by directors' resolution of 12/6/58.

Footnote  67 <F67>

     Sub-paragraph (d) inserted by directors' resolution of 12/6/58.

Footnote  68  <F68>

     Paragraph 8 as amended by directors' resolution of 12/6/58. Originally read as follows: "8. Redemption of Preferred Stock by the Corporation. - The Corporation shall have the right at any time to redeem all or any part of the outstanding shares of preferred stock of the Corporation. If the Board of Directors elects to exercise the right to redeem less than all such outstanding shares, the Corporation shall redeem a pro rata number of shares from each holder of preferred stock, but no fractional shares shall be redeemed. The Corporation shall make payment for the shares redeemed at the price per share provided for in sub-paragraph (b) of Paragraph 9 of this Section."

Footnote  69 <F69>

     Sub-paragraph (b) as amended by directors' resolution of 12/6/58. Originally read as follows: "(b) Preferred Stock. The price to be paid by the Corporation for any shares of preferred stock acquired by it pursuant to notice or demand under Paragraph 8 of this Section shall be ten dollars and fifty cents ($10.50) per share."



Footnote  70 <F70>

     Words "the common stock or the preferred" deleted by directors' resolution of 12/6/58.

Footnote  71 <F71>

     Paragraph 11 as amended by directors' resolution of 12/6/58. Originally read as follows: "11. Dissolution or Distribution of Assets. - In the event of dissolution of, or any distribution of the assets of, the Corporation, the holders of the preferred stock shall be entitled to be paid the full par value of ten dollars ($10.00) per share before any amount shall be paid to the holders of the common stock."

Footnote  72 <F72>

     Words "Class B" substituted for word "preferred" by directors' resolution of 12/6/58.

Footnote  73 <F73>

     Paragraph 1 as amended by directors' resolution of 12/6/58. Originally read as follows: "1. Dividends. - Dividends may be declared by the Board of Directors at any regular or special meeting. The registered owner of each share of preferred stock shall be entitled to receive dividends as declared at the rate of seven percentum (7%) per annum, payable quarterly on the first days of January, April, July, and October of each year. No dividend shall be paid on the common stock unless (a) dividends on the preferred stock have been declared and paid for the preceding four quarters, and (b) if any quarterly dividend installment on the preferred stock thereafter remains undeclared and unpaid since the issuance thereof, a dividend is simultaneously declared and paid on the preferred stock in an amount per share equal to the amount of the dividend paid on the common stock, up to the amount of the undeclared and unpaid dividends on the preferred stock. Subject to the foregoing, the registered owner of each share of common stock shall be entitled to dividends as declared by the Board of Directors."

Footnote  74 <F74>

     As amended 2/7/59 by directors' resolution. Previously read as follows: "1. Delaware Office. - The principal office of the Corporation in the State of Delaware shall be at 927 Market Street in the City of Wilmington and County of New Castle; and the resident agent in charge thereof shall be the Corporation
Guarantee and Trust Company, 927 Market Street, Wilmington, Delaware   1  "

Footnote  75 <F75>

     Paragraph 1 as amended by directors' resolution of 3/7/59. Previously read as follows: "1. Amount. - The total number of shares of stock which the Corporation is authorized to issue is thirty- five thousand (35,000) shares divided into two classes: one class designated as Class A common shares shall consist of thirty thousand (30,000) shares without par value and with voting rights, and the other class designated as Class B common shares shall consist of five thousand (5,000) shares without par value and without voting rights.<F60>

Footnote  76 <F76>

     Paragraph 2(a)(i) as amended by directors' resolution of 3/7/59. Previously read as follows: "(i) The shares of Class A stock shall be issued in place of and upon surrender of certificates for an equal number of previously-issued shares of capital stock of the Corporation having no par value; or shall be issued only to persons who are officers or employees of the Corporation and who possess such other qualifications as the Board of Directors shall from time to time prescribe by resolution, or to trustees designated or appointed under a stock bonus plan of the Corporation."

Footnote  77 <F77>

     "eight hundred (800)" substituted for figure "200" by directors' resolution of 3/7/59.

Footnote  78 <F78>

     "two  thousand   (2,000)"   substituted  for  figure  "500"  by  directors'
resolution of 3/7/59.

Footnote  79 <F79>

     "two hundred (200)" substituted for "fifty (50)" by directors' resolution of 3/7/59.

Footnote  80 <F80>

     Figure "70" substituted for figure "30" by directors' resolution of 3/7/59.

Footnote  81 <F81>

     Words "two times" substituted for word "one-half" by directors' resolution of 3/7/59.

Footnote  82 <F82>

     Last sentence of subdivision (iv) inserted by directors' resolution of 3/7/59.

Footnote  83 <F83>

     "Two hundred (200)" substituted for figure "50" by directors' resolution of 3/7/59.

Footnote  84 <F84>

     "Twenty (20)" substituted for word "ten" by directors' resolution of 3/7/59.



Footnote  85 <F85>

     Words "and the Chairman of the Board," inserted by directors' resolution of 12/5/59.

Footnote  86 <F86>

     Words "a Chairman of the Board," inserted by directors' resolution of 12/5/59.

Footnote  87 <F87>

     Words "Chairman of the Board and the President may be the same person, the" inserted by directors' resolution of 12/5/59.

Footnote  88 <F88>

     Words "Chairman of the Board, a" inserted by directors' resolution of 12/5/59.

Footnote  89 <F89>

     Paragraph 2 inserted by directors' resolution of 12/5/59.

Footnote  90 <F90>

     Renumbered as shown by directors' resolution of 12/5/59. Previously numbered 2.

Footnote  91 <F91>

     Words "preside at all meetings of the stockholders and directors; to" deleted by directors' resolution of 12/5/59.

Footnote  92 <F92>

     Renumbered as shown by directors' resolution of 4/17/64. Originally numbered 3; then renumbered 4 by directors' resolution of 12/5/59.

Footnote  93 <F93>

     Renumbered as shown by directors' resolution of 4/17/64. Originally numbered 4; then renumbered 5 by directors' resolution of 12/5/59.

Footnote  94 <F94>

     Renumbered as shown by directors' resolution of 4/17/64. Originally numbered 5; then renumbered 6 by directors' resolution of 12/5/59.



Footnote  95 <F95>

     Renumbered as shown by directors' resolution of 4/17/64. Originally numbered 6; then renumbered 7 by directors' resolution of 12/5/59.

Footnote  96 <F96>

     Renumbered as shown by directors' resolution of 6/11/75. Originally numbered 7; renumbered 8 by directors' resolution of 12/5/59; renumbered 9 by directors' resolution of 4/17/64.

Footnote  97 <F97>

     Designation "(a)" added by directors' resolution of 2/9/63.

Footnote  98 <F98>

     Sub-paragraph (b) inserted by directors' resolution of 2/9/63.

Footnote  99 <F99>

     Words "the Chairman of the Board," inserted by directors' resolution of 4/17/64.

Footnote  100 <F100>

     Words "The Chairman of the Board," inserted by directors' resolution of 4/17/64.

Footnote  101 <F101>

     Last sentence of sub-paragraph (b) inserted by directors' resolution of 4/17/64.

Footnote  102 <F102>

     Paragraph 2 as amended by directors' resolution of 4/17/64. Originally read as follows:

"2.  Chairman of the Board

     The Chairman of the Board shall preside at all meetings of the stockholders and the Board of Directors, and shall perform such other functions and duties as may be prescribed by the Board of Directors. In the absence of disability of the Chairman of the Board, or when such office is vacant, the foregoing functions shall be performed by the President.<F89>"



Footnote  103 <F103>

     Paragraph 3 as amended by directors' resolution of 4/17/64. Previously read as follows:

"3.<F90> President

     (a) The President shall be the Chief Executive Officer of the Corporation. It shall be his duty to<F91> have general and active management of the business of the Corporation; and to see that all orders and resolutions of the Board of Directors are carried into effect.

     "(b) He shall execute all contracts, agreements, deeds, bonds, mortgages, and other obligations and instruments in the name of the Corporation; shall keep in safe custody the deal of the Corporation and, when authorized by the Board of Directors, shall affix the same to any instrument requiring it; and when so affixed the seal shall be attested by the signature of the Secretary or the Treasurer.

     "(c) He shall have the general supervision and direction of the other officers of the Corporation and shall see that their duties are properly performed.

     "(d) He shall submit a report of the operations of the Corporation for the year to the directors at their meeting next preceding the annual meeting of the stock holders and to the stockholders at their annual meeting."

Footnote  104 <F104>

     Paragraph 4 inserted by directors' resolution of 4/17/64.

Footnote  105 <F105>

     Words "both the President and the Chairman of the Board" substituted for "the President" by directors' resolution of 4/17/64.

Footnote  106 <F106>

     Words ", and shall perform such other duties as may be assigned to him by the Board of Directors or the President, under whose supervision he shall be" deleted by directors' resolution of 4/17/64.

Footnote  107 <F107>

     Sub-paragraphs (d) and (e) inserted by directors' resolution of 4/17/64.



Footnote  108 <F108>

     Sub-paragraph   (b)  as  amended  by  directors'   resolution  of  4/17/64.
Originally read as follows:

     "(b) He shall disburse the funds of the Corporation as may be ordered by the Board of Directors or the President, taking proper vouchers for such disbursements, and shall render to the President and directors at the regular annual meeting of stockholders, or whenever the President or directors may require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation. At the regular meeting of the Board of Directors next preceding the annual stockholders meeting, he shall render a like report for the preceding year: PROVIDED, That in 1947 such report may cover only such portion of the current year as may be feasible."

Footnote  109 <F109>

     Sentence "He shall perform such other duties as the Board of Directors may from time to time prescribe or require." deleted by directors' resolution of 4/17/64.

Footnote  110 <F110>

     Sub-paragraph (d) inserted by directors' resolution of 4/17/64.

Footnote  111 <F111>

     Numerals "45" substituted for numerals "30" by directors' resolution of 11/7/64.

Footnote  112 <F112>

     Words "one week" substituted for words "two weeks" by directors' resolution of 8/4/65.

Footnote  113 <F113>

     Sentence   "In  the  event  that  the  Board   shall   elect  two  or  more
Vice-Presidents, it shall designate one of them as Senior Vice-President." inserted by directors' resolution of 12/4/65.

Footnote  114 <F114>

     Words "Senior Vice-President" substituted for words "Chairman of the Board" by directors' resolution of 12/4/65.

Footnote  115 <F115>

     Sub-paragraph (f) inserted by directors' resolution of 12/4/65.



Footnote  116 <F116>

     Words "Senior Vice-President" substituted for words "Vice-President or Vice-Presidents (in the order designated by the Board of Directors) by directors' resolution of 12/4/65.

Footnote  117 <F117>

     Last sentence of Paragraph 5 as amended by directors' resolution of 12/4/65. Originally read as follows: "The Vice-President or Vice-Presidents shall also perform such other duties as may be prescribed by the Board of Directors."

Footnote  118 <F118>

     Words "or the Assistant Treasurer" inserted by directors' resolution of 12/4/65.

Footnote  119 <F119>

     Phrase ", as the Board may designate" inserted by directors' resolution of 12/4/65.

Footnote  120 <F120>

     Last sentence, previously designated as subdivision (i) made a part of sub-paragraph (g), and subdivision (ii) deleted by directors' resolution of 12/4/65. Subdivision (ii) read as follows: "(ii) The dates on which such stock shall be made available shall be the effective dates on which the price of the stock is set. Announcement of the number of shares made available shall be at least two weeks in advance of the effective date."

Footnote  121 <F121>

     Paragraph 1 as amended by directors' resolution of 3/4/67. Originally read as follows:

"1.      Place of Meeting

     All meetings of stockholders shall be held at the main office of the Corporation in the City of Washington, District of Columbia."

Footnote  122 <F122>

     Paragraph 2(b)(i) as amended by directors' resolution of 9/6/67. Previously read as follows:

              "(i) The shares of Class B stock shall be issued only in exchange for Class A stock (A) to officers and employees of the Corporation after retirement because of age or disability, or (B) after the death of officers or employees of the Corporation, to the estates of such officers or employees, to the dependents of such officers or employees, or to persons who are the natural objects of the bounty of such officers or employees: Provided, That death occurs while the officers or employees are in the service of the Corporation or on military or disability leave, or within three years less 30 days after retirement because of age or disability of officers or employees who executed an Optional Agreement pursuant to the By-Laws of the Corporation for the transfer of stock upon termination of employment, or within 60 days after retirement because of age or disability of officers or employees who did not execute such an Optional Agreement."

Footnote  123 <F123>

     Paragraph 2(b)(iii) (A) and (B) as amended by directors' resolution of 9/6/67. Previously read as follows:

              "(A) In the case of an officer or employee of the Corporation entitled to exchange Class A stock for Class B stock upon retirement, and in the case of anyone entitled to exchange Class A stock for Class B stock upon the death of a retired officer or employee, within sixty (60) days after the retirement of the officer or employee, or, in the event such officer or employee has executed an Optional Agreement pursuant to the By-Laws of the Corporation for the transfer of stock upon termination of employment, within three (3) years less thirty (30) days after retirement of the officer or employee;

              "(B) In the case of anyone entitled to exchange Class A stock for Class B stock upon the death of an officer or employee of the Corporation while in the service of the Corporation or on military or disability leave, within sixty (60) days after such death, or, in the event such officer or employee has executed an Optional Agreement pursuant to the By-Laws of the Corporation for the transfer of stock upon termination of employment, within three (3) years less thirty (30) days after the death of such officer or employee."

Footnote  124 <F124>

     Words "ninety (90) day and one hundred and eighty (180) day periods" substituted for words "sixty (60) day periods" by directors' resolution of 9/6/67.

Footnote  125 <F125>

     Subdivision (iv) inserted by directors' resolution of 9/6/67.

Footnote  126 <F126>

     Paragraph 4 as amended by directors' resolution of 9/6/67. Previously read as follows:



"4. Rate of Exchange of Class B Stock

     The exchange of Class A stock for Class B stock shall be on a share for share basis: Provided, however, that after eight hundred (800)<F77> shares of Class A stock have been exchanged for a like number of shares of Class B stock by (a) any one retired officer or employee of the Corporation, or (b) any or all persons who received the Class A stock from any one deceased officer or employee, such person or persons may thereafter have Class B stock exchanged only in an amount equal to one-third of the remaining Class A stock held by such person or persons; and provided, further, that no more than two thousand (2,000)
<F78> shares of Class B stock  shall be issued  in  exchange  for Class A  stock to any one retired officer or employee of the Corporation or to any or all persons who have received the Class A stock from any one deceased officer or employee.<F63>"

Footnote  127 <F127>

     Words "by written notice sent to the stockholder or his representative at the address of the stockholder as it appears on the stock books of the Corporation and by written notice to the distributee at his address as it appears on the records of the Administrative Committee established under the stock bonus plan" inserted by directors' resolution of 9/6/67.

Footnote  128 <F128>

     First two sentences of Paragraph 8 substituted by directors' resolution of 9/6/67 for the following: "The Corporation shall have the right at any time after the expiration of eight (8) years from the date of (a) retirement of an officer or employee, or (b) death of an officer or employee while in the service of the Corporation or on military or disability leave, to redeem from the holder thereof all or any part of the outstanding shares of Class B stock issued in exchange for Class A stock to such officer or employee or to the estate, dependents, or persons who are the natural objects of the bounty of such officer or employee."

Footnote  129 <F129>

     Paragraph 9(b)(i)(A) and (B) as amended by directors' resolution of 9/6/67. Previously read as follows:

              "(A) The price in effect for purchase and sale of shares of Class A stock of the Corporation under the Stock Purchase and Transfer Plan of the Corporation, if tender is made within eight years after the date of the retirement or death which gave rise to the right to obtain Class B stock, or

              "(B) The price determined for the purchase of Class A stock in accordance with the provisions of sub-paragraph (a) of Paragraph 9 hereof, if tender is made eight or more years after the retirement or death which gave rise to the right to obtain Class B stock."



Footnote  130 <F130>

     Paragraph 9(b)(ii)(A) and (B) as amended by directors' resolution of 9/6/67. Previously read as follows:

              "(A) The price in effect for the purchase and sale of shares of Class A stock of the Corporation under the Stock Purchase and Transfer Plan of the Corporation, if the stock is presented for transfer within eight years after the retirement or death which gave rise to the right to obtain Class B stock, or

              "(B) The price determined for the purchase of Class A stock in accordance with the provisions of sub-paragraph (a) of Paragraph 9 hereof, if the stock is presented for transfer at eight or more years after the date of the retirement or death which gave rise to the right to obtain Class B stock.

Footnote  131 <F131>

     Words "to the time at which the Corporation shall first have the right under Paragraph 8 hereof to redeem such Class B stock from the holder thereof" substituted for words "to the expiration of the eight-year period after the date of the retirement or death which gave rise to the right to obtain Class B stock" by directors' resolution of 9/6/67.

Footnote  132 <F132>

     Figure "10" substituted for figure "20" by directors' resolution of 12/2/67.

Footnote  133 <F133>

     Words and figure "seven hundred thousand (700,000)" substituted for words and figure "one hundred forty thousand (140,000)" by directors' resolution of 1/24/68.

Footnote  134 <F134>

     Words and figure " six hundred thousand (600,000)" substituted for words and figure "one hundred twenty thousand (120,000)" by directors' resolution of 1/24/68.

Footnote  135 <F135>

     Words and figure "one hundred thousand (100,000)" substituted for words and figure "twenty thousand (20,000)" by directors' resolution of 1/24/68.



Footnote  136 <F136>

     Paragraph 2(a)(i) as amended by directors' resolution of 1/24/68. Previously read as follows: "(i) The shares of Class A stock shall be issued only to person who are officers or employees of the Corporation and who possess such other qualifications as the Board of Directors shall from time to time prescribe by resolution, or to trustee designated or appointed under a stock bonus plan of the Corporation.<F76>"

Footnote  137 <F137>

     Words "officers and" inserted by directors' resolution of 1/24/68.

Footnote  138 <F138>

     Words "officer or" inserted by directors' resolution of 1/24/68.

Footnote  139 <F139>

     Proviso as amended by directors' resolution of 1/24/68. Originally read as follows: "Provided, however, that the Trustee may designate an agent with powers to perform his duties herein prescribed by filing with the Secretary of the Corporation a statement delegating such powers."

Footnote  140 <F140>

     Words "officers and employees eligible to participate shall be person (1) who are officers or employees of the Corporation or of a subsidiary corporation eighty (80) percent or more of whose stock is owned by the Corporation and (2) who possess such other qualifications as the Board of Directors shall from time to time prescribe by resolution (all such officers and employees being hereinafter in this Section X referred to as 'officers and employees')" substituted for words "employees eligible to participate shall be 'eligible stockholders' as defined in Section IX, Paragraph 2(a)(i) of these By-Laws " by directors' resolution of 1/24/68.

Footnote  141 <F141>

     Words "prior to April 7, 1968," inserted by directors' resolution of 1/24/68.

Footnote  142 <F142>

     Words "and on and after April 7, 1968, be not in excess of forty-five dollars ($45) per week and not less than one dollar ($1.00) per week" inserted by directors' resolution of 1/24/68.



Footnote  143 <F143>

     Sentence "Effective April 7, 1968, the words and figures 'twenty (20) shares' wherever they appear in this subdivision (vii) shall read 'forty (40) shares'." inserted by directors' resolution of 1/24/68.

Footnote  144 <F144>

     Words "officer and" inserted by directors' resolution of 1/24/68.

Footnote  145 <F145>

     Words "employee of, and" deleted by directors' resolution of 1/24/68.

Footnote  146 <F146>

     Words "(herein called the Corporation) or by a subsidiary eighty (80) percent or more of whose stock is owned by the Corporation" inserted by directors' resolution of 1/24/68.

Footnote  147 <F147>

     Title of Section changed from "DEFINITION OF STOCKHOLDER" to "DEFINITIONS" by directors' resolution of 1/24/68.

Footnote  148 <F148>

     Second paragraph of Section XV inserted by directors' resolution of 1/24/68.

Footnote  149 <F149>

     Word and number  "thirteen  (13)"  substituted  for word and number "eleven
(11)" by directors' resolution of 2/10/68.

Footnote  150 <F150>

     Words "at the regular annual meeting of stockholders" inserted and sentence "The first election or elections shall be held at one or more special meetings of stockholders until all eleven (11) directors are elected, and thereafter directors shall be elected at the regular annual meeting of stockholders." deleted by directors' resolution of 2/10/68.

Footnote  151 <F151>

     Word and number  "twelve (12)"  substituted  for word and number  "thirteen
(13)<F149>" by directors' resolution of 12/7/68.



Footnote  152 <F152>

     Subdivision (ii) as amended by directors' resolution of 4/5/69. Previously read as follows: "(ii) When Deductions Begin. Deductions from payroll for the purposes of this sub-paragraph shall begin with salary for the third full week after receipt of the authorization, except that at the beginning of any six months' period of the Plan, authorized payroll deductions shall begin with salary for the first full week of the new six months' period.<F45>"

Footnote  153 <F153>

     Second sentence of subdivision (iii) as amended by directors' resolution of 4/5/69. Previously read as follows: "Such notice shall take effect with salary for the third full week after submission of notice.<F46>"

Footnote  154 <F154>

     Word  "twenty-eight"   substituted  for  word  "fourteenth"  by  directors'
resolution of 4/5/69.

Footnote  155 <F155>

     Subdivision (i) as amended by directors' resolution of 8/6/69. Previously read as follows:

         "(i)  Limitations on Amount

     Deductions from salary for such purpose shall prior to April 7, 1968,<F141>, be not in excess of two times<F81> the current price per share and not less than one dollar ($1.00) per week<F44> and on and after April 7, 1968, be not in excess of forty-five dollars ($45) per week and not less than one dollar ($1.00) per week.<F142>"

Footnote  156 <F156>

     Words "first full pay period" substituted for words "third full week" by directors' resolution of 8/6/69.

Footnote  157 <F157>

     Second sentence of subdivision (iii) inserted by directors' resolution of 8/67/69.

Footnote  158 <F158>

     Words "OFFICERS AND" deleted by directors' resolution of 12/17/69.



Footnote  159 <F159>

     Section VII as amended by directors' resolution of 12/17/69. Previously read as follows:

     "Officers other than the President<F58> and the Chairman of the Board,<F85> directors, and members of committees shall not receive any salary or fee for their services as such, but by resolution of the Board they shall be allowed reimbursement for their traveling and other reasonably necessary expenses for attendance at any regular or special meeting: PROVIDED, That nothing herein contained shall preclude any officer, director, or member of a committee from serving the Corporation in any other capacity upon a compensated basis."

Footnote  160 <F160>

     Words "and a Vice Chairman" inserted by directors' resolution of 12/17/69.

Footnote  161 >F161>

     Words "Vice Chairman of the Board" substituted for word "either" by directors' resolution of 12/17/69.

Footnote  162 <F162>

     Words "and Vice Chairman" inserted by directors' resolution of 12/17/69.

Footnote  163 <F163>

     Words "Vice Chairman of the Board" substituted for word "President" by directors' resolution of 12/17/69.

Footnote  164 <F164>

     Last sentence of sub-paragraph (f) inserted by directors' resolution of 12/17/69.

Footnote  165 <F165>

     Words "who are on the payroll of the Corporation or of one of its subsidiary corporations" inserted by directors' resolution of 1/10/70.

Footnote  166 <F166>

     Words "or of one of its subsidiary corporations" inserted by directors' resolution of 2/7/70.



Footnote  167 <F167>

     Words "and members of committees" and words "who are on the payroll of the Corporation or of one of its subsidiary corporations" transposed by directors' resolution of 2/7/70.

Footnote  168 <F168>

     Words and figure "five hundred fifty thousand (550,000)" substituted for words and figure "six hundred thousand (600,000)" by directors' resolution of 4/18/70.

Footnote  169 <F169>

     Words and figure "one hundred fifty thousand (150,000)" substituted for words and figure "one hundred thousand (100,000)" by directors' resolution of 4/18/70.

Footnote  170 <F170>

     Sentence "One nominee shall be neither a stockholder of the Corporation nor an active or retired officer or employee of the Corporation or of one of its subsidiary corporations." inserted by directors' resolution of 6/9/71.

Footnote  171 <F171>

     Paragraph 1 as amended by directors' resolution of 6/9/71. Previously read as follows:

         "1. Eligibility

     No person shall be elected or appointed as a director unless he is a holder of Class A or Class B stock and, in addition, is an active or retired officer or employee of the Corporation or one of its subsidiary corporations,<F166> and any director who ceases to fulfill these requirements shall be disqualified to exercise any of the powers or duties of director and shall be deemed to have resigned from such position.<F57>"

Footnote  172 <F172>

     Word and number  "thirteen  (13)"  substituted  for word and number "twelve
(12)<F151>" by directors' resolution of 6/9/71.

Footnote  173 <F173>

     Second sentence of Paragraph 3 inserted by directors' resolution of 6/9/71.



Footnote  174 <F174>

     First sentence of sub-paragraph (b) as amended by directors' resolution of 9/8/71. Originally read as follows: "Regular meetings of the Board of Directors shall be held on the first Saturday in each month at the main office of the Corporation in Washington, District of Columbia, and/or at such other times and places as may be fixed by resolution of the Board or by written waiver of all its members."

Footnote  175 <F175>

     Words "one or more Assistant Treasurers" substituted for words "an Assistant Treasurer" by directors' resolution of 1/5/72.

Footnote  176 <F176>

     Words "an" substituted for word "the" by directors' resolution of 1/5/73.

Footnote  177 <F177>

     Words and figure "five hundred thousand (500,000)" substituted for words and figure "five hundred fifty thousand (550,000)<F134><F168>" by directors' resolution of 4/21/73.

Footnote  178 <F178>

     Words and figure "two hundred thousand (200,000)" substituted for words and
figure  "one  hundred  fifty  thousand   (150,000)<F135><F169>"   by  directors'
resolution of 4/21/73.

Footnote  179 <F179>

     Paragraph 1 as amended by directors' resolution of 5/14/75. Previously read as follows:

         "1. Amount

     The total number of shares of stock which the Corporation is authorized to issue is seven hundred thousand (700,000)<F133> shares divided into two classes: one class designated as Class A common shares shall consist of five hundred thousand (500,000)<F177> shares without par value and with voting rights, and the other class designated as Class B common shares shall consist of two hundred thousand (200,000)<F178> shares without par value per share and without voting rights.<F75> "

Footnote  180 <F180>

     Sentence "Effective  September 22, 1975, the words and figures 'two hundred
(200)' wherever they appear in this  subdivision  (bb) shall read 'eight hundred
(800)'." inserted by directors' resolution of 5/14/75.



Footnote  181 F<181>

     Subdivision (i) as amended by directors' resolution of 5/14/75. Previously read as follows:

         "(i) Limitations on Amount

     Deductions from salary for such purchase shall prior to October 5, 1969, be not in excess of forty-five dollars ($45) per week and not less than one dollar ($1.00) per week and on and after October 5, 1969, be not in excess of five times the current price per share and not less than one dollar ($1.00) per week.<F155>"

Footnote  182 <F182>

     Subdivision (iv) as amended by directors' resolution of 5/14/75. Previously read as follows:

         "(iv) Limitations on Amount

     'Offers to buy' may be satisfied by the Trustee, if stock is available, for each eligible officer or<F138> employee without limitation in amount: Provided, however, that shares made available to the Trustee from unissued or treasury stock may not be sold to any one individual in excess of that amount necessary to permit such individual to purchase a total of two hundred (200)<F83> shares of stock through 'offers to buy' in any period of six months.<F54>

Footnote  183 <F183>

     Subdivision (iv) as amended by directors' resolution of 5/14/75. Previously read as follows:

         "(vii) Fulfillment

     'Offers to buy shall be satisfied in order of priority based on the date when the 'offer to buy' is listed according to the following system:

     "When the Trustee has available shares for sale to makers of 'offers to buy,' he shall allot to each 'live' listing number in numerical sequence twenty
(20)<F84> shares, or the full amount of the 'offer to buy' if the 'offer' is for fewer than twenty (20)<F84> shares, until all listing numbers have received their allotments or until all the available shares have been allotted. If additional shares for allotment remain, they shall be allocated in the same manner, twenty (20)<F84> or fewer (if the unfulfilled 'offer to buy' is less than twenty (20))<F84> shares being allotted to each number in rotation until all available shares are sold. Effective April 7, 1968, the words and figures 'twenty (20) shares' wherever they appear in this subdivision (vii) shall read 'forty (40) shares'.<F143> After each such allotment the 'live' listing shall be reconstituted, beginning with the first 'offer to buy' that was not satisfied in
the  previous   allotment,   and  the  same  procedure  followed  on  subsequent
allotments."

Footnote  184 <F184>

     Paragraph 8 as amended by directors' resolution of 6/11/75. Previously read as follows:

"8.<F95> Treasurer

     (a) The Treasurer shall have custody of the funds and securities of the Corporation, shall keep full and accurate accounts of the receipts and disbursements in books belonging to the Corporation, and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors.

     "(b) The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors and either the Chief Executive Officer or the President, in relation to their functions, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer and the directors, whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation, and at the meeting of the Board of Directors next preceding the annual meeting of stockholders he shall make a like report for the preceding fiscal year.<F108>

     "(c) He shall give the Corporation a bond, if required to do so by the Board of Directors, in such sum and in form and with security satisfactory to the Board, for the faithful performance of the duties of his office and the restoration to the Corporation, in case of his death, resignation, retirement, or removal from office, of all books, papers, vouchers, money and other property of whatever kind belonging to the Corporation in his possession or under his control.<F109>

     "(d) He shall perform such other functions as the Board of Directors or the Chief Executive Officer may prescribe.<F110>"

Footnote  185 <F185>

     Paragraphs 9 and 10 inserted by directors' resolution of 6/11/75.

Footnote  186 <F186>

     Word "Thursday" substituted for word "Wednesday" by directors' resolution of 9/10/75.



Footnote  187 <F187>

     Words  and  figure  "one  million  eighty  hundred  thousand   (1,800,000)"
substituted for words and figure "two million (2,000,000)" by directors' resolution of 4/16/77.

Footnote  188 <F188>

     Words and figure "one million (1,000,000)" substituted for words and figure "eight hundred thousand (800,000)" by directors' resolution of 4/16/77.

Footnote  189 <F189>

     Words  and  figure   "thirty  (30)"   substituted   for  words  and  figure
"twenty-five (25)" by directors' resolution of 1/12/78.

Footnote  190 <F190>

     Sentence "Each additional nomination made pursuant to this sub-paragraph shall be accompanied by the nominee's written acceptance of his or her nomination." inserted by directors' resolution of 1/12/78.

Footnote  191 <F191>

     Words and figure "twenty-two (22)" substituted for word and figure "fifteen
(15)" by directors' resolution of 1/12/78.

Footnote  192 <F192>

     Period substituted for colon and proviso deleted by directors' resolution of 1/12/78. Proviso read as follows: "PROVIDED, however, that each nominee on such list shall have filed with the Nominating Committee a written acceptance of his nomination not less than twenty (20) days prior to the meeting; nominations which are not so accepted shall be deemed withdrawn.<F10>"

 Footnote  193 <F193>

     Words "may" substituted for word "shall" by directors' resolution of 11/8/79.

Footnote  194 <F194>

     Sub-paragraph (c) inserted by directors' resolution of 5/8/80.



Footnote  195 <F195)

     Sub-paragraph renumbered as shown by directors' resolution of 5/8/80. Previously numbered (c).

 Footnote  196 <F196>

     Paragraph 7 inserted by directors' resolution of 6/12/80.

 Footnote  197 <F197>

     Paragraph 8 inserted by directors' resolution of 6/12/80.

Footnote  198 <F198>

     Sub-paragraph   (a)  as  amended  by  directors'   resolution  of  11/6/80.
Previously read as follows:

         "(a)     Operation by Trustee

     The Plan shall be operated in accordance with the provisions of this Section by a Trustee, who shall be the Treasurer or an<F176> Assistant Treasurer<F118> of the Corporation, as the Board may designate:<F119> Provided, however, that the Trustee may designate an agent or agents, including an Assistant Trustee at the place of business of a subsidiary whose stock is at least eighty (80) percent owned by the Corporation, with powers to perform any of his duties herein prescribed by filing with the Secretary of the Corporation a statement delegating such powers.<F139>"

Footnote  199 <F199>

     Paragraph 1 as amended by directors' resolution of 7/12/84. Previously read as follows:

"1. Amount.

     The total number of shares of stock which the Corporation is authorized to issue is two million eight hundred thousand (2,800,000) shares divided into two classes: one class designated as Class A common shares shall consist of one million eight hundred thousand (1,800,000)<F187> shares without par value and with voting rights, and the other class designated as Class B common shares shall consist of one million (1,000,000)<F188> shares without par value and without voting rights.<F179>"



Footnote  200 <F200>

     Subdivision (vii) as amended by directors' resolution of 9/6/84. Previously read as follows:

         "(vii) Fulfillment

     'Offers to buy' shall be satisfied in order of priority based on the date when the 'offer to buy' is listed according to the following system:

     "When the Trustee has available shares for sale to makers of 'offers to buy,' he shall allot to each 'live' listing number in numerical sequence forty
(40) shares, or the full amount of the 'offer to buy' if the 'offer' is for fewer than forty (40) shares, until all listing numbers have received their allotments or until all the available shares have been allotted. If additional shares for allotment remain, they shall be allocated in the same manner, forty
(40) or fewer (if the unfulfilled 'offer to buy' is less than forty (40) shares being allotted to each number in rotation until all available shares are sold. Effective September 22, 1975, the word and figures 'forty (40)' wherever they appear in this subdivision (vii) shall read 'one hundred sixty (160)'. After each such allotment the 'live' listing shall be reconstituted, beginning with the first 'offer to buy' that was not satisfied in the previous allotment, and the same procedure followed on subsequent allotments.<F183>"

Footnote  201 <F201>

     Words "or his designees" inserted by directors' amendment of 2/7/85.

Footnote  202 <F202>

     Word  "forty-two"   substituted  for  word   "twenty-eight"  by  directors'
resolution of 3/7/85.

Footnote  203 <F203>

     Section IX, Paragraph 1 as amended by directors' resolution of 6/12/86. Previously read as follows:

"1. Amount

     The total number of shares of stock which the Corporation is authorized to issue is three million (3,000,000) shares divided into two classes: one class designated as Class A common shares shall consist of one million eight hundred thousand (1,800,000) shares without par value and with voting rights, and the other class designated as Class B common shares shall consist of one million two hundred (1,200,000) shares without par value and without voting rights.<F199>"



Footnote  204 <F204>

     Sub-paragraph (c) added by directors' resolution of 6/12/86.

Footnote  205 <F205>

     Comma added after word "stock" and phrase amended by directors' resolution of 6/12/86. Previously read as follows: "and Class B stock shall be entitled to participate ratably, share for share, and without preference of either Class over the other.<F71>

Footnote  206 <F206>

     Comma added after word "stock" and phrase amended by directors' resolution of 6/12/86. Previously read as follows: "and Class B stock shall be entitled to participate ratably, share for share, and without preference of either Class over the other in all dividends when and as declared by the Board of Directors.<F73>

Footnote  207 <F207>

     The words "or Class C" added by directors' resolution of 6/12/86.

Footnote  208 <F208>

     Section IX, Paragraph 1 as amended by directors' resolution of 9/10/87. Previously read as follows:

"1. Amount

     The total number of shares of stock which the Corporation is authorized to issue is three million two hundred and fifty thousand (3,250,000) shares divided into three classes: one class designated as Class A common shares shall consist of one million eight hundred thousand (1,800,000) shares without par value and with voting rights, another class designated as Class B common shares shall consist of one million two hundred thousand (1,200,000) shares without par value and without voting rights, and another class designated as Class C common shares shall consist of two hundred and fifty thousand (250,000) shares without par value and without voting rights.<F203>"

Footnote  209 <F209>

     Section X, Paragraph 2(e)(ii)(bb) as amended by directors' resolution of 9/10/87. Previously read as follows:

     "(bb) All other stock offered to the Fund for purchase in the chronological order in which such offers have been received in writing by the Trustee:
PROVIDED, however, that, whenever the Trustee has unsatisfied offers of stock from two or more stockholders, not more than two hundred (200)<F79> shares may be purchased from a stockholder  having a higher  priority until two hundred
(200)<F79> shares (or all shares offered, if less than two hundred (200)<F79> have been purchased from each such stockholder having a lower priority. Effective September 22, 1975, the words and figures 'two hundred (200)' wherever they appear in this subdivision (bb) shall read 'eight hundred (800)'.<F180> Where two or more offers of stock are received simultaneously by the Trustee, the order shall be determined by lot."

Footnote  210 <F210>

     Section X, Paragraph 1(i)(i) as amended by directors' resolution of 9/10/87. Previously read as follows:

         "(i) Limitation on Amount

     Deductions from salary for such purchase shall prior to September 22, 1975, be not in excess of five times the current price per share and not less than one dollar ($1.00) per week and on and after September 20, 1975, be not in excess of twenty times the current price per share and not less than one dollar ($1.00) per week.<F181>"

Footnote  211 <F211>

     Section X, Paragraph 2(j)(iv) as amended by directors' resolution of 9/10/87. Previously read as follows:

         "(iv) Limitation on Amount

     'Offers to buy' may be satisfied by the Trustee, if stock is available, for each eligible officer or employee without limitation in amount: Provided, however, that shares made available to the Trustee from unissued or treasury stock prior to September 22, 1975, may not be sold to any one individual in excess of that amount necessary to permit such individual to purchase a total of two hundred (200) shares of stock through 'offers to buy' in any period of six months; and provided, further, that shares made available to the Trustee from unissued or treasury stock on and after September 22, 1975, may not be sold to any one individual in excess of that amount necessary to permit such individual to purchase a total of eight hundred (800) shares of stock through 'offers to buy' in any period of six months.<F184>"



Footnote  212 <F212>

     Section X, Paragraph 2(j)(vii) as amended by directors' resolution of 9/10/87. Previously read as follows:

         "(vii) Fulfillment

     'Offers to buy shall be satisfied in order of priority based on the date when the 'offer to buy' is listed according to the following system:

     "When the Trustee has available shares for sale to makers of 'offers to buy,' he shall allot to each 'live' listing number in numerical sequence forty
(40) shares, or the full amount of the 'offer to buy' if the 'offer' is for fewer than forty (40) shares, until all listing numbers have received their allotments or until all the available shares have been allotted. If additional shares for allotment remain, they shall be allocated in the same manner, forty
(40) or fewer (if the unfulfilled 'offer to buy' is less than forty (40) shares being allotted to each number in rotation until all available shares are sold. After each such allotment the 'live' listing shall be reconstituted, beginning with the first 'offer to buy' that was not satisfied in the previous allotment, and the same procedure followed on subsequent allotments."

Footnote  213 <F213>

     Section V, Paragraph 4(b) as amended by directors' resolution of 4/15/89. Previously read as follows:

     "(b) Regular meetings of the Board of Directors shall be held at 8:30 a.m. on the first Thursday after the first Saturday in each month at the main office of the Corporation in Washington, District of Columbia, and/or at such other times and places as may be fixed by resolution of the Board or by written waiver of all its members. No other notice of any regular meeting shall be required."

Footnote  214 <F214>

     Section V, Paragraph 3 as amended by directors' resolution of 4/21/90. Previously read as follows:

"3. Number; Election; Term

     The Board of Directors shall consist of thirteen (13 members who shall be elected by the Class A stockholders at the regular annual meeting of stockholders. The Board of Directors so elected shall be composed of (i) the nominee eligible only under sub-paragraph (a) of Paragraph 1 hereof who shall have received the highest number of votes among the nominees eligible only under that provision, and (ii) the twelve (12) nominees eligible only under sub-



paragraph (b) of Paragraph 1 hereof who shall have received the highest number of votes among the nominees eligible only under that provision. Each director shall hold office until the succeeding annual election and until his successor shall have been elected and shall have duly qualified: PROVIDED, That if there be a vacancy in the Board by reason of death, resignation, or otherwise, such vacancy shall be filled for the unexpired term by majority vote of all the remaining directors, although less than a quorum."

Footnote  215 <F215>

     Section V, Paragraph 4(b) as amended by directors' resolution of 7/12/90. Previously read as follows:

     "(b) Regular meetings of the Board of Directors shall be held at 9:00 a.m. on the Thursday after the first Saturday in each month at the main office of the Corporation in Washington, District of Columbia, and/or at such other times and places as may be fixed by resolution of the Board or by written waiver of all its members. No other notice of any regular meeting shall be required."

Footnote  216 <F216>

     Section III, Paragraph 8(a) as amended by stockholders' resolution of 4/21/90. Previously read as follows:

     "(a) At least forty-five (45) days prior to any annual meeting of stockholders a list of nominations for directors, prepared by a Nominating Committee to be appointed by the Board of Directors, shall be mailed by the Secretary to each Class A stockholder. The Committee shall make at least as many nominations as there are directorships to be filled at the annual meeting, but may nominate candidates in excess of such number. One nominee shall be neither a stockholder of the Corporation nor an active or retired officer or employee of the Corporation or of one of its subsidiary corporations. Said list shall also state the total number of shares of Class A stock of the Corporation then outstanding."

Footnote  217 <F217>

     Section V, Paragraph 1 as amended by stockholders' resolution of 4/21/90. Previously read as follows:

    "(a) One person who is not a stockholder of the Corporation and not an active or retired officer or employee of the Corporation or of one of its subsidiary corporations shall be elected or appointed as a director.

    "(b) Other than the person elected or appointed as director pursuant to sub-paragraph a) above, no person shall be elected or appointed as a director unless he is a holder of Class A or Class B stock and, in addition, is an active or retired officer or employee of the Corporation or of one of its subsidiary corporations, and any director elected or appointed pursuant to this Paragraph who ceases to fulfill these requirements shall be disqualified to exercise any of the powers or duties of director and shall be deemed to have resigned from such position."

Footnote  218 <F218>

     Section V, Paragraph 3 as amended by stockholders' resolution of 4/21/90. Previously read as follows:

     "The Board of Directors shall consist of fifteen (15) members who shall be elected by the Class A stockholders at the regular annual meeting of stockholders. The Board of Directors so elected shall be composed of (i) the nominee eligible only under sub-paragraph (a) of Paragraph 1 hereof who shall have received the highest number of votes among the nominees eligible only under that provision, and (ii) the thirteen (13) nominees eligible only under sub-paragraph (b) of Paragraph 1 hereof who shall have received the highest number of votes among the nominees eligible only under that provision. Each director shall hold office until the succeeding annual election and until his successor shall have been elected and shall have duly qualified: Provided, That if there be a vacancy in the Board by reason of death, resignation, or otherwise, such vacancy shall be filled of the unexpired term by majority vote of all the remaining directors, although less than a quorum."

Footnote  219 <F219>

     Section IX, Paragraph 1 as amended by directors' resolution of 11/11/93. Previously read as follows:

     "The total number of shares of stock which the Corporation is authorized to issue is thirteen million (13,000,000) shares divided into three classes: one class designated as Class A common shares shall consist of seven million two hundred thousand (7,200,000) shares, $1.00 par value per share and with voting rights, another class designated as Class B common shares shall consist of four million eight hundred thousand (4,800,000) shares, $1.00 par value per share and without voting rights, and another class designated as Class C common shares shall consist of one million (1,000,000) shares, $1.00 par value per share without voting rights.<F208>"

Footnote 220 <F220>

     Section VIII, Paragraph 1(a), as amended by directors' resolution of 5/8/97. Previously read as follows:

     "The officers of the  Corporation  shall be a Chairman and a Vice Chairman
<F160> of the Board,<F86> a President, one or more Vice-Presidents, a Secretary, and a Treasurer. The Chairman of the Board and the President may be the same person, the<F87> Secretary and the Treasurer may be the same person, and a Vice-President may hold at the same time the office of Vice Chairman of the Board,<F161> Secretary, or Treasurer. The Chairman and Vice Chairman<F162> of the Board<F100>, the President, and one Vice-President shall be chosen from among the directors; the other officers may, but need not be, chosen from among the directors. No person shall be an officer of the Corporation unless he is a holder of Class A stock or Class B stock, and any officer who ceases to hold any shares of stock in the Corporation shall be disqualified to exercise any of the powers or duties of an officer and shall be deemed to have resigned from office.<F59>

Footnote 221 <F221>

     Sub-paragraph (d) added by directors' resolution of 10/09/97.



Footnote 222 <F222>

     Sentence "For purposes of this Paragraph 6(b) and Article IV, Section 1A, Paragraph 16 of the Corporation's Certificate of Incorporation, a transfer of stock registered in TOD form that occurs upon the death of the holder thereof shall be deemed to be made "by the person named in the certificate," provided that the Corporation has received an affidavit of the personal representative of the deceased owner's estate or such other proof of death of the deceased owner as may be satisfactory to the Secretary of the Corporation." inserted by directors' resolution of 10/09/97.

Footnote 223 <F223>

     Section XI, as amended by directors' resolution of 11/06/97. Previously read as follows:

     The Corporation shall offer to all officer and<F144> employee holders of Class A<F66> stock the option to execute the following agreement:

     Agreement between The Bureau of National Affairs, Inc., party of the first part, and ________________<F145>, holder of one or more shares of the Class A<F66> stock of The Bureau of National Affairs, Inc., party of the second part:

     In consideration of mutual advantages accruing therefrom, the parties hereby covenant and agree as follows:

     1. The party of the second part will, within not more than three (3) years of his separation from employment by The Bureau of National Affairs, Inc. (herein called the Corporation) or by a subsidiary eight (80) percent or more of whose stock is owned by the Corporation,<F146> offer all Class A<F66> stock of the Corporation held by him to be purchased under the Stock Purchase and Transfer Plan set up pursuant to Section X of the By-Laws of the Corporation. Such offer or offers may be made at any time within the said three (3) years for any part or all of the Class A<F66> stock so held.

     2. In the event that the Stock Purchase Fund, provided for in the said Plan, is unable to purchase any or all of the shares offered, the party of the second part may, at that time, at his option, accept Supplemental Bids, if any, registered with the Trustee of the Plan. If such Supplemental Bids are not accepted, the party of the second part may retain his shares for later offers through the Stock Purchase and Transfer, including acceptance of Supplemental Bids.

     3. If at the end of three (3) years after termination of his employment, the party of the second part still retains any Class A<F66> stock of the Corporation, he shall offer it forthwith for purchase through the Stock Purchase Fund. If the Stock Purchase Fund is unable to purchase any or all of the shares so offered, the Trustee of the Plan shall so notify him and he may thereafter retain such shares as have not been purchased or he may dispose of them by accepting Supplemental Bids. Upon receipt of notification from the Trustee that the Fund is able to purchase any part or all of the shares then held, the party of the second part shall, within sixty (60) days from the mailing of such notification, which shall state the number of shares the Fund can purchase from the stockholder, present such shares to the Trustee for purchase by the Fund. A like procedure shall be followed until all shares held by the party of the second part have been purchased by the Fund.

     4. If the party of the second part, or his heirs or legatees, offers any or all of his shares for sale other than as herein specified, this agreement shall become null and void.

     5. This agreement shall be binding upon the heirs and legatees of the party of the second part.

     6. Nothing herein contained shall diminish the right of the party of the second part to exchange Class A<F66> stock for Class B<F72> stock of the Corporation pursuant to Paragraph 2(b) of Section IX of the By-Laws.

     7. The provisions of Paragraph 7(b) of Section IX of the By-Laws shall not apply to the party of the second part, his heirs, or legatees so long as this agreement is in force and effect.

                                       99


                                      INDEX


Amending bylaws  58
Annual Meeting   2
Annual Report  11
Audit Committee  18
Board of Directors,  see Directors
Bonding
---Of officers 27
Books and accounts 56
Budget 22
Chairman of the Board
---In general 21
---Absence or disability 22
Checks 57
Chief Executive Officer
---In general  23
---Absence or disability 24
Chief Financial Officer 26
Class A Stock  28
Class B Stock 29
Class C Stock 31
Committees
---Audit 18
---Executive 17
---Meetings  19
---Nominating  6
---Other  19
Compensation
---Of directors 19
Controller  26
Directors, Board of
---Committees  17
---Compensation 19
---Delegating powers of officers  27
---Electing officers  20
---Eligibility 8
---Nomination of     6
---Meetings 10
---Number, election, terms 9
---Outside directors  8
---Powers 8
---Quorum 11
---Setting price of stock  44
---Voting for  5
Dividends  57
Executive Committee 17
Indemnification 11
List of stockholders 3
Lost stock certificates 40

Meetings
---Annual meeting  2
---Board of Directors 10
---Special meeting of stockholders  3
Nominating Committee  6
Notice
---In general 58
---Board of Directors meetings  10
---Annual meeting 2
---Special meeting of stockholders 2
---Waiver 58
Offers to buy 47
Officers--See also specific offices
---Appointment and tenure 20, 21
---Absence or  disability  27
---Bonding  27
---Chairman  of the Board  20,  21
---Chief Executive  Officer  21,  23
---Chief  Financial  Officer  26
---Controller  26
---Delegation  of  powers  27
---President  20,  22
---President  pro  tem  25
---Secretary  20, 25
---Senior Vice President 23, 24
---Term 21
---Treasurer 20, 26
---Vacancy  21
---Vice  Chairman of the Board 20
---Vice  Presidents  20, 24
Outside  Directors 8
Optional  agreements  52
Payroll  deductions  45
President
---In general 22
---Absence or disability 23
President pro tem 25
Price of stock  44
Proxies 5
Quorum
---at  stockholders' meetings 4
---at Board of  Directors' meetings 11
Record Date 7
Reserves  57
Seal 1, 25
Secretary  20, 25
Senior Vice President 23, 24
Special meetings
---Of stockholders 3

Stock
---Amount 27
---Certificates
-----In  general  33
-----Lost  40
---Class A 28
---Class B 29
---Class C 31
---Dividends 57
---Exchange of A for B 30, 33
---Fractional shares 40
---Price
-----Purchase of Class A 34, 37
-----Purchase of Class B 38
-----Set under SPTP 44
---Purchase by corporation 34
---Redemption of Class B stock 37
---Stock Purchase and Transfer Plan 41
---Transfer 33
Stock Purchase and Transfer Plan
---In general 41
---Availability of treasury or unissued stock  45
---Eligibility 41
---Offers to buy 47
---Payroll deductions 45
---Priorities  in purchase and sale of stock 43
---Sale of stock to  corporation 51
---Supplemental  bids 50
---Trustee  41
Stockholders
---Definition of 57
---Eligibility
-----Class  A 28
-----Class  B 29
-----Class C 31
---List of 3
---Voting  rights 4
---Record date 7
Supplemental bids 50
Transfer on Death 32, 34
Treasurer 20, 26
Two percent nominations 6
Vacancy
---Board 10
---Officer 21
Vice chairman of the Board 20
Vice presidents 20, 24
Voting
----Manner of 5

                                                                 EXHIBIT 22



                           SUBSIDIARIES OF REGISTRANT


                                 STATE OF
                              INCORPORATION    RELATIONSHIP

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

Pike & Fischer, Inc.              Delaware     100% owned by Registrant

Tax Management Inc. (a)           Delaware     100% owned by Registrant

BNA Holdings Inc.                 Delaware     100% owned by Registrant




     (a) Tax Management Inc. owns 100% of TM Holding Company Inc., a Delaware corporation.

                                                                 EXHIBIT 28.2


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 11-K

(Mark One)
     (X) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                       OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission  file number 2-28286, as exhibit 28.2

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:
         THE BNA DEFERRED STOCK PURCHASE PLAN

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

         The Bureau of National Affairs, Inc.
         1231 25th Street, N. W.
         Washington, D. C.  20037

         Index to form 11-K:

            Financial Statements -
               Report of Independent Auditors                          159
               Statements of Net Assets Available for Benefits         160
                 December 31, 1997 and 1996
               Statements of Changes in Net Assets Available           161
                 for Benefits - Years Ended December 31, 1997,
                 1996, and 1995
               Notes to Financial Statements - December 31,            162
                 1997, 1996, and 1995
                 Financial Statement Schedules                         165

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Deferred Stock Purchase Plan Administrative Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

           THE BNA DEFERRED STOCK PURCHASE PLAN


           Date     March 19, 1998
                    -------------


           By       s\John E. Jenc
                    --------------
                    John E. Jenc
                    Chairman of the Administrative Committee

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                              Financial Statements

                           December 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Administrative Committee of
 The BNA Deferred Stock Purchase Plan:

We have audited the accompanying statements of net assets available for benefits of The BNA Deferred Stock Purchase Plan (the Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

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


Washington, D.C.
February 13, 1998

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           DECEMBER 31, 1997 AND 1996


                                                   1997                   1996
                                            -----------            -----------
Investments, at fair value (Note 2)
   (Cost of $26,776,601 in 1997 and
   $23,251,129 in 1996)                     $42,231,999            $35,843,148
Cash and cash equivalents                       310,679                244,079
Accrued Interest                                  1,234                   --
                                            -----------            -----------
    Net assets available for benefits       $42,543,912            $36,087,227
                                            ===========            ===========








                 See accompanying notes to financial statements.

                      THE BNA DEFERRED STOCK PURCHASE PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                             1997          1996          1995
                                         -----------   -----------   -----------
Additions to net assets attributed to:
Investment income
  Dividends (Note 1)                     $ 1,515,099   $ 1,300,662   $ 1,130,027
  Interest                                    13,057         6,809         4,942
  Unrealized appreciation of
   investments (Note 2)                    3,782,258     2,922,045     3,281,122
                                         -----------   -----------   -----------
                                           5,310,414     4,229,516     4,416,091

Contributions by participants
 (Note 1)                                  3,939,638     3,645,888     3,239,757
                                         -----------   -----------   -----------

 Total additions                           9,250,052     7,875,404     7,655,848
                                         -----------   -----------   -----------

Deductions from net assets attributed to:
Distributions to participants
  (Note 1)                                 2,793,141     2,911,627     1,927,127
Administrative costs (Note 3)                    226           357           393
                                         -----------   -----------   -----------

 Total deductions                          2,793,367     2,911,984     1,927,520
                                         -----------   -----------   -----------

   Net increase                            6,456,685     4,963,420     5,728,328

Net assets available for benefits:
   Beginning of year                      36,087,227    31,123,807    25,395,479
                                         -----------   -----------   -----------

   End of year                           $42,543,912   $36,087,227   $31,123,807
                                         ===========   ===========   ===========










                 See accompanying notes to financial statements.

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



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

The Company's Class A Common Stock, which is voting, may only be purchased by employees. Former employees and, in some cases, their beneficiaries may hold Class A Common Stock for up to three years. The Company's Class B Common Stock is issued to employees in exchange for Class A Common Stock upon their retirement. The Company's Class C Common Stock is issued in exchange for Class A Common Stock to employees of any subsidiary, upon disposition of the subsidiary. The Trust may convert Class A Common Stock for cash, or exchange it for Class B or Class C Common Stock, if necessary to comply with the above ownership restrictions. Proceeds from such transactions are held for the Plan participants in their accounts. Dividends received from Class B and Class C Common Stock are not reinvested in Company stock, but earn interest income.

An administrative committee appointed by the Company's Board of Directors acts as administrator of the Plan. An officer of the Company serves as the Trustee.


                                                                    (Continued)

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                        NOTES TO THE FINANCIAL STATEMENTS


(2)      INVESTMENTS

At December 31, 1997, the Trust held 1,328,349 shares of the Company's Class A Common Stock and 91,214 shares of the Company's Class B Common Stock, each valued at $29.75 per share, for 1,252 plan participants. At December 31, 1996, the Trust held 1,240,077 shares of the Company's Class A Common Stock and 87,447 shares of the Company's Class B Common Stock, each valued at $27.00 per share, for 1,206 plan participants.

The fair value of the stock is set by the Company's Board of Directors semiannually for the Stock Purchase and Transfer Plan (SPTP). The Plan values its investments in the Company's stock at the then most current price fixed for the SPTP market.

The following information summarizes the Plan's investment and distribution transactions during 1996 and 1997 involving the Company's Common Stock.

                                                       Number           Fair
                                                      of Shares         Value
                                                     ----------    -------------


Balance, January 1, 1996                              1,251,300    $ 30,969,675

Acquired                                                185,635       4,828,694

Distributed to participants                            (109,411)     (2,877,266)

Appreciation during the year in the market
   value of shares of Company stock held
   at year end                                                        2,922,045

                                                     -----------   -------------

Balance, December 31, 1996                            1,327,524      35,843,148
                                                     -----------   -------------

Acquired                                                185,961       5,313,443

Distributed to participants                             (93,922)     (2,706,850)

Appreciation during the year in the market
   value of shares of Company stock held
   at year end                                                        3,782,258

                                                     -----------   -------------

Balance, December 31, 1997                            1,419,563    $ 42,231,999
                                                     ===========   =============


The Company's Board of Directors have fixed the fair value of the stock at $32.50 per share, effective March 23, 1998.



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

                                                                      Schedule 1

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      THE BNA DEFERRED STOCK PURCHASE PLAN

                            INVESTMENTS AT FAIR VALUE
                                DECEMBER 31, 1997



                                                         Fair
                        Description                      Value          Cost
-------------------------------------------------    ------------   ------------


1,419,563 shares Bureau of National Affairs, Inc.
  Common Stock                                      $ 42,231,999   $ 26,776,601

                                                                     Schedule 2
                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      THE BNA DEFERRED STOCK PURCHASE PLAN

                       SCHEDULE OF REPORTABLE TRANSACTIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                            Number of
Number                                      Purchases      Purchase
                                            or Distri-     Price or
of Shares       Description                  butions         Value         Gain
---------   -----------------------------   ----------   ----------   ----------

185,961     Purchases:
              Bureau of National Affairs,
              Inc., Common Stock               81        $5,313,443


 93,922     Distributions:
              Bureau of National Affairs
              Inc., Common Stock              180        $2,706,850     $918,879












Note: The items listed above represent transactions or a series of transactions which are in excess of 5% of the market value of Plan assets at January 1, 1997, ($1,804,361) and are reportable under Section 2520.103.6 of Chapter XXV of the Department of Labor Employee Retirement Income Security Act annual reporting requirements.