Form 10-Q
period 1998-03-28
BUREAU OF NATIONAL AFFAIRS INC
filed 1998-05-12
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
 For the period ended March 28, 1998
                      ----------------------------------------------------------
                                       OR
[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OF 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934
 For the transition period from                      to
                                --------------------   -------------------------
Commission File Number: 2-28286
                        --------------------------------------------------------
The Bureau of National Affairs, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                          53-0040540
----------------------------------            ---------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)               Identification Number)

1231 25th St., N.W., Washington, D.C.              20037
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including Area Code)  (202) 452-4200
                                                     ---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 1998 was 3,541,513 Class A common shares, 4,542,548 Class B common shares, and 329,377 Class Common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 28, 1998 and MARCH 22, 1997


                                                       (Unaudited)
                                                (In Thousands of Dollars)

                                                      12 Weeks Ended
                                            -----------------------------------
                                             March 28, 1998     March 22, 1997
                                            ---------------     --------------

OPERATING REVENUES                                $ 58,469           $ 52,236
                                            ---------------     --------------

OPERATING EXPENSES:
   Editorial, production and distribution           32,663             29,974
   Selling                                          13,309             10,967
   General and administrative                        8,488              7,395
   Profit sharing                                      334                408
                                            ---------------     --------------
                                                    54,794             48,744
                                            ---------------     --------------
       Operating Profit                              3,675              3,492
                                            ---------------     --------------

NON-OPERATING INCOME (EXPENSE):
   Investment Income                                 1,948              1,605
   Interest Expense                                   (209)                (7)
   Other Income (Expense), Net                          --                421
                                            ---------------     --------------

TOTAL NON-OPERATING INCOME                           1,739              2,019
                                            ---------------     --------------

INCOME BEFORE INCOME TAXES                           5,414              5,511
PROVISION FOR INCOME TAXES                           1,821              1,802
                                            ---------------     --------------

NET INCOME                                           3,593              3,709

OTHER COMPREHENSIVE INCOME (EXPENSE)                  (319)              (482)
                                            ---------------     --------------

COMPREHENSIVE INCOME                              $  3,274      $       3,227
                                            ===============     ==============


EARNINGS PER SHARE                                $     .42     $         .42
                                            ================    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING               8,464,592         8,844,940
                                            ================    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 28, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                   March 28,     December 31,
              ASSETS                                 1998             1997
-----------------------------------------        -------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                     $    28,255    $    19,421
    Short-term investments, at fair value               9,083          9,013
    Accounts receivable (net of
     allowance for doubtful accounts
     of $1,507 in 1998 and $1,897 in 1997)             35,127         41,307
    Inventories, at lower of average
     cost or market                                     5,563          5,440
    Prepaid expenses                                    3,208          3,368
    Deferred selling expenses                          23,190         23,244
                                                  ------------   ------------

           Total current assets                       104,426        101,793
                                                  ------------   ------------

MARKETABLE SECURITIES                                 115,846        115,809
                                                  ------------   ------------

PROPERTY AND EQUIPMENT - at cost:
    Land                                                4,250          4,250
    Building and improvements                          49,311         49,197
    Furniture, fixtures and equipment                  65,452         63,195
                                                  ------------   ------------
                                                      119,013        116,642
      Less-Accumulated depreciation                    71,909        68,790
                                                  ------------   ------------

           Net property and equipment                  47,104         47,852
                                                  ------------   ------------

DEFERRED INCOME TAXES                                  24,482         22,296
                                                  ------------   ------------

GOODWILL                                               27,986          8,924
                                                  ------------   ------------

OTHER ASSETS                                            6,591          4,226
                                                  ------------   ------------

     Total assets                                 $   326,435    $   300,900
                                                  ============   ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 28, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                   March 28,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1998             1997
----------------------------------------          ------------   -------------
CURRENT LIABILITIES:
    Accounts payable                              $    17,464    $    18,060
    Employee compensation and benefits
      payable                                          13,861         14,503
    Income taxes payable                                2,659            966
    Deferred income taxes                               3,166          3,120
    Deferred subscription revenue                     129,664        121,934
    Dividends payable                                   5,093             --
                                                  ------------   ------------

       Total current liabilities                      171,907        158,583

LONG TERM DEBT                                         15,000             --

POSTRETIREMENT BENEFITS, less current portion          66,791         65,410

OTHER LIABILITIES                                       3,780          3,356
                                                  ------------   ------------

       Total liabilities                              257,478        227,349
                                                  ------------   ------------

STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
       Class A - Voting; Authorized 6,700,000
        shares; issued 6,478,864 shares                 6,479          6,479
       Class B - Nonvoting; authorized
        5,300,000 shares; issued 4,926,973 shares       4,927          4,927
       Class C - Nonvoting; authorized
        1,000,000 shares; issued 506,336 shares           506            506
       Additional paid-in capital                      36,321         35,668
       Retained earnings                               58,742         60,242
       Treasury stock at cost - 3,498,734 shares
        in 1998 and 3,091,447 in 1997                 (40,757)       (37,329)
       Elements of comprehensive income                 2,739          3,058
                                                  ------------    -----------

    Total stockholders' equity                         68,957         73,551

                                                  -------------   -----------

    Total liabilities and stockholders' equity    $    326,435    $  300,900
                                                  =============   ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 28, 1998 and MARCH 22, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                        12 Weeks Ended
                                                 ------------------------------
                                                 March 28, 1998  March 22, 1997
                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $     3,593      $    3,709
  Items with different cash requirements
   than reflected in net income--
      Deferred subscription revenue                     1,723          (1,195)
      Depreciation and amortization                     2,390           2,104
      Accrued postretirement benefits expense           1,384           2,640
      Provision for deferred income taxes                (787)           (896)
      Deferred selling expenses                           895             418
      (Gain) on sales of securities                      (252)           (215)
      (Gain) on sales of businesses and
      publications                                        (11)           (420)
      Others                                             (123)            340
  Changes in operating assets and liabilities--
      Accounts receivable                               7,444           8,429
      Accounts payable and accrued liabilities         (1,165)         (3,096)
      Inventory                                          (123)            189
      Other assets and liabilities--net                   158            (169)
                                                   -----------     -----------

Net cash provided from operating activities            15,126          11,838
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
      Acquisition of a business
          (net of $750 cash acquired)                 (17,648)             --
      Purchase of equipment and furnishings              (555)         (2,300)
      Building improvements                               (56)            (11)
      Proceeds from sales of businesses and
        publications                                       11             160
      Proceeds from sales of property                      --               6
                                                  -------------    -----------
Net cash (used for) capital expenditures              (18,248)         (2,145)
                                                  -------------    -----------

Investment portfolio--
      Proceeds from sales and maturities                12,448           7,440
      Purchases                                        (12,717)        (13,919)
                                                  -------------    ------------
Net cash (used for) investment portfolio                  (269)         (6,479)
                                                  -------------    ------------

Net cash (used in) investing activities                (18,517)         (8,624)
                                                   ------------    ------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 28, 1998 and MARCH 22, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                          12 Weeks Ended
                                                 ------------------------------
                                                 March 28, 1998  March 22, 1997
                                                 --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings                                  $    15,000      $        --
      Sale of capital stock to employees                  981            1,035
      Purchase of treasury stock                       (3,756)          (1,776)
                                                  ------------     ------------

Net cash provided from (used in)
        financing activities                           12,225             (741)
                                                  ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               8,834            2,473

CASH AND CASH EQUIVALENTS, beginning of period         19,421           18,898
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, end of period          $    28,255      $    21,371
                                                  ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Interest paid                           $          9     $         7
          Income taxes paid                                923             230

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                   (UNAUDITED)

NOTE 1:  General

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

     Notes contained in the 1997 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1997 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories

         Inventories consisted of the following (in thousands):

                                            March 28, 1998  December  31, 1997
                                            --------------  ------------------

         Materials and supplies                $     3,766       $     3,742
         Work in process                               402               218
         Finished goods                              1,395             1,480
                                                     -----         ---------
              Totals                           $     5,563             5,440
                                                     =====             =====


NOTE 3:   Stockholders' Equity

     Treasury stock as of March 28, 1998 and December 31, 1997, respectively, consisted of: Class A, 2,937,351 and 2,959,761 shares; Class B, 384,425 and 349,685 shares; and Class C, 176,959 and 102,923 shares.

NOTE 4:   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130, Comprehensive Income, effective for its quarter ended March 28, 1998. Comprehensive income includes net income, unrealized gains and losses on marketable securities and foreign currency translation adjustments.

NOTE 5:   Acquisition

     As previously reported, the Company purchased newsletter publisher Institute of Management and Administration, Inc. (IOMA), on January 13, 1998, and has included IOMA's operating results since that date in its consolidated results. The purchase cost was assigned to assets, primarily intangibles, and to goodwill. The recoverability of the carrying values of the intangible assets and the goodwill will be evaluated periodically relative to IOMA's projected cash flows.

                                     PART I

Item 2.       Management's Discussion and Analysis of Results of
                  Operations and Financial Position

     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 1997 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 1997 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

FORWARD-LOOKING STATEMENTS

     This management discussion contains and incorporates by reference certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

RESULTS OF OPERATIONS

Twelve weeks 1998 compared to twelve weeks 1997

     BNA's revenues and operating profit for the first quarter of 1998 continued to show growth compared to 1997's strong first quarter results. Lower non-operating income, however, resulted in slightly lower net income; but fewer outstanding shares left earnings per share unchanged at $0.42. The first quarter statement of income includes a required new measure, comprehensive income, which combines net income with changes in unrealized gains and losses on investment securities and changes in foreign currency translation gains and losses; this measure shows a slightly higher figure for 1998.

     Consolidated  revenues  are up 11.9 percent and  operating  expenses are up
12.4 percent compared to last year. However, several factors combined to affect these comparisons. In January, 1998, BNA acquired Institute of Management and Administration, Inc. (IOMA). IOMA's financial results accounted for approximately 5 percent of 1998's consolidated revenue and operating expense growth. In addition, BNA's 1998 first fiscal quarter is longer than that of 1997, inflating comparisons of both revenues and expenses; this effect on year-to-year comparability will diminish as 1998 progresses, and will reverse in the fourth quarter.

     Service revenues, which constituted 87.4 percent of all revenues, rose 12.8 percent. Excluding IOMA, service revenues were up 7.4 percent. The revenue base from print products, although still the dominant service revenue source, continues to migrate to the electronic products. Operating expenses of the service businesses were up 12.9 percent. Excluding IOMA, operating expenses were up 6.7 percent, mainly in salaries and outside services.

     Revenues from non-service businesses (sales of printing, software, books, and training products) rose 6 percent, with large increases in printing and software sales. Operating expenses of the non-service businesses increased 9.2 percent, reflecting costs associated with the increased revenues. Collectively, these businesses contributed $447,000 to operating profit, down from $616,000 in 1997. Printing posted a large first quarter increase in operating profit, but the other non-service business units recorded lower results.

     Non-operating income was $280,000 lower in 1998, primarily because last year's first quarter included a $420,000 gain on the sale of a publication.

     A difference in the timing of several business events in 1997 and 1998 is negatively impacting year-to-year comparisons. Without these differences, which will reverse in the second quarter, 1998 first quarter net income and earnings per share would have been higher than last year.

YEAR 2000 COMPLIANCE

     Based on revised estimates, the 1998-1999 cost to replace business systems with Year 2000 compliant systems, and for testing to ensure that the publishing systems are also compliant, is expected to be $2.7 million. The 1998-1999 cost to remediate other business systems is expected to be approximately $4.9 million. In addition, the Company is continuing other ongoing system upgrade and replacement projects not related to Year 2000 remediation. Relative to 1997, the Company expects that the incremental negative effect on net income for 1998-1999 due to higher systems expenses, including Year 2000 expenses, will be $2.5 to $3 million, with over half occurring in 1998.

FINANCIAL POSITION

     Cash provided from operating activities was $15.1 million in the first twelve weeks of 1998, compared to $11.8 million for the first twelve weeks of 1997. Customer receipts increased 14.9 percent and operating expenditures increased 11.6 percent from 1997. Excluding the effect of IOMA's operations, collections increased 10.8 percent and expenditures were up 6.3 percent, primarily due to more days.

     Cash used in investing activities netted to $18.5 million, reflecting expenditures of $17.6 million for the IOMA purchase(net of $0.8 million in cash acquired), $0.6 million in other capital expenditures, and a $0.3 million addition to the Company's investment portfolio.

     The Company borrowed $15 million to partially fund the IOMA purchase. During the quarter, repurchases of capital stock were $2.8 million higher than sales of Class A stock to employees.

     With over $153 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                                     PART II

Item 1   Legal Proceedings

     There were no material legal proceedings during the first twelve weeks of 1998.

Item 2   Change in Securities

     There were no changes in securities.

Item 3   Defaults upon Senior Securities

     There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Securities Holders

     The annual meeting for stockholders' was held April 18, 1998. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

     Results of the election of directors are included in the attached letter to stockholders dated April 21, 1998.

Item 5   Other Information

     No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 28, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     The Bureau of National Affairs, Inc.
     ------------------------------------
     Registrant




May 12, 1998                    s\ Paul N. Wojcik
------------                   ---------------------------------------
Date                            Paul N. Wojcik
                                President and Chief Executive Officer



May 12, 1998                    s\ George J. Korphage
------------                   --------------------------------------
Date                            George J. Korphage
                                Vice President and Chief Financial Officer

                                                         April 21, 1998

Dear BNA Stockholder:

     At the annual meeting of stockholders held April 18, 1998, the following individuals were elected as members of the Corporation's Board of Directors for the ensuing year: William A. Beltz, Jacqueline M. Blanchard, Richard H. Cornfield, Sandra C. Degler, Kathleen D. Gill, Jack Jenc, Eileen Z. Joseph, George J. Korphage, Gregory C. McCaffery, Frederick A. Schenck, Pat Swords, Daniel W. Toohey, Loene Trubkin, Robert L. Velte, and Paul N. Wojcik. The two proposals submitted by shareholders were both defeated.

         The following table provides pertinent statistical data on the election for directors and on the voting on the stockholder proposals. As of the record date of March 21, 1998, there were 3,541,513 shares of Class A common stock outstanding. The total number of shares voted was 2,973,818.

                              ELECTION OF DIRECTORS

                             Stockholder Candidates
                             ----------------------

Name                                                   Shares Voted For
-------------------------                              ----------------
Paul N. Wojcik                                         2,073,544
George J. Korphage                                     1,928,838
William A. Beltz                                       1,913,060
Sandra C. Degler                                       1,785,076
Pat Swords                                             1,535,579
Jack Jenc                                              1,495,897
Kathleen D. Gill                                       1,476,110
Gregory C. McCaffery                                   1,456,894
Richard H. Cornfield                                   1,253,084
Eileen Z. Joseph                                       1,241,157
Jacqueline M. Blanchard                                1,176,133
Robert L. Velte                                        1,165,964
Dean M. Zadak                                          1,132,810
Christopher R. Curtis                                    992,074
Donna M. Ives                                            975,352
Michael T. Baer                                          598,357

                            Nonstockholder Candidates
                            -------------------------

Loene Trubkin                                          1,564,581
Daniel W. Toohey                                       1,419,497
Frederick A. Schenck                                   1,297,982

                              STOCKHOLDER PROPOSALS
                              ---------------------

Proposal A:  Executive Compensation

Shares Voted For                                         968,452
Shares Voted Against                                   1,835,920
Shares Abstaining                                        169,446

Proposal B:  Newspaper Guild Representation on the Board of Directors

Shares Voted For                                         697,407
Shares Voted Against                                   2,151,919
Shares Abstaining                                        124,492

         As is his custom at each annual meeting of stockholders, Mr. William A. Beltz, Chairman of the Board, reported on acquisition inquiries from other corporations. He reported that two inquiries had been received during 1997 regarding the availability of the Corporation for sale. One was from an investment banker representing an unidentified client, and the other was from a broker, Richard Vander Kaay & Associates, acting on behalf of Dubin Clark & Company. In both cases, he was instructed by the Board of Directors to respond that the company is employee-owned and is not for sale.

     At the meeting of the Board of Directors held immediately after the stockholders' meeting, the following officers were elected: William A. Beltz, Chairman of the Board; Sandra C. Degler, Vice Chairman of the Board; Paul N. Wojcik, President and Chief Executive Officer; Jacqueline M. Blanchard, Vice President for Human Resources; Eunice L. Bumgardner, Vice President and General Counsel; Kathleen D. Gill, Vice President and Editor in Chief; Daniel C. Horsey, Vice President for Information Technology; George J. Korphage, Vice President for Accounting & Finance and Chief Financial Officer; Pat Swords, Vice President for Sales and Marketing; Robert L. Velte, Vice President for Strategic Development; Cynthia J. Bolbach, Corporate Secretary; David A. Froemming, Assistant Corporate Secretary; Gilbert S. Lavine, Treasurer; and Paul A. Blakely, Assistant Treasurer.

         The following persons were elected to serve on the Board's standing committees for the ensuing term:

         AUDIT COMMITTEE.  Daniel W. Toohey, chair; Frederick A. Schenck and
          Loene Trubkin.
         BUDGET COMMITTEE.  George J. Korphage, chair; William A. Beltz,
          Sandra C. Degler, Eileen Z. Joseph, and Robert L. Velte.
         CORPORATE INVESTMENT COMMITTEE.  George J. Korphage, chair;
          William A. Beltz, Sandra C. Degler, and Paul N. Wojcik.

         EXECUTIVE COMPENSATION COMMITTEE. Frederick A. Schenck, chair;
          Daniel W. Toohey and Loene Trubkin.
         EXECUTIVE COMMITTEE.  William A. Beltz, chair; Sandra C. Degler,
          Kathleen D. Gill, George J. Korphage, and Paul N. Wojcik.
         RETIREMENT PLAN INVESTMENT COMMITTEE. George J. Korphage, chair
          William A. Beltz, Sandra C. Degler, and Paul N. Wojcik.
         RETIREMENT PLAN ADMINISTRATIVE COMMITTEE. Diane L. Harris, chair;
          Paul A. Blakely, George C. Cosby, Anthony A. Harris, Kenneth May, and David A. Sayre.
         BNA DEFERRED STOCK PURCHASE PLAN ADMINISTRATIVE COMMITTEE.
          George C. Cosby, chair; Jacqueline M. Blanchard and Kathleen D. Gill. VEBA (VOLUNTARY EMPLOYEES' BENEFICIARY ASSOCIATION) ADMINISTRATIVE
          COMMITTEE. Paul Blakely, chair; George C. Cosby and Kathleen Muller. VEBA INVESTMENT COMMITTEE. George Korphage, chair; William A. Beltz,
          Sandra C. Degler, and Paul N. Wojcik.

         The Board also adopted the following resolution reaffirming the commitment to employee ownership:

                  RESOLVED, that the Board of Directors fully endorses and reaffirms the first corporate objective, which is "to continue ownership by employees only and to encourage the widest possible participation because our experience demonstrates the success of employee ownership in encouraging excellent team performance, in providing a fair distribution of rewards for that performance, and in supplying a brake on unhealthy forms of growth," and
                  FURTHER RESOLVED, that the Chairman of the Board and/or the President of the Corporation is hereby directed to refer all inquiries concerning the availability of the Corporation for acquisition to the full Board of Directors for appropriate consideration and response in light of that corporate objective.

         Finally, any stockholder proposal intended to be presented at the 1999 meeting of stockholders, and to be included in BNA's proxy statement relating to that meeting, must be received by me on or before November 27, 1998.


                                                       Cordially,
                                                       s\ Cynthia J. Bolbach
                                                       ---------------------
                                                       Cynthia J. Bolbach