Form 10-Q
period 1998-06-20
BUREAU OF NATIONAL AFFAIRS INC
filed 1998-08-04
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
 For the period ended June 20, 1998
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
                                                     ---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of June 20, 1998 was 3,563,101 Class A common shares, 4,526,426 Class B common shares, and 312,145 Class Common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 24-WEEKS ENDED JUNE 20, 1998 and JUNE 14, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                     24 Weeks Ended
                                        ----------------------------------------
                                            June 20, 1998         June 14, 1997
                                        ------------------       ---------------

OPERATING REVENUES                      $        119,209         $      106,612
                                        -----------------         --------------

OPERATING EXPENSES:
   Editorial, production and
     distribution                                 65,486                 60,648
   Selling                                        27,127                 22,630
   General and administrative                     17,908                 15,312
   Profit sharing                                    697                    752
                                        -----------------        ---------------
                                                 111,218                 99,342
                                        -----------------        ---------------
       Operating Profit                            7,991                  7,270
                                        -----------------        ---------------

NON-OPERATING INCOME (EXPENSE):
   Investment Income                               4,129                  3,761
   Interest Expense                                 (425)                   (17)
   Other Income (Expense), Net                       (17)                   417
                                        -----------------        ---------------

TOTAL NON-OPERATING INCOME                         3,687                  4,161
                                        -----------------        ---------------
INCOME BEFORE INCOME TAXES                        11,678                 11,431
PROVISION FOR INCOME TAXES                         3,723                  3,662
                                        -----------------        ---------------

NET INCOME                                         7,955                  7,769

OTHER COMPREHENSIVE INCOME (EXPENSE)                (176)                   (75)
                                        -----------------        ---------------

COMPREHENSIVE INCOME                    $          7,779         $        7,694
                                        =================        ===============

EARNINGS PER SHARE                      $            .94         $          .88
                                        =================        ===============

WEIGHTED AVERAGE SHARES OUTSTANDING            8,446,519              8,832,360
                                        =================        ===============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 12-WEEKS ENDED JUNE 20, 1998 and JUNE 14, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                    12 Weeks Ended
                                        ----------------------------------------
                                            June 20, 1998         June 14, 1997
                                        ------------------       ---------------

OPERATING REVENUES                      $          60,740        $       54,376
                                        ------------------       ---------------

OPERATING EXPENSES:
   Editorial, production and
      distribution                                 32,823                30,674
   Selling                                         13,818                11,663
   General and administrative                       9,420                 7,917
   Profit sharing                                     363                   344
                                        ------------------       ---------------
                                                   56,424                50,598
                                        ------------------       ---------------
       Operating Profit                             4,316                 3,778
                                        ------------------       ---------------

NON-OPERATING INCOME (EXPENSE):
   Investment Income                                2,181                 2,156
   Interest Expense                                  (216)                  (10)
   Other Income (Expense), Net                        (17)                   (4)
                                        ------------------       ---------------

TOTAL NON-OPERATING INCOME                          1,948                 2,142
                                        ------------------       ---------------

INCOME BEFORE INCOME TAXES                          6,264                 5,920
PROVISION FOR INCOME TAXES                          1,902                 1,860
                                        ------------------       ---------------

NET INCOME                                          4,362                 4,060

OTHER COMPREHENSIVE INCOME (EXPENSE)                  143                   407
                                        ------------------       ---------------

COMPREHENSIVE INCOME                    $           4,505        $        4,467
                                        ==================       ===============

EARNINGS PER SHARE                      $             .52        $          .46
                                        ==================       ===============

WEIGHTED AVERAGE SHARES OUTSTANDING             8,420,174             8,816,872
                                        ==================       ===============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 20, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       June 20,     December 31,
               ASSETS                                     1998          1997
-----------------------------------------------     ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $    17,842     $    19,421
   Short-term investments, at fair value                 23,751           9,013
   Accounts receivable (net of
      allowance for doubtful accounts
      of $1,672 in 1998 and $1,897 in 1997)              35,705          41,307
   Inventories, at lower of average
      cost or market                                      5,386           5,440
   Prepaid expenses                                       3,689           3,368
   Deferred selling expenses                             22,210          23,244
                                                    ------------    ------------

      Total current assets                              108,583         101,793
                                                    ------------    ------------

MARKETABLE SECURITIES                                   106,389         115,809
                                                    ------------    ------------

PROPERTY AND EQUIPMENT - at cost:
   Land                                                   4,250           4,250
   Building and improvements                             49,340          49,197
   Furniture, fixtures and equipment                     62,470          63,195
                                                    ------------    ------------
                                                        116,060         116,642
      Less-Accumulated depreciation                      70,324          68,790
                                                    ------------    ------------

      Net property and equipment                         45,736          47,852
                                                    ------------    ------------

DEFERRED INCOME TAXES                                    23,122          22,296
                                                    ------------    ------------

GOODWILL                                                 28,735           8,924
                                                    ------------    ------------

OTHER ASSETS                                              6,191           4,226
                                                    ------------    ------------

      Total assets                                  $   318,756     $   300,900
                                                    ============    ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 20,1998 AND DECEMBER 31, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       June 20,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1998            1997
-----------------------------------------------     ------------    ------------

CURRENT LIABILITIES:
   Accounts payable                                 $    16,880     $    18,060
   Employee compensation and benefits
      payable                                            14,249          14,503
   Income taxes payable                                     841             966
   Deferred income taxes                                  2,407           3,120
   Deferred subscription revenue                        125,351         121,934
                                                    ------------    ------------

      Total current liabilities                         159,728         158,583

LONG TERM DEBT                                           14,000              --

POSTRETIREMENT BENEFITS, less current portion            68,550          65,410

OTHER LIABILITIES                                         3,398           3,356
                                                     -----------    ------------

      Total liabilities                                 245,676         227,349
                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
       shares; issued 6,478,864 shares                    6,479           6,479
      Class B - Nonvoting; authorized
       5,300,000 shares; issued 4,926,973 shares          4,927           4,927
      Class C - Nonvoting; authorized
       1,000,000 shares; issued 506,336 shares              506             506
      Additional paid-in capital                         37,585          35,668
      Retained earnings                                  63,104          60,242
      Treasury stock at cost - 3,510,501 shares
       in 1998 and 3,091,447 in 1997                    (42,403)        (37,329)
      Elements of comprehensive income                    2,882           3,058
                                                    ------------    ------------

      Total stockholders' equity                         73,080          73,551
                                                    ------------    ------------

      Total liabilities and stockholders' equity    $   318,756     $   300,900
                                                    ============    ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 20, 1998 and JUNE 14, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                           24 Weeks Ended
                                                 -------------------------------
                                                  June 20, 1998    June 14, 1997
                                                 --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $      7,955     $      7,769
  Items with different cash requirements
   than reflected in net income--
     Deferred subscription revenue                      (2,590)          (3,512)
     Depreciation and amortization                       4,664            4,301
     Accrued postretirement benefits expense             3,082            2,718
     Provision for deferred income taxes                (1,983)          (1,313)
     Deferred selling expenses                           1,875              793
     (Gain) on sales of securities                        (590)            (720)
     (Gain) on sales of publishing assets                  (13)            (420)
     Others                                                177              485
  Changes in operating assets and liabilities--
     Accounts receivable                                 6,490            7,175
     Accounts payable and accrued liabilities           (3,867)          (3,476)
     Inventory                                              54             (268)
     Other assets and liabilities--net                      67              595
                                                 --------------    -------------

Net cash provided from operating activities             15,321           14,127
                                                 --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
     Acquisition of a business
          (net of $750 cash acquired)                  (18,289)             --
     Purchase of equipment and furnishings                (945)          (3,859)
     Building improvements                                (143)            (115)
     Proceeds from sales of publishing assets               13              167
     Proceeds from sales of property                         6                6
                                                 --------------    -------------

Net cash (used for) capital expenditures               (19,358)         (3,801)
                                                 --------------    ------------

Investment portfolio--
     Proceeds from sales and maturities                 27,627           20,064
     Purchases                                         (31,760)         (27,285)
                                                 --------------    -------------

Net cash (used for) investment portfolio                (4,133)          (7,221)
                                                 --------------    -------------

Net cash (used for) investing activities               (23,491)         (11,022)
                                                 --------------    -------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 20, 1998 and JUNE 14, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                            24 Weeks Ended
                                                 -------------------------------
                                                  June 20, 1998    June 14, 1997
                                                 --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings                                  $      15,000     $         --
     Repayments of borrowings                           (1,000)              --
     Sale of capital stock to employees                  2,700            2,271
     Purchase of treasury stock                         (5,016)          (3,333)
     Dividends paid                                     (5,093)          (4,851)
                                                 --------------     ------------
Net cash provided by (used for) financing
       activities                                         6,591          (5,913)
                                                 --------------     ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,579)          (2,808)

CASH AND CASH EQUIVALENTS, beginning of period          19,421           18,898
                                                 --------------     ------------

CASH AND CASH EQUIVALENTS, end of period         $      17,842      $    16,090
                                                 ==============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                               $         256     $         17
     Income taxes paid                                   5,753            3,206

                                       -8-
                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 20, 1998
                                   (UNAUDITED)


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

NOTE 2:  Inventories

         Inventories consisted of the following (in thousands):

                                           June 20,  1998     December 31, 1997
                                           --------------     -----------------
         Materials and supplies            $       3,612       $         3,742
         Work in process                             405                   218
         Finished goods                            1,369                 1,480
             Totals                        -------------       -----------------
                                           $       5,386       $         5,440
                                           =============       =================

NOTE 3:   Stockholders' Equity

     Treasury stock as of June 20, 1998 and December 31, 1997, respectively, consisted of Class A, 2,915,763 and 2,959,761 shares; Class B, 400,547 and 349,685 shares; and Class C, 194,191 and 102,923 shares.

NOTE 4:   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130, Comprehensive Income, effective January 1, 1998. Comprehensive income includes net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustments.

NOTE 5: Accounting Pronouncement

     During 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for interim financial statements beginning in 1999. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial reporting.

                                       -9-
NOTE 6:    Acquisition

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



                                     PART I

Item 2.    Management's Discussion and Analysis of Results of
                  Operations and Financial Position
           ----------------------------------------

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

RESULTS OF OPERATIONS
---------------------
Twenty-four  weeks 1998 compared to twenty-four weeks 1997
----------------------------------------------------------

     BNA's financial performance through the second quarter of 1998 reflects an emphasis on business growth. Earnings per share rose 6.8 percent, despite significant systems costs and acquisition related expenses, due to higher operating profits and fewer shares outstanding. Comprehensive income, which combines net income with changes in unrealized gains and losses on investment securities, is slightly higher for 1998.

     Consolidated revenues were up 11.8 percent and operating expenses increased 12 percent compared to last year. However, several factors combined to affect these comparisons. On January 13th, 1998, BNA acquired Institute of Management and Administration, Inc. (IOMA). IOMA's financial results accounted for approximately 5 percent of consolidated revenue and operating expense growth compared to last year. In addition, BNA's 1998 first fiscal quarter was longer than that of 1997, slightly inflating comparisons of both revenues and expenses; this effect on year-to-year comparability will diminish as 1998 progresses, and will reverse in the fourth quarter. Consolidated operating profit increased 9.9 percent.

     Service revenues, which constituted 86.8 percent of consolidated revenues, rose 11.7 percent. Excluding IOMA, service revenues were up 5.7 percent. Operating expenses of the service businesses were up 11.7 percent. Excluding IOMA, operating expenses were up 5 percent, mainly in salaries, benefits, and system-related costs. Operating profit of services increased 12.1 percent.

     Revenues from the non-service businesses (sales of printing services, software, books, and training products) rose 12.3 percent, with large increases in printing and software sales. Operating expenses of the non-service businesses increased 13.5 percent, reflecting costs associated with the increased revenues. Collectively, these businesses contributed $966,000 to operating profit, compared to $1 million in 1997. Printing posted a large increase in operating profit on strong sales growth, but the other non-service business units recorded lower results.

     Non-operating income was $474,000 lower in 1998, due to a gain on the sale of a publication last year, and interest expense related to the acquisition of IOMA.

Twelve weeks ended June 20, 1998 compared to twelve weeks ended June 14, 1997.
-----------------------------------------------------------------------------
     Consolidated revenues grew by 11.7 percent while operating expenses were up
11.5 percent.  Excluding IOMA, revenues were up 6.0 percent and expenses were up
5.3 percent. Operating profit increased 14.2 percent, net income rose 7.4 percent, and earnings per share grew 13 percent. The revenue and expense factors mentioned above also affected the second quarter comparison.

Year 2000 Readiness

     Based on updated estimates, the 1998-1999 cost to replace business systems with Year 2000 ready systems, and for testing to ensure that the publishing systems are also ready, is expected to be $2.7 million. The 1998-1999 cost to remediate other business systems is expected to be approximately $4.9 million. In addition, the Company is continuing other ongoing system upgrade and replacement projects not related to Year 2000 remediation. Relative to 1997, the Company expects that the incremental negative effect on net income for 1998-1999 due to higher systems expenses, including Year 2000 remediation expenses, will be $2.5 to $3 million, with over half occurring in 1998.

Financial Position
------------------
     Cash provided from operating activities was $15.3 million in the first twenty-four weeks of 1998, compared to $14.1 million for the first twenty-four weeks of 1997. Customer receipts increased 11.5 percent and operating expenditures increased 11.9 percent from 1997. Excluding the effect of IOMA's operations, collections increased 6.6 percent and expenditures were up 6.5 percent, partially due to more days.

     Cash used in investing activities netted to $23.5 million, reflecting expenditures of $18.3 million for the IOMA purchase (net of $0.8 million in cash acquired), $1.1 million in other capital expenditures, and a $4.1 million addition to the Company's investment portfolio.

     The Company borrowed $15 million to partially fund the IOMA purchase, of which, $1 million was repaid during the current quarter. The Company received $2.7 million in cash from the sale of Class A stock to employees and repurchased $5 million of Class B and Class C stock. Total 1998 repurchases of capital stock are expected to be approximately $11 million. Almost $5.1 million was paid out to stockholders as cash dividends.

     With almost $148 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                                     PART II

Item 1   Legal Proceedings
         -----------------
         There were no material legal proceedings during the first twenty-four weeks of 1998.

Item 2   Change in Securities
         --------------------
         There were no changes in securities.

Item 3   Defaults upon Senior Securities
         -------------------------------
         There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------
         See Form 10-Q for the quarter ended March 28, for the results of the election of directors held at the annual meeting for stockholders on April 18, 1998.

Item 5   Other Information
         -----------------
         No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------
         No reports were filed on Form 8-K during the quarter ended June 20, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     The Bureau of National Affairs, Inc.
     ------------------------------------
     Registrant



   July 29, 1998                s\ Paul N. Wojcik
   --------------               ----------------------------------------------
   Date                         Paul N. Wojcik
                                President and Chief Executive Officer



   July 29, 1998                s\ George J. Korphage
   -------------                ----------------------------------------------
   Date                         George J. Korphage
                                Vice President and Chief Financial Officer