Form 10-Q
period 1998-09-12
BUREAU OF NATIONAL AFFAIRS INC
filed 1998-10-27
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
For the period ended September 12, 1998
                     -----------------------------------------------------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
For the transition period from                   to
                              ------------------     ---------------------------
Commission File Number:2-28286
                       ---------------------------------------------------------
The Bureau of National Affairs, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

 Delaware                                                  53-0040540
-----------------------------------          -----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)

1231 25th St., N.W. Washington, D.C.                         20037
----------------------------------------     -----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including Area Code)      (202) 452-4200
                                                     ---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer's classes of common stock, as of September 12, 1998 was 3,571,119 Class A common shares, 4,475,417 Class B common shares, and 312,145 Class Common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE 36-WEEKS ENDED SEPTEMBER 12, 1998 and SEPTEMBER 6, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                      36 Weeks Ended
                                       -----------------------------------------
                                        September 12,            September 6,
                                            1998                     1997
                                       ------------------     ------------------
OPERATING REVENUES                     $        182,368       $        160,443
                                       ------------------     ------------------

OPERATING EXPENSES:
   Editorial, production and distribution        97,766                 90,159
   Selling                                       41,161                 34,391
   General and administrative                    26,619                 25,010
   Profit sharing                                 1,479                    999
                                       ------------------     ------------------
                                                167,025                150,559
                                       ------------------     ------------------
       Operating Profit                          15,343                  9,884
                                       ------------------     ------------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                              6,593                  5,562
   Interest Expense                                (638)                   (51)
   Other Income (Expense), Net                      (30)                   417
                                       ------------------     ------------------
TOTAL NON-OPERATING INCOME                        5,925                  5,928
                                       ------------------     ------------------
INCOME BEFORE INCOME TAXES                       21,268                 15,812
PROVISION FOR INCOME TAXES                        6,954                  4,913
                                       ------------------     ------------------
NET INCOME                                       14,314                 10,899

OTHER COMPREHENSIVE INCOME (EXPENSE)               (328)                   289
                                       ------------------     ------------------
COMPREHENSIVE INCOME                   $         13,986       $         11,188
                                       ==================     ==================

EARNINGS PER SHARE                     $           1.70       $           1.23
                                       ==================     ==================

WEIGHTED AVERAGE SHARES OUTSTANDING           8,425,280              8,831,031
                                       ==================     ==================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE 12-WEEKS ENDED SEPTEMBER 12, 1998 AND SEPTEMBER 6, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                   12 Weeks Ended
                                       -----------------------------------------
                                         September 12,           September 6,
                                             1998                    1997
                                       -----------------      ------------------
OPERATING REVENUES                     $         63,159       $         53,831
                                       -----------------      ------------------
OPERATING EXPENSES:
   Editorial, production and distribution        32,280                 29,511
   Selling                                       14,034                 11,761
   General and administrative                     8,711                  9,698
   Profit sharing                                   782                    247
                                       -----------------      ------------------
                                                 55,807                 51,217
                                       -----------------      ------------------
       Operating Profit                           7,352                  2,614
                                       -----------------      ------------------
NON-OPERATING INCOME (EXPENSE):
   Investment Income                              2,464                  1,801
   Interest Expense                                (213)                   (34)
   Other Income (Expense), Net                      (13)                    --
                                       -----------------      ------------------
TOTAL NON-OPERATING INCOME                        2,238                  1,767
                                       -----------------      ------------------
INCOME BEFORE INCOME TAXES                        9,590                  4,381
PROVISION FOR INCOME TAXES                        3,231                  1,251
                                       -----------------      ------------------
NET INCOME                             $          6,359       $          3,130
OTHER COMPREHENSIVE INCOME (EXPENSE)               (152)                   364
                                       -----------------      ------------------
COMPREHENSIVE INCOME                   $          6,207       $          3,494
                                       =================      ==================

EARNINGS PER SHARE                     $            .76       $            .35
                                       =================      ==================

WEIGHTED AVERAGE SHARES OUTSTANDING           8,382,209              8,823,320
                                       =================      ==================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 12, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                September 12,      December 31,
ASSETS                                               1998              1997
-----------------------------------------       -------------     --------------

CURRENT ASSETS:
  Cash and cash equivalents                     $     27,378      $     19,421
  Short-term investments, at fair value               34,432             9,013
  Accounts receivable (net of
     allowance for doubtful accounts
     of $1,554 in 1998 and $1,897 in 1997)            32,348            41,307
  Inventories, at lower of average
     cost or market                                    5,363             5,440
  Prepaid expenses                                     3,599             3,368
  Deferred selling expenses                           21,575            23,244
                                                -------------     --------------
     Total current assets                            124,695           101,793
                                                -------------     --------------

MARKETABLE SECURITIES                                 95,400           115,809
                                                -------------     --------------
PROPERTY AND EQUIPMENT - at cost:
  Land                                                 4,250             4,250
  Building and improvements                           49,370            49,197
  Furniture, fixtures and equipment                   63,789            63,195
                                                -------------     --------------
                                                     117,409           116,642
     Less-Accumulated depreciation                    72,038            68,790
                                                -------------     --------------
     Net property and equipment                       45,371            47,852
                                                -------------     --------------

DEFERRED INCOME TAXES                                 24,247            22,296
                                                -------------     --------------

GOODWILL                                              28,528             8,924
                                                -------------     --------------

OTHER ASSETS                                           5,958             4,226
                                                -------------     --------------

     Total assets                                $   324,199      $    300,900
                                                =============     ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 12, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                September 12,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1998               1997
--------------------------------------          -------------     --------------

CURRENT LIABILITIES:
  Accounts payable                              $      17,988     $     18,060
  Employee compensation and benefits
     payable                                           15,407           14,503
  Income taxes payable                                  4,808              966
  Deferred income taxes                                 2,543            3,120
  Deferred subscription revenue                       117,931          121,934
  Dividends Payable                                     5,007               --
                                                --------------    --------------
     Total current liabilities                        163,684          158,583

LONG TERM DEBT                                         14,000               --

POSTRETIREMENT BENEFITS, less current portion          70,144           65,410

OTHER LIABILITIES                                       3,488            3,356
                                                --------------    --------------

     Total liabilities                                251,316          227,349
                                                --------------    --------------

STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
     Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                   6,479            6,479
     Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares         4,927            4,927
     Class C - Nonvoting; authorized
      1,000,000 shares; issued 506,336 shares             506               50
   Additional paid-in capital                          38,291           35,668
   Retained earnings                                   64,456           60,242
   Treasury stock at cost - 3,553,492 shares
    in 1998 and 3,091,447 in 1997                     (44,506)         (37,329)
   Elements of comprehensive income                     2,730            3,058
                                                 -------------    --------------

     Total stockholders' equity                        72,883           73,551
                                                 -------------    --------------

     Total liabilities and stockholders' equity  $    324,199     $    300,900
                                                 =============    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE 36-WEEKS ENDED SEPTEMBER 12, 1998 and SEPTEMBER 6, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                         36 Weeks Ended
                                                 -------------------------------
                                                 September 12,     September 6,
                                                     1998              1997
                                                -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $    14,314       $     10,899
  Items with different cash requirements
   than reflected in net income--
     Deferred subscription revenue                  (10,010)            (6,912)
     Depreciation and amortization                    6,968              6,425
     Accrued postretirement benefits expense          4,676              4,123
     Provision for deferred income taxes             (2,890)            (1,880)
     Deferred selling expenses                        2,510                977
     (Gain) on sales of securities                   (1,313)              (857)
     (Gain) on sales of publishing assets               (25)              (417)
     Others                                              89                297
  Changes in operating assets and liabilities--
     Accounts receivable                              9,965             11,393
     Accounts payable and accrued liabilities         1,401             (1,591)
     Inventory                                           77               (518)
     Other assets and liabilities--net                  162              1,019
                                                -------------     --------------

Net cash provided from operating activities          25,924             22,958
                                                -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
Acquisition of a business
     (net of $750 cash acquired)                    (18,289)                --
Purchase of equipment and furnishings                (2,433)            (4,455)
Building improvements                                  (173)              (223)
Proceeds from sales of publishing assets                 25                178
Proceeds from sales of property                           9                  7
                                                -------------     --------------

Net cash (used for) capital expenditures            (20,861)            (4,493)
                                                -------------     --------------

Investment portfolio--
      Proceeds from sales and maturities             51,893             38,099
      Purchases                                     (53,352)           (45,895)
                                                -------------     --------------

Net cash (used for) investment portfolio             (1,459)            (7,796)
                                                -------------     --------------

Net cash (used for) investing activities            (22,320)           (12,289)
                                                -------------     --------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE 36-WEEKS ENDED SEPTEMBER 12, 1998 and SEPTEMBER 6, 1997
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                         36 Weeks Ended
                                                 -------------------------------
                                                 September 12,     September 6,
                                                     1998              1997
                                                 -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings                                  $   15,000       $         --
     Repayments of borrowings                        (1,000)                --
     Sale of capital stock to employees               3,670              3,324
     Purchase of treasury stock                      (8,224)            (3,434)
     Dividends paid                                  (5,093)            (4,851)
                                                 ------------     --------------
Net cash provided by (used for) financing
      activities                                      4,353             (4,961)
                                                 ------------     --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           7,957              5,708

CASH AND CASH EQUIVALENTS, beginning of period       19,421             18,898
                                                 ------------     --------------

CASH AND CASH EQUIVALENTS, end of period         $   27,378       $     24,606
                                                 ============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                $      467       $         51
    Income taxes paid                                 8,413              5,042

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 12, 1998
                                   (UNAUDITED)

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

NOTE 2:  Inventories

         Inventories consisted of the following (in thousands):

                                       September 12, 1998      December 31, 1997
                                      -------------------     ------------------
          Materials and supplies        $          3,699        $         3,742
          Work in process                            340                    218
          Finished goods                           1,324                  1,480

                                      -------------------      -----------------
          Totals                         $         5,363        $         5,440
                                      ===================     ==================

NOTE 3:   Stockholders' Equity

     Treasury   stock  as  of   September   12,  1998  and  December  31,  1997,
respectively, consisted of Class A, 2,907,745 and 2,959,761 shares; Class B, 451,556 and 349,685 shares; and Class C, 194,191 and 102,923 shares.

NOTE 4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Comprehensive Income, effective January 1, 1998. Comprehensive income includes net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustments.

NOTE 5.    Accounting Pronouncement

     During 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for interim financial statements beginning in 1999. The adoption of SFAS No. 131 is not expected to have an impact on the Company's financial condition or the results of its operations.

NOTE 6.    Goodwill

     Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of the net tangible and intangible assets at the dates of their respective acquisitions, net of accumulated amortization. Goodwill acquired prior to November 1, 1970, in the amount of $640,000, is not being amortized because, in management's opinion, it it has continuing value. Other goodwill is amortized on a straight-line basis over periods not exceeding forty years. The recoverability of goodwill is evaluated periodically to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its book value, and records adjustments as appropriate.

                                    PART I

Item 2.  Management's  Discussion and Analysis of Results of Operations and
------   ------------------------------------------------------------------
Financial Position
------------------

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

     The majority of the Company's revenue's are derived from the sale of products, including regularly updated business information publications. These information products are sold in either print or electronic formats, primarily by subscription, but also through online vendors. The Company calls these regularly updated information products "information services", and they are referred to as "services" in the following analysis of the Results of Operations. The other activities of the Company (sales of printing, software, books, and training products) are referred to as "non-service" businesses.

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

RESULTS OF OPERATIONS
---------------------

Thirty-six  weeks 1998 compared to thirty-six weeks 1997
--------------------------------------------------------

     BNA's financial performance through the third quarter of 1998 reflects continued emphasis on business growth. Revenues, operation profit, net income, comprehensive income, and earnings per share all are well ahead of 1997 comparable results.

     Operating profit increased 55.2 percent compared to last year due to a 13.7 percent increase in revenues and a 10.9 percent increase in expenses. However, several factors combined to affect these comparisons. On January 13th, BNA acquired Institute of Management and Administration (IOMA). IOMA accounted for
5.4 percent of the revenue growth and their expenses, along with purchase-price amortization, added 6 percent to the expense growth. Year-to-year comparisons are also affected by several timing differences.

     A portion of this year's software revenues were earned earlier year by shipping tax planning update programs in the third quarter of 1998, but in the fourth quarter of last year. Also, as previously reported, the Company's first fiscal quarter was longer in 1998 than in 1997, slightly inflating comparisons of both revenues and expenses. The effect of these timing differences on year-to-year comparability will reverse in the fourth quarter. Excluding the effect of the above factors, revenues increased 5.3 percent, operating expenses increased 3.4 percent, and operating profit grew 33.8 percent over 1997.

     Service revenues, which constituted 85.7 percent of consolidated revenues, rose 11.3 percent. Excluding IOMA, service revenues were up 5.2 percent, reflecting new products and price increases. Operating expenses of the service businesses were up 10.1 percent. Excluding IOMA, operating expenses were up 3.2 percent, mainly due to salary increases, higher employee benefit expenses, and increased system-related costs. Operating profit increased 27.8 percent.

     Revenues from the non-service businesses rose 30.6 percent, with large increases from printing and software sales. Operating expenses of the non-service businesses increased 16.8 percent, reflecting higher royalties, production costs and selling expenses associated with the increased revenues. Excluding the effect of the earlier software renewal revenues, total revenues for these businesses grew 14.3 percent, expenses increased 12.4 percent, and operating profit was $836,000, compared to $404,000 in 1997. Software improved due to higher new sales, and printing posted a large increase in operating profit on strong sales growth. Training media experienced a decline in sales, resulting in an operating loss this year compared to an operating profit last year.

     Non-operating income was essentially unchanged. Investment income increased $1 million due to higher portfolio balances and gains on sales, offsetting higher interest expense related to the IOMA acquisition and the absence of a $417,000 gain on the sale of a publication last year. During the second and third quarters, the Company reduced its investments in equity securities, resulting in the higher realized gains.

     Twelve  weeks  ended  September  12, 1998  compared  to twelve  weeks ended
--------------------------------------------------------------------------------
September  6, 1997.
------------------

     For a third quarter only, comparative results are skewed by the effect of the IOMA acquisition, the earlier software renewal revenues, and in addition, last year's $1.2 million write-off of systems development costs. Excluding these factors, revenues were up 5.6 percent and expenses increased 3.4 percent, and operating profit increased 35.2 percent. The revenue and expense factors mentioned above also affected the third quarter comparison.

Year 2000 Readiness

     The Year 2000 (Y2K) readiness issue concerns the inability of older computer programs to properly recognize a date using "00" for the applicable year as the year 2000 rather than the year 1900. This could result in miscalculations, system failures, or other business disruptions. The Company has projects underway to address Y2K readiness of its products and internal systems, and with material third parties.

     The company has inventoried and assessed all major categories of information technology systems (i.e. electronic products and publishing and business systems) and non-information technology systems (i.e. equipment with embedded microprocessors such as elevators, phones and copiers) in use by the Company. With respect to its information technology systems, the Company has been replacing its business and publishing systems for the last several years. The various business systems are either in the process of being renovated (replaced or remediated through code changes); or have completed renovation and are in the Y2K validation testing phase. Most of the publishing systems have been renovated and are in the validating phase. In addition, the Company has many products that are delivered in an electronic format, such as CD-ROM, diskette, e-mail, or via the worldwide web, representing over one-third of consolidated revenues. The Company believes that its products, are Y2K ready, and is currently devising plans to validate each product. With respect to its non-information technology systems, the Company is in the assessment phase. Validation of all areas as to the integrity of the Company's Y2K readiness is expected to be completed by late 1999. The Company expects to have all products and all internal mission-critical information technology and non-information technology systems Y2K ready by late 1999.

     The Company also plans to communicate with its key suppliers, including financial institutions and other data interface sources, to assess the potential impact on the Company's operations if those third parties fail to become Y2K complaint in a timely manner. Risk assessments, action steps and contingency plans related to significant third party relationships are expected to be completed by late 1999.

     Based on updated estimated, the 1998-1999 cost to replace business systems with Y2K ready systems, and for testing to ensure that the publishing systems are also ready, is expected to be $3.3 million. The 1998-1999 cost to remediate other business systems is expected to be approximately $4.8 million. In addition, the Company is continuing ongoing system upgrade and replacement projects not related to Year 2000 remediation. Relative to 1997, the Company expects that the incremental negative effect on net income for 1998-1999 due to higher systems expenses, including Year 2000 remediation expenses, will be $2.5 to $3 million, with over half occurring in 1998.

     The Company's readiness projects also include the development of contingency plans to protect its business and operations from Y2K-related interruptions. These plans should be complete by September 1999 and, by way of examples, may include back-up procedures, identification of alternate suppliers, where practical, and increases in inventory levels. Based upon the Company's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues that may arise.

     The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Y2K issues. However, delays in the implementation of new systems, a failure to fully identify all computations which are year dependent in the Company's systems or in the systems of its material suppliers, a failure of such suppliers to adequately address their respective Y2K issues, or a failure of a contingency plan, could have a material adverse effect on the Company's business financial condition and results of its operations. For example, the failure of a supplier, including an energy supplier, to be Y2K ready could lead to the temporary disruption in the production of some of the Company's products for a period of time, resulting in lost sales and profits.

Financial Position
------------------
     Cash provided from operating activities was $25.9 million in the first thirty-six weeks of 1998, compared to $23.0 million for the first thirty-six weeks of 1997. Customer receipts increased 10.8 percent and operating expenditures increased 10.5 percent from 1997. Excluding the effect of IOMA's operations, collections increased 6.8 percent and expenditures were up 5.9 percent, partially due to more days.

     Cash used in investing activities netted to $22.3 million, reflecting expenditures of $18.3 million for the IOMA purchase (net of $0.8 million in cash acquired), $2.5 million in other capital expenditures, and a $1.5 million addition to the Company's investment portfolio.

     The Company borrowed $15 million to partially fund the IOMA purchase, of which, $1 million was repaid during the current quarter. The Company received $3.7 million in cash from the sale of Class A stock to employees and repurchased $8.2 million of Class B and Class C stock. Total 1998 repurchases of capital stock are expected to be approximately $11 million. Almost $5.1 million was paid out to stockholders as cash dividends.

     The Company's investment portfolios are primarily invested in bonds and other interest-sensitive securities, and have benefitted from the decline in market interest rates. With over $157 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                                     PART II

Item 1     Legal Proceedings
           -----------------
           There were no material legal proceedings during the first thirty-six weeks of 1998.

Item 2     Change in Securities
           --------------------
           There were no changes in securities.

Item 3     Defaults upon Senior Securities
           -------------------------------
           There were no defaults upon senior securities.

Item 4     Submission of Matters to a Vote of Securities Holders
           -----------------------------------------------------
           There were no matters submitted to a vote for security holders.

Item 5     Other Information
           -----------------
           No other information is presented herein.

Item 6     Exhibits and Reports on Form 8-K
           --------------------------------
           No reports were filed on Form 8-K during the quarter ended September 12, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      The Bureau of National Affairs, Inc.
      ------------------------------------
      Registrant



      10/21/98                s\ Paul N. Wojcik
      --------                ---------------------------------
      Date                    Paul N. Wojcik
                              President and Chief Executive Officer


      10/21/98                s\ George J. Korphage
      --------                ---------------------------------
      Date                    George J. Korphage
                              Vice President and Chief Financial Officer