Form 10-K405
period 1998-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 1999-03-26
CIK 15393

FORM 10-K.--- ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------

Commission file number   2-28286
                      ----------------------------------------------------------

The Bureau of National Affairs, Inc.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                    53-0040540
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1231 25th St., N.W., Washington, D.C.       20037
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone Number, including Area Code     (202) 452-4200
                                                       -------------------------

Securities Registered pursuant to Section 12(b) of the Act:   None
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The market value of the Class A voting stock held by non-affiliates of the registrant as of February 28, 1999 was $109,908,570 . All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 28, 1999 was $145,890,090, and $10,157,806 respectively. In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1999 was 3,506,625 Class A common shares, 4,414,594 Class B common shares, and 298,759 Class C common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, filed with the SEC on March 26, 1999, are incorporated by reference into Part III of this Form 10-K.


                      The Bureau of National Affairs, Inc.
                               Index to Form 10-K
                   For the fiscal year ended December 31, 1998


                                     PART I.

Item 1.   Business..............................................Page No.   3

Item 2.   Properties....................................................  12

Item 3.   Legal Proceedings.............................................  12

Item 4.   Submission of Matters to a Vote of Security Holders...........  13

Item X.   Executive Officers of the Registrant..........................  13

                                    PART II.

Item 5.   Market for the Registrant's Common Stock and Related Security
               Holder Matters...........................................  15

Item 6.   Selected Financial Data.......................................  16

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................  17

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk....  21

Item 8.   Financial Statements and Supplementary Data...................  22

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  44

                                    PART III.

Item 10.  Directors and Executive Officers of Registrant................  44

Item 11.  Executive Compensation........................................  44

Item 12.  Security Ownership of Beneficial Owners and Management........  44

Item 13.  Certain Relationships and Related Transactions................  44

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Report on
              Form 8-K..................................................  45

SIGNATURES..............................................................  47

EXHIBIT INDEX...........................................................  48

FORWARD -LOOKING STATEMENTS

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

                                     PART I


Item 1.           Business

General Development of Business and Narrative Description of Business

Business of BNA and Subsidiaries

The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized legal and regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and its publishing subsidiaries, Tax Management Inc., Pike & Fischer, Inc., and Institute of Management Administration, Inc. (IOMA), are engaged in providing legal and regulatory and general business advisory information in labor, economic, tax, health care, environment and safety and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, pamphlets, and research reports.

Sales are made principally in the United States through field sales personnel who are supported by direct mail, space advertising, and telemarketing. Customers include lawyers, accountants, business executives, human resource professionals, health care administrative professionals, labor unions, trade associations, educational institutions, government agencies, and libraries mostly in the United States.

Online products are marketed through database vendors such as LEXIS/NEXIS, West Publishing Company, Dialog, and Legislate. Since 1996, the Company has provided many of its products for electronic delivery via Lotus Notes and the World Wide Web.

BNA Software, a division of Tax Management Inc., develops, produces, and markets tax and financial planning software. Sales are made to accountants, lawyers, tax and financial planners, and others. The products are marketed through direct mail, space advertising, and BNA field sales representatives.

BNA International Inc. is BNA's agent outside of North America for sale of its U.S. products and also engages in independent publishing activity.

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions and governmental organizations. Approximately 48 percent of its business is derived from the BNA publishing companies.

BNA Communications Inc. is engaged in the business of producing, publishing, and marketing multimedia programs for training in the equal employment opportunity and safety and health related fields. The programs promote awareness, facilitate regulatory compliance, and develop skills for managers and employees in industry and government.

                                                                       Continued

Review Of Operations


BNA's financial results for 1998 reflected ongoing business growth, as revenues advanced at a double-digit rate. The company was able to absorb significant expenses, including Year 2000 costs and an adverse judgment in a civil lawsuit, yet still show an increase in operating profit over 1997. 1998 earnings per share rose to $2.34, a 4.5 percent increase over 1997, and 70 percent higher than just three years ago.

Consolidated revenues increased 10.1 percent to nearly $269 million. The acquisition of the Institute of Management and Administration, Inc. (IOMA), a newsletter publisher, accounted for 5.2 percent of the increase. Internal revenue growth was 4.9 percent, led by the strong advances of Tax Management, BNA Software, and The McArdle Printing Co., Inc.

Year 2000 costs, the adverse judgment, acquisition-related amortization expenses, and an otherwise modest increase in operating expenses resulted in the consolidated operating profit increasing only 2.7 percent. All business units achieved higher operating profits and margins, however, except for the parent company, which bore the brunt of the Year 2000 costs and the adverse judgment, and BNA Communications, which suffered from declining revenues.

Investment income grew 13.2 percent. However, interest expenses on the IOMA purchase loan, as well as equipment write-offs, resulted in non-operating income being $.6 million lower than in 1997, a year in which non-operating income included a gain from the sale of a publication.

Net income of $19.6 million was unchanged from the prior year. Earnings per share rose 4.5 percent, however, because there were fewer shares outstanding. The 1998 earnings margin of 7.3 percent and the return on equity of 26.6 percent, although down slightly from the decade highs achieved in 1997, nevertheless remain historically impressive.

Cash and investment balances increased slightly to $145.8 million, despite a higher-than-usual expenditure of cash funds for capital expenditures, including the internally-financed portion of the IOMA acquisition. Stock repurchases, primarily mandatory redemptions from the estates of Class B shareholders and from Class C shareholders, continued at a high level. Cash flows from operations constituted the primary source of funds needed for the capital expenditures and stock repurchases, and for dividends paid to shareholders.

BNA's financial strength and liquidity, in addition to providing current investment income, ensures that the Company has the resources to respond to business challenges and opportunities, to make the investments needed to maintain continued future growth, and to meet the stock repurchase obligations inherent in an employee-owned company.

A review of the 1998 operations of the parent company and each subsidiary follows.
                                                                     (Continued)

Parent Company

Successful new products -- both traditional and non-traditional -- and a big boost from the Web versions of our established services helped grow parent revenues in 1998. This growth in turn helped fund aggressive technology investments that position us well for future growth.

The magnitude of the investments needed to bolster our electronic infrastructure and remedy Year 2000 problems, support and improve existing products and create new ones, and develop a whole new generation of products for the Web, proved to be great, however, and led to a decline in the parent's operating profit. An adverse judgment in a civil lawsuit also had a negative impact on operating profit.

The investments began to bear fruit in 1998. Our new Medicare/Medicaid Compliance Library, a CD product designed to go head-to-head with well-established competitive products, was launched in July and easily surpassed initial sales projections. The heart of this product is an innovative legal research tool, Roadmaps(TM) Researcher. This tool guides researchers through lengthy and complex laws, regulations, and administrative materials to get to the answers they need. The early market success of this product shows that, even in a world where government information is widely available, there remains a critical need for what BNA does best: organize and analyze. The Roadmaps(TM) Researcher will be an important part of future electronic reference services.

BNA launched its first Web reference products, Human Resources Library on the Web and Export Reference Guide on the Web, in 1998. Both products garnered Information Industry Association Hotshot Awards for being the best new Web products in their class. A number of other major reference products will be launched in a Web format in the first half of 1999.

The Web is a great delivery platform for BNA's notification services. The ability to get BNA information on a daily or weekly basis without having to wait for the print copy to arrive and be routed has proven to be popular. Product enhancements, such as e-mail summaries that link directly into the stories they describe, along with innovative selling techniques and creative pricing policies, have made these Web products the fastest growing part of the parent company.

Three new notification services were launched in 1998. Responding to a resurgence in corporate merger activity, BNA launched Mergers & Acquisitions Law Report in March. That same month saw the start of BNA's Year 2000 Law Report. The subject matters struck a chord; both products were among the year's best-selling products. The third notification service, Business Law Adviser, was introduced in September. This biweekly is designed for attorneys who need notification, as well as practice-oriented information to advise business clients, but who do not need the depth and frequency of more specialized BNA services.

To meet the needs of in-house counsel, BNA introduced two related products, Corporate Governance Manual and Corporate Governance Library on CD. The manual is a one-binder service that provides practical, expert guidance on shareholder meetings, boards of directors, and other corporate governance matters. The Corporate Governance Library on CD, in addition to the manual, features the full text of federal and state court decisions and statutes.
                                                                     (Continued)

Investments in the functionality and editorial quality of BNA's Human Resources Library on CD helped maintain BNA's position as the premier publisher in this area. New sales of that product increased for the third straight year. Contributing to this momentum were two significant additions to the HR product line. February saw the launch of HR Practitioners Guide, a service designed for HR managers whose information needs do not match the comprehensive scope of HRCD. The end of the year saw the launch of Human Resources Library -- Lawyers Edition. By providing the full text of judicial decisions cited in HRCD, the lawyers edition meets the specialized information needs of attorneys.

Much work was done in 1998 on a Web version of our environment and safety CD products. A first generation of the Environment & Safety Library on the Web was released to select customers last year. An improved version with considerably enhanced functionality will be released in 1999.

The emergence of the Web product platform, increasing demands from our biggest customers for more specialized service and support, and the ability to provide enterprise-wide information solutions led to the evolution of a new kind of field sales representative--the National Account Manager. These account executive-like positions helped solidify and expand the business we do with our largest customers. Later in the year, some of the same considerations led to the creation of Regional Account Development Managers, who are trained to work with traditional sales reps to offer specialized solutions to specific information needs. These new resources played a significant role in quickly establishing the Web as a major revenue source for BNA.

Electronic products and new ways of doing business placed unprecedented demands on the Information Technology Department. That, along with the need to prepare BNA for the Year 2000, necessitated big investments in both people and equipment in 1998. While the challenges were great, the successes were many. A record number of electronic products were launched, good progress was made on the Year 2000 front, and much new talent was brought into the organization. BNA is well on its way to having the IT Department it needs to compete in this technology-intensive industry.

Great progress also was made on BNA's multi-year effort to implement a single publishing system to create all of BNA's diverse product line. That system, PS2000, is now used by four out of every five of BNA's reporters and editors. All notification and newsletter publications of the parent company, as well as most reference publications, are published from PS2000. The implementation of PS2000 means that BNA's most vital commity, its information, is now stored and uniformly coded, ready to be delivered to subscribers by any means desired. The system provides the flexibility needed to respond to marketplace demands for multiple product types.

Once again BNA ended the year by being named one of Fortune magazine's "100 Best Companies to Work for in America." BNA also made, for the ninth straight year, Working Mother magazine's list of the "100 Best Companies for Working Mothers." The fact that we received these honors in the past does not make their continued receipt any less of an accomplishment. In fact, it's an important reminder from an outside perspective that, because we are employee-owned, "shareholder value" means more than simply business success.
                                                                     (Continued)

BNA Books

For the fifth year in a row, BNA Books produced record profits. Revenues grew over 9 percent to $7.9 million in 1998.

Supplements to Employment Discrimination Law and Developing Labor Law, co-published with the ABA Section of Labor and Employment Law, contributed heavily to the division's success in 1998. Sales of Covenants Not to Compete, Employee Duty of Loyalty, and Trade Secrets, also co-published with the ABA, continued to do well. The division's biannual Equal Employment Law Update has become a steady best seller.

Other successful titles in 1998 included Patents in the Federal Circuit, 4th Edition; BNA's Directory of State and Federal Courts; Patent, Trademark, and Copyright Laws and Regulations; and ERISA: The Law and the Code.

Finally, at year's end, the division completed its transition to a new Year 2000-compliant book fulfillment system. The new system is much more flexible and efficient, enabling us to provide our customers with greatly improved service.


Subsidiary Companies

Tax Management Inc.

Tax Management had another banner year in 1998 as revenues, including those of BNA Software, rose more than 12 percent to a new record of $61.8 million.

Operating revenues for the print and CD-ROM services increased nearly 11 percent, with slightly more than half of the subscribers relying on electronic delivery. The fall introduction of a beta version of the Portfolios on the Web was well received by customers and won positive industry reviews. A greatly enhanced version is rolling out during the first half of 1999.

Tax Practice Series continues to grow in industry acceptance, and circulation reached new highs in 1998. The major product enhancement for this service and for Tax Management Multistate was the addition of state tax codes and regulations in the final quarter of the year. There has been a great deal of enthusiasm for these new combinations and we look forward to greater market penetration.

New advertising campaigns, an effective field sales effort, creative packaging, and increased market presence helped continue the strong new sales trend of recent years, while renewal sales were encouraged through a significant increase in client relations activity and training sessions.

A new Editorial Technology Division was created to fulfill an ambitious product development plan that includes migrating the TM services to PS2000, enhancing TM's Web publishing capability, ensuring Year 2000 compliance, and increasing CD-ROM publishing activities.

                                                                     (Continued)

BNA Software

BNA Software again posted strong double-digit growth in sales and profits. Revenues were up 16 percent and total value of existing subscriptions expanded a healthy 13 percent for the year.

New sales reached a new high, with the Fixed Asset and Tax Planning products finishing among the top ten best sellers for all of BNA. The Sales Tax segment also continued to post positive growth.

Late in the year, the Enterprise Edition of the BNA Fixed Assets Next Dimension product was introduced to reach a higher-end customer group with more demanding needs. Early signs of customer acceptance have been positive. Customers are also positive about the fee-based training curriculum introduced earlier this year for the Fixed Asset product line.

Also contributing to the division's success in 1998 was the introduction of a new per-user licensing program. This new licensing approach gives customers the flexibility to license just the number of users they need at more affordable rates. Looking forward to 1999, we expect favorable overall results and increased emphasis on new product development to ensure long-term growth.





BNA International Inc.

BNAI experienced record growth in 1998. Revenues increased by 19 percent. Revenues from BNAI services were 16 percent higher than the previous year due to continuing growth from established products and the launch of new ones such as Asia-Pacific Focus, International Securities Law, and World Telecom Law Report. Sales of BNA and Tax Management services were at the highest level ever recorded.

The continuous refinement of direct marketing techniques resulted in high sales of Tax Planning International and several other products, and the strategy of developing loose-leaf reference services, like International Licensing, related to existing services, resulted in a very good return for every marketing dollar spent.

The drive to develop new products as one means of growth continued in 1998. The International Securities Law loose-leaf was introduced mid-year and extensive market research resulted in three new publications which were launched in January 1998. BNAI's international tax offering will be significantly enhanced by the quarterly European Union Focus and monthly Tax Planning International's e-commerce. The new World Licensing Law Report has been introduced to capitalize on the success of International Licensing.

The acquisition of three newsletters from FT Finance in August generated additional revenues. FT World Tax Report was merged with Tax Planning International and added 18 percent to its circulation. Emerging European Markets and East European Business Law were merged with Eastern Europe Reporter, doubling the circulation of that service. Efforts will continue to identify suitable acquisition targets.

BNAI will continue to focus on growth of its own product line and of international sales of parent company and Tax Management products while maintaining a solid profit base.

                                                                     (Continued)

Pike & Fischer, Inc.

1998 was a year of transition for Pike & Fischer, with the biggest change being the company's relocation from Bethesda to nearby Silver Spring, MD. Moving to Silver Spring promised more reasonably priced space with little disruption to the commuting patterns of employees.

That wasn't the only change. Pike & Fischer launched three new subscription services in 1998 and set in motion major new product development initiatives. UT Digest is a biweekly newsletter covering electric and gas utilities' strategic repositioning of their businesses. Telecom Land Management Law Report is a single-binder reference-plus-notification service covering the contentious intersection of zoning law and telecommunications regulation. FR Today is a daily e-mail alert providing subscriber-selected portions of the daily Federal Register. It is Pike & Fischer's first electronic-only publication and reflects the company's decision to accelerate its commitment to Web publishing. The company also published two books on the subject of alternative dispute resolution: Mediation Practice Guide and Court-Annexed Mediation.

Even with the additional expenses associated with both relocation and product development, Pike & Fischer posted an increase in operating profit, the result of nearly 12 percent revenue growth in 1998. This growth came from an increase in royalty payments and the first full year of revenues from the food safety publications acquired in late 1997.

With the move completed, Pike & Fischer looks forward in 1999 to continuing to build new revenue sources from new products and new types of products. This will ensure that it continues to be an important contributor to BNA's bottom line.


Institute of Management and Administration, Inc.

IOMA finished its first year as a BNA company with record new product launches, revenues, and profits. The first year was also characterized by the development of new publishing strategies linked to BNA's editorial and market strengths.

Foremost among the year's accomplishments was the launch of ten new subscription newsletters, with titles ranging from Managing HR Information Systems to Security Director's Report to Managing Logistics. IOMA published 31 newsletters at the beginning of the year, and 41 at the end. In addition to subscription newsletters, IOMA launched six Yearbooks and over a dozen special reports, and test-marketed 24 newsletter product ideas.

IOMA's telemarketing-based product test department added a series of tests to develop new information services in the mid-price business-to-business market. In addition to traditional IOMA products, this new line will capitalize on BNA and IOMA editorial talent, while taking advantage of IOMA's mail and telephone sales capabilities.

IOMA added nearly $12.6 million in revenues to BNA's consolidated total in 1998. Despite heavy expenses related to its aggressive, growth-oriented marketing plan, IOMA also improved its operating profit. Strong growth in IOMA revenues and profits are projected for 1999.

Much effort this year also went into developing synergies with the parent company. These efforts included marketing select TM lists late in 1998, working with BNA's Business Development staff to identify and evaluate a number of high-quality acquisition opportunities, cooperative marketing efforts, and developing programs to enable IOMA to achieve the strategic goal of leveraging BNA's strengths.

                                                                     (Continued)

BNA Washington Inc.

BNAW, BNA's real estate subsidiary, had another successful year. Revenues from outside tenants were $1.8 million again in 1998, and total operating expenses for all facilities were virtually the same as the prior year. Most importantly, BNAW continued to provide the facilities and support services to accommodate BNA's operations, growth, and changing business requirements.

During June, the Accounting & Finance and Human Resources Departments were moved to new offices in the 23rd Street building (BNA 4). Included in the new space are greatly expanded training facilities. This relocation was a major step in BNA's long-range facilities goal of providing editorial and support services growth space in the 25th Street buildings for the next several years.

A long-range facilities plan was completed in 1998. It will be an invaluable planning tool in effectively anticipating and meeting office space requirements in future years. Also completed was a comprehensive evaluation of the operating systems (mechanical, electrical, and plumbing) of the aging North and South Buildings. The resulting plan will serve as a guideline for timely and economical replacement or overhaul of equipment over the next four to five years.

The company is well positioned to handle foreseeable space needs in the future.




The McArdle Printing Co., Inc.

In 1998, McArdle achieved a significant increase in commercial sales and a rebound in profitability. For the first time in its history as a BNA company, over half of McArdle's revenues came from non-BNA work.

Total revenues increased to $31.6 million. Commercial sales continued to grow strongly, up 25 percent in 1998 after a 24 percent increase in 1997. Total 1998 sales to BNA and Tax Management for printing, binding, and mailing services declined 7.4 percent in 1998 reflecting the migration to electronic products. Total sales to BNA, Tax Management, and IOMA, a new McArdle customer, made up 48 percent of total revenues.

McArdle continued investing in new equipment to expand the capacity, capability, and scope of the printing operation to meet customer needs and provide opportunities for revenue growth. New equipment purchased during the year significantly enhanced McArdle's electronic pre-press and bindery operations.

With an excellent facility, modern equipment, and knowledgeable and productive employees, McArdle's growth and profitability is expected to continue to advance in 1999. In 1998, McArdle ranked 196 in the top U.S. printing companies, making it one of the largest printers on the East Coast. Its commitment to produce competitively priced, superior quality products and services to BNA and to the commercial markets it serves will ensure continued success.

                                                                     (Continued)

BNA Communications Inc.

BNAC spent 1998 repositioning itself in the Human Resource market from a producer of video-based training programs to a provider of full-service training and consulting solutions. Though the company continued to build its image and profile in the Human Resource market, the effort presented numerous challenges.

The loss of a seasoned product development manager in late 1997 resulted in significant delays in new product launches. As a result, no new products were released on the Human Resources side of the business in 1998. The year also saw the loss of some top-producing sales reps whose talent and experience were difficult to replace.

New product delays, transitions in strategic direction, and personnel turnover resulted in declining revenues for the first part of 1998 and a net loss for the year. The repositioning efforts began to pay off in the second half of the year when the company was solidly profitable.

BNAC begins 1999 with three major new Human Resource products ready for market. Jack Cade's Nightmare III: Caught in the Crossfire and Roadmap to Success build on BNAC's successful line of management development programs with a legal emphasis. Diverse Communications: Investing in Relationships is a groundbreaking training program that unites diversity and communications skills to help build more productive work relationships.

                                     PART I


Item 1.           Business

General Development of Business and Narrative Description of Business, Continued


The Bureau of National Affairs, Inc. ("BNA" or the "Company"), operates primarily in the professional publishing and the printing industries. Publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and outside customers.
Activities in other industry segments are less than 10 percent of total revenue.

As a response to customer demand, advances in technology, and competition, the Company now offers many products in CD-ROM or online delivery formats. CD-ROM's allow the economical addition of value-added features such as searching capabilities and additional information content. Online delivery provides more timely receipt.

The professional publishing industry is very competitive. Some competitors are much larger and have more resources than BNA. In recent years, mergers and acquisitions of many of the Company's competitors have created even larger organizations with ownership interests outside of the United States. The Company has invested heavily to upgrade its product offerings to take advantage of new technologies. The resulting electronic products, with some features superior to those of print, continue to compete successfully in their markets.

The number of employees of BNA and its subsidiaries was 2,055 at December 31, 1998.

Item 2.           Properties

BNA Washington Inc. owns and manages the buildings presently used by BNA and some of its Washington area subsidiaries. Principal operations are conducted in three adjacent buildings at 1227-1231 25th Street, N.W., Washington, D.C. The office building at 1227 25th Street is being used primarily by BNA and also for commercial leasing. BNA also leases office space for its use at 1250 23rd Street, N.W., Washington, D.C.

BNA's Circulation Department and BNA Communications Inc. operate in an owned facility at 9435 Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 1010 Wayne Avenue, Silver Spring, Maryland. BNA International Inc. conducts its operations from leased offices at Heron House, 10 Dean Farrar Street, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland. IOMA conducts its operations from leased offices at 29 West 35th Street, New York, New York.

Item 3.           Legal Proceedings

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

                                                                     (Continued)

                                     PART I

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

Item X.             EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 1998. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

          Name                Age       Present position and prior experience
------------------------      ---       ----------------------------------------
William A. Beltz               69       Chairman of the Board
                                         Elected Chairman in 1994.  Served as
                                         President from 1979 to 1995 and Chief
                                         Executive Officer from 1980 until 1996.
                                         Joined BNA in 1956.

Jacqueline M. Blanchard        49       Vice President for Human Resources
                                         Elected to Vice President in 1994.
                                         Previously  was Director of Labor and
                                         Employee Relations since 1987. Joined
                                         BNA in 1984.

Eunice L. Bumgardner           38       Vice President and General Counsel
                                         Elected Vice President in 1996 and
                                         General Counsel in 1995. Joined BNA in
                                         1994 as Associate General Counsel. From
                                         1991 to 1994 was senior associate at
                                         LeBoeuf, Lamb, Greene & MacRae, LLP.

Kathleen D. Gill               52       Vice President and Editor in Chief
                                         Elected to Vice President and Executive
                                         Editor in 1993, and Editor in Chief in
                                         1997. Joined BNA in 1970.

Daniel C. Horsey               43       Vice President and Director of
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

                                                                       Continued

Item X.           EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)

          Name               Age        Present position and prior experience
----------------------       ---        ----------------------------------------
Gilbert S. Lavine             47        Treasurer
                                         Elected to present position in 1998.
                                         Joined BNA in 1985.

George J. Korphage            52        Vice President and Chief Financial
                                        Officer
                                         Elected Vice President in 1988 and
                                         Chief Financial Officer in 1989. Joined
                                         BNA in 1972.

Mary Patricia Swords          53        Vice President and Director of Sales
                                        and Marketing
                                         Elected to present position in 1996.
                                         Previously was Regional Manager of
                                         Mountain sales region since 1985.
                                         Joined BNA in 1977.

Robert L. Velte               51        Vice President for Strategic Development
                                         Elected to Vice President in 1995.
                                         Previously was President of BNA
                                         Communications since 1986.  Joined BNA
                                         Communications in 1976.

Paul N. Wojcik                50        President and Chief Executive Officer
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

As of  March 1,  1999,  there  were  1,584  Class A  shareholders,  246  Class B shareholders, and 26 Class C shareholders. The company repurchased 235,766 shares of Class B stock and 104,654 shares of Class C stock from retired employees or their estates in the 12 months ending March 1, 1999.

Established stock price and dividends declared during 1998 and 1997 were as follows:

         Stock Price
                  January 1, 1997 - March 23, 1997              27.00
                  March 24, 1997 - September 21, 1997           28.50
                  September 22, 1997 - March 22, 1998           29.75
                  March 23, 1998 - September 27, 1998           32.50
                  September 28, 1998 - December 31, 1998        34.00

         Record  Date and Dividend Amount
                  March 22, 1997                               $  .55
                  September 20, 1997                              .55
                  March 21, 1998                                  .60
                  September 26, 1998                              .60

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                     PART II

Item 6.          Selected Financial Data

                      The Bureau of National Affairs, Inc.
             Consolidated Operating and Financial Summary: 1998-1994
              (Dollar amounts in thousands, except per share data)


                                  1998      1997      1996      1995      1994
                                --------  --------  --------  --------  --------

Operating Revenues ............ $268,829  $244,061  $232,632  $226,497  $215,491
Operating Expenses ............  248,229   223,999   218,074   218,628   204,507
                                --------  --------  --------  --------  --------
Operating Profit ..............   20,600    20,062    14,558     7,869    10,984
Non-operating Income :
  Investment Income, net ......    8,178     7,957     6,989     6,452     4,614
  Other Income ................     (432)      427        82     3,257       459
                                --------  --------  --------  --------  --------
Income from Operations Before
  Income Taxes ................   28,346    28,446    21,629    17,578    16,057
Income Taxes ..................    8,753     8,885     7,041     5,487     4,397
                                --------  --------  --------  --------  --------
Net Income .................... $ 19,593  $ 19,561  $ 14,588  $ 12,091  $ 11,660
                                ========  ========  ========  ========  ========
Profit Ratios (b):
  % of Operating Revenues .....      7.3       8.0       6.3       5.3       5.4
  % of Average Stockholders'
       Equity .................     26.6      26.9      20.9      19.8      21.7
                                --------  --------  --------  --------  --------
Total Earnings Per Share ......     2.34      2.24      1.65      1.38      1.36
Dividends Per Share ...........     1.20      1.10      1.00      0.94      0.90
                                ========  ========  ========  ========  ========
Balance Sheet Data:
  Total Assets ................ $324,449  $300,900  $299,311  $278,752  $270,599
  Long-Term Debt ..............   14,000      --        --        --         107
                                ========  ========  ========  ========  ========
Employee Data:
  Number of Employees .........    2,055     1,893     1,915     1,863     1,854
  Total Employment Costs ...... $137,386  $128,095  $124,322  $119,488  $120,599
                                ========  ========  ========  ========  ========
Stockholder Data at Year-End:
  Book Value Per Share ........ $   9.00  $   8.65  $   8.15  $   7.59  $   6.36
  Number of Stockholders ......    1,791     1,752     1,741     1,717     1,627
  Common Shares Outstanding
     (In thousands)                8,228     8,500     8,848     8,858     8,652
                                ========  ========  ========  ========  ========

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 VS. 1997
CONSOLIDATED revenues of $269 million were up 10.1 percent over the prior year. Operating expenses increased 10.8 percent, and operating profit increased 2.7 percent to $20.6 million. Net income was $19.6 million, essentially unchanged from 1997. On January 13th, 1998, BNA acquired Institute of Management and Administration, Inc. (IOMA). IOMA accounted for 5.2 percent of the revenue growth and their expenses, along with purchase-price amortization, added 6 percent to the expense growth.

Non-operating income declined 7.6 percent in 1998. Investment income increased $1.1 million, or 13.2 percent in 1998, due to higher portfolio balances and gains on sales. Interest expense increased $.8 million, mainly related to the new borrowing for IOMA's acquisition. Other non-operating income decreased $.9 million, reflecting the absence of last year's gain on the sale of a publication and a write-off of furniture, fixtures, and equipment in 1998.

The consolidated federal, state, and local effective income tax rate was 30.9 percent in 1998 compared to 31.2 percent in 1997. Earnings per share were $2.34, up 4.5 percent over 1997.

PROFESSIONAL PUBLISHING operating segment (including the Parent, Tax Management Inc., IOMA, Pike & Fischer, Inc., BNA International Inc., and BNA Washington Inc.) revenues amounted to 92.1 percent of consolidated revenues, and increased
9.8 percent over 1997. Excluding IOMA, publishing revenues were up 4.2 percent, reflecting new products and price increases. Operating expenses increased 10.7 percent, but excluding IOMA, operating expenses were up 4.2 percent, mainly due to salary increases, higher employee benefit expenses, increased system-related costs, and an adverse judgement in a civil lawsuit (see note 11 of the consolidated financial statements). Twenty-seven new products were launched in 1998. Development expenses for new products and improvements on existing products were $6 million compared to $4.6 million in 1997. Operating expenses in 1998 also include an identifiable $8.3 million for developing improved business and publishing systems and Year 2000-related systems expenses, compared to 5.1 million in 1997. Operating profit in 1998 was even with 1997.

PRINTING operating segment (includes The McArdle Printing Company, Inc.) revenues increased 7.9 percent, reflecting a 24.9 percent increase in revenues from external customers and a 6.1 percent decrease in intersegment revenues. Sales to external customers have improved over the last two years due to increased capacity and an expansion of the sales force. Intersegment revenues are expected to continue to decline as the mix of Professional Publishing products migrates from print to electronic format products. Operating expenses increased 5.3 percent due to higher operating expenses related to increased volume. Printing operating profit increased 76.4 percent.

                                                                     (Continued)

1997 VS. 1996
CONSOLIDATED revenues increased 4.9 percent over the prior year to $244 million. Operating profit of $20.1 million in 1997 was significantly higher than in 1996. Net income, at $19.6 million, was a record high for the fourth straight year.

Investment income was 13.9 percent higher than in 1996 due to larger portfolios. Other non-operating income for 1997 included a gain of $.4 million on the sale of a publication.

The consolidated federal, state, and local effective income tax rate was 31.2 percent in 1997 compared to 32.6 percent in 1996. Earnings per share were $2.24, a 35.8 percent increase over 1996.

PROFESSIONAL PUBLISHING revenues increased 3.9 percent over 1996 due to modest business growth in the combined subscription revenue base for print and electronic products. Revenues for electronic products continued to grow, while print products--although still the dominant service revenue source--declined. Publishing revenues were 92.4 percent of consolidated revenues in 1997 and 93.4 percent in 1996.

Thirteen new subscription services were launched in 1997. Development expenses for new products, improvements on existing products, and new delivery methods were $4.6 million compared to $6.4 million in 1996. Operating expenses in 1997 also include an identifiable $5.1 million for developing improved business and publishing systems and the write-off of an abandoned business system. Overall, operating expenses were only 1.3 percent higher in 1997 than in 1996, as direct expenses (editorial, production and distribution) were essentially unchanged.

PRINTING revenues increased 11.5 percent, reflecting a 23.8 percent increase in revenues from external customers and a 3 percent increase in intersegment revenues. Printing operating profit decreased 42.9 percent due to higher operating expenses related to increasing plant capacity, higher volume, and an expansion of the sales force.

                                                                     (Continued)

DEFERRED TAX ASSETS

The Company has recorded $23.4 million of net deferred tax assets as of year-end 1998. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred tax assets will be fully realized and no valuation allowance is necessary.


FINANCIAL RESOURCES AND CASH FLOWS

The Company maintains its financial reserves in cash and investment securities, which, along with its operating cash flows, are sufficient to fund ongoing, cash expenditures for operations and to support employee ownership. Cash provided from operating activities declined 13 percent in 1998, reflecting a 7 percent increase in collections, but a 10.3 percent increase in expenditures. Excluding IOMA, collections increased 1.9 percent compared to 1997, which had increased
6.2 percent over 1996, and expenditures increased 4.8 percent.

Cash outlays for investing activities netted to $29.6 million, reflecting $18.3 million for the acquisition of a business, other capital expenditures of $4.4 million, and $6.9 million reinvested in the Company's investment portfolio. Capital expenditures for 1999 are budgeted to be over $6 million.

Cash used for financing activities netted to $5.1 million. The Company borrowed $15 million to partially finance the IOMA acquisition and repaid $1 million of that debt during 1998. Sales of Class A capital stock to employees totaled $5.7 million. Capital stock repurchases amounted to $14.7 million, most of which were mandatory redemptions. In addition, the Company paid cash dividends of $10.1 million in 1998. During 1999, the Company will redeem over $3 million of capital stock.

With $145.8 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity. This capacity was partially utilized to finance the acquisition of IOMA.

                                                                     (Continued)

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

The Company has inventoried and assessed all major categories of information technology systems (i.e. electronic products and publishing and business systems) and non-information technology systems (i.e., equipment with embedded microprocessors such as elevators, phones and copiers) in use by the Company. With respect to its information technology systems, the Company has been replacing its business and publishing systems for the last several years. The various business systems are either in the process of being renovated (replaced or remediated through code changes); or have completed renovation and are in the Y2K validation testing phase. Most of the publishing systems have been renovated and are in the validation phase. In addition, the Company has many products that are delivered in an electronic format, such as CD-ROM, diskette, e-mail, or via the worldwide Web, representing over one-third of consolidated revenues. The Company believes that its products, and the third-party software used to create, use, and/or deliver those products, are Y2K ready, and is currently devising plans to validate each product. With respect to its non-information technology systems, the Company is in the validation testing phase. Validation of all areas as to the integrity of the Company's Y2K readiness is expected to be completed by late 1999. The Company expects to have all products and all internal mission-critical information technology and non-information technology systems Y2K ready by late 1999.

The Company has initiated communications with its key suppliers, including financial institutions and other data interface sources, to assess the potential impact on the Company's operations if those third parties fail to become Y2K compliant in a timely manner. Risk assessments, action steps and contingency plans related to significant third party relationships are expected to be completed by late 1999.

Based on updated estimates, the cost in 1999 to replace business systems with Y2K ready systems, and for testing to ensure that the publishing systems and products are also ready, is expected to be $2.4 million. Of this amount, an estimated $1.5 million for software will be capitalized. The cost to remediate other business systems is expected to be $3 million. In 1998, Y2K readiness efforts cost $4.3 million, of which $360,000 was capitalized.

                                                                     (Continued)

The Company's  readiness  projects also include the  development  of contingency plans to protect its business and operations from Y2K-related interruptions. These plans should be complete by September 1999 and, by way of examples, may include back-up procedures, identification of alternate suppliers, where practical, and increases in inventory levels. Based upon the Company's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that all of the Company's contingency plans will be sufficient to handle all problems or issues that may arise.

The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Y2K issues. However, delays in the implementation of new systems, a failure to fully identify all computations which are year dependent in the Company's systems or in the systems of its material suppliers, a failure of such suppliers to adequately address their respective Y2K issues, or a failure of a contingency plan, could have a material adverse effect on the Company's business, financial condition and results of its operations. The Company believes the most reasonably likely worst case scenario may be that the failure of a supplier, including an energy supplier, to be Y2K ready could lead to the temporary disruption in the production of some of the Company's products, resulting in lost revenues and profits.


ITEM 7a. Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risks in its investment portfolio and its term debt liability. A hypothetical 10 percent adverse change in market interest rates would result in higher interest expense on its term debt, but the increase would be immaterial.

The maturity dates and average interest yields for fixed-income securities debt held in the Company's investment portfolio as of December 31, 1998 was as follows:

                               Expected Maturity Date ($ thousands)
                  --------------------------------------------------------------
                    1999      2000      2001      2002      2003     Thereafter
                  --------  --------  --------  --------  --------  ------------

Municipal Bonds   $17,399    $1,130      $582    $4,469    $4,383     $68,321
Average Interest
Rate                 5.3%      5.4%      5.0%      5.2%      5.6%        5.1%

Corporate Debt     $8,316       ---    $1,510    $2,004       ---         ---
Average Interest
Rate                 5.0%                5.7%      5.6%


The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 24 percent of these instruments at year-end 1998 mature within one year, and 36 percent mature within five years. Shorter-term maturity investments reduce the risk that any decline in their fair value will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

                                     PART II


Item 8.           Financial Statements and Supplementary Data





                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the consolidated financial statements of The Bureau of National Affairs, Inc. and subsidiaries as listed in the accompanying index in Part IV,
Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Part IV, Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    s\ KPMG LLP
                                    -----------
                                    KPMG LLP

Washington, D.C.
February 19, 1999

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                            (In thousands of dollars)


                                     ASSETS

                                                              December 31,
                                                        ------------------------

                                                           1998            1997
                                                        --------        --------
CURRENT ASSETS:
Cash and cash equivalents (Note 5) .............        $ 15,259        $ 19,421
Short-term investments (Note 5) ................          25,715           9,013
Receivables (Note 9) ...........................          43,934          41,307
Inventories (Note 9) ...........................           4,999           5,440
Prepaid expenses ...............................           3,447           3,368
Deferred selling expenses (Note 3) .............          21,586          23,244
                                                        --------        --------

Total current assets ...........................         114,940         101,793

MARKETABLE SECURITIES (Note 5) .................         104,838         115,809
PROPERTY AND EQUIPMENT (Note 9) ................          44,791          47,852
DEFERRED INCOME TAXES (Note 8) .................          25,019          22,296
GOODWILL (Note 7) ..............................          28,702           8,924
OTHER ASSETS (Note 9) ..........................           6,159           4,226
                                                        --------        --------

Total assets ...................................        $324,449        $300,900
                                                        ========        ========


                                                                     (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                            (In thousands of dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                   -----------------------------

                                                       1998               1997
                                                   ----------         ----------
CURRENT LIABILITIES:
Payables and accrued liabilities (Note 9)          $   33,901         $  33,529
Deferred income taxes (Note 8)                          1,577             3,120
Deferred subscription revenue (Note 3)                127,592           121,934
                                                   ----------         ----------

Total current liabilities                             163,070           158,583

LONG-TERM DEBT (Note 10)                               14,000             ---
POSTRETIREMENT BENEFITS, less current portion
 (Note 4)                                              69,230            65,410
OTHER LIABILITIES                                       4,128             3,356
                                                   ----------         ----------

Total liabilities                                     250,428           227,349
                                                   ----------         ----------

COMMITMENTS AND CONTINGENCIES (Notes 11 & 12)

STOCKHOLDERS' EQUITY (Notes 5 & 12):
 Common stock issued, $1.00 par value --
  Class A - 6,478,864 shares                            6,479             6,479
  Class B - 4,926,973 shares                            4,927             4,927
  Class C -   506,336 shares                              506               506
Additional paid-in capital                             39,782            35,668
Retained earnings                                      69,734            60,242
Treasury stock, at cost                               (50,418)          (37,329)
 Elements of other comprehensive income:
  Net unrealized gain on marketable securities          3,081             3,126
  Foreign currency translation adjustment                 (70)              (68)
                                                   ----------         ----------

Total stockholders' equity                             74,021            73,551
                                                   ----------         ----------

Total liabilities and stockholders' equity         $  324,449         $ 300,900
                                                   ==========         ==========

          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (In thousands of dollars)


                                                                 Percent of
                                                              Operating Revenue
                                                            --------------------

                                1998      1997      1996     1998   1997   1996
                             --------- --------- ---------  ------ ------ ------

OPERATING REVENUES (Notes
   1 and 3)                  $ 268,829 $ 244,061 $ 232,632  100.0% 100.0% 100.0%
                             --------- --------- ---------  ------ ------ ------

OPERATING EXPENSES (Notes
   1,3,4,7,9 and 11):
 Editorial, production,
  and distribution             143,989   134,179   131,295   53.5   55.0   56.4
 Selling                        59,626    51,362    50,828   22.2   21.0   21.9
 General and administrative     42,646    36,371    34,681   15.9   14.9   14.9
 Profit sharing                  1,968     2,087     1,270    0.7    0.9    0.5
                             --------- --------- ---------  ------ ------ ------

                               248,229   223,999   218,074   92.3   91.8   93.7
                             --------- --------- ---------  ------ ------ ------

OPERATING PROFIT                20,600    20,062    14,558    7.7    8.2    6.3
                             --------- --------- ---------  ------ ------ ------

NON-OPERATING INCOME:
 Investment income (Note 5)      9,077     8,016     7,012    3.4    3.2    3.0
 Interest expense (Note 10)       (899)      (59)      (23)  (0.3)   0.0    0.0
 Other income(expense)
  (Note 6)                        (432)      427        82   (0.2)   0.2    0.0
                             --------- --------- ---------  ------ ------ ------

TOTAL NON-OPERATING INCOME       7,746     8,384     7,071    3.4    3.0    2.9
                             --------- --------- ---------  ------ ------ ------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                  28,346    28,446    21,629   10.6   11.6    9.3

PROVISION FOR INCOME TAXES
  (Note 8)                       8,753     8,885     7,041    3.6    3.0    3.3
                             --------- --------- ---------  ------ ------ ------

NET INCOME                   $  19,593 $  19,561 $  14,588  % 8.0  % 6.3  % 7.3
                             ========= ========= =========  ====== ====== ======

EARNINGS PER SHARE (Note 12) $    2.34 $    2.24 $    1.65
                             ========= ========= =========

          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (In thousands of dollars)


                                                   1998       1997       1996
                                                ---------- ---------- ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  19,593  $  19,561  $  14,588
  Items with different cash requirements
    than that reflected in net income
      Depreciation and amortization                10,533      8,798      8,887
      (Gain) on sales of securities                (1,423)      (948)      (542)
      (Gain)/loss on sales of assets                  432       (427)       (82)
      Others                                           48        197        233
  Changes in operating assets and liabilities
      Receivables                                  (1,806)     3,947     (1,970)
      Deferred subscription revenue                  (349)     2,445      2,295
      Payables and accrued liabilities              1,663        642      2,643
      Postretirement benefits                       3,786      2,133      7,357
      Deferred income taxes                        (4,275)    (1,530)    (4,110)
      Deferred selling expenses                     1,658        465      1,385
      Inventories                                     441        (47)       871
      Other assets and liabilities--net               240       (111)    (1,800)
                                                ---------- ---------- ----------

Net cash provided from operating activities        30,541     35,125     29,755
                                                ---------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures
    Acquisition of a business (net of $750
       cash acquired)                             (18,289)       ---       ---
    Purchases of equipment and furnishings         (4,272)    (5,670)    (4,002)
    Building improvements                            (170)      (256)      (132)
    Proceeds from the sales of property                71         17         37
    Proceeds from sales of publishing assets           25        184         17
    Purchase of publishing assets                    (132)      (185)      ---
                                                 --------- ---------- ----------

    Net cash used for capital expenditures        (22,767)    (5,910)    (4,080)
                                                 --------- ---------- ----------


                                                                     (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (In thousands of dollars)


                                                1998         1997         1996
                                             ---------    ---------    ---------
  Securities investments
    Proceeds from sales and maturities         75,267       58,075       75,250
    Purchases                                 (82,127)     (66,824)     (90,587)
                                             ---------    ---------    ---------

    Net cash used for securities investments   (6,860)      (8,749)     (15,337)
                                            ----------    ---------    ---------

Net cash used for investing activities        (29,627)     (14,659)     (19,417)
                                            ----------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                   15,000        ---          ---
  Repayment of borrowings                      (1,000)       ---          ---
  Sales of capital stock to employees           5,727        5,313        5,306
  Purchases of treasury stock                 (14,702)     (15,568)      (5,625)
  Dividends paid                              (10,101)      (9,688)      (8,884)
                                            ----------    ---------    ---------

Net cash used for financing activities         (5,076)     (19,943)      (9,203)
                                           -----------    ---------    ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         (4,162)         523        1,135

CASH AND CASH EQUIVALENTS, beginning of year   19,421       18,898       17,763
                                           -----------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year     $   15,259     $ 19,421     $ 18,898
                                           ===========    =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                            $      678     $     41     $     23
  Income taxes paid                            13,627        9,490       10,884

NONCASH INVESTING ACTIVITIES- Acquisition:
  Fair value of assets acquired            $   26,628
  Cash paid for capital stock                 (19,039)
                                           ===========
  Liabilities assumed                      $    7,589
                                           ===========


          See accompanying notes to consolidated financial statements.



                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (In thousands of dollars)

                                                 Comprehensive     Capital    Additional                            Accum. Other
                                                    Income          Stock      Paid-In      Retained     Treasury   Comprehensive
                                                  (Note 13)        Issued      Capital      Earnings      Stock        Income
                                                 -------------   ----------   ----------   ----------   ----------   -----------
BALANCE, January 1, 1996                                         $  11,912    $  27,695    $  44,665    $ (18,782)   $    1,708

 Net Income                                      $     14,588          ---          ---       14,588          ---           ---

 Other Comprehensive Income, net of tax:
  Unrealized (loss) on marketable securities             (408)         ---          ---          ---          ---          (408)
  Currency translation adjustment                         (50)         ---          ---          ---          ---           (50)

                                                 =============
 Comprehensive Income                            $     14,130
                                                 =============
 Sale of Class A treasury shares to employees                          ---        4,077          ---        1,229           ---
 Repurchase of shares                                                  ---          ---          ---       (5,625)          ---
 Cash dividends--$1.00 per share                                       ---          ---       (8,884)         ---           ---
                                                                 ----------    ---------   ----------   ----------   -----------

BALANCE, December 31, 1996                                          11,912       31,772       50,369      (23,178)        1,250

 Net Income                                            19,561          ---          ---       19,561          ---           ---

 Other Comprehensive Income, net of tax:
  Unrealized gain on marketable securities              1,778          ---          ---          ---          ---         1,778
  Currency translation adjustment                          30          ---          ---          ---          ---            30

                                                 =============
 Comprehensive Income                            $     21,369
                                                 =============
 Sale of Class A treasury shares to employees                          ---        3,896          ---        1,417          ---
 Repurchase of shares                                                  ---          ---          ---      (15,568)         ---
 Cash dividends--$1.10 per share                                       ---          ---       (9,688)         ---          ---
                                                                 ----------    ---------   ----------   ----------   -----------

BALANCE, December 31, 1997                                          11,912       35,668       60,242      (37,329)        3,058

 Net Income                                            19,593          ---          ---       19,593          ---           ---

 Other Comprehensive Income, net of tax:
  Unrealized gain on marketable securities               (45)          ---          ---          ---          ---           (45)
  Currency translation adjustment                         (2)          ---          ---          ---          ---            (2)

                                                 ============
 Comprehensive Income                            $    19,546
                                                 ============

 Sale of Class A treasury shares to employees                          ---        4,114          ---        1,613           ---
 Repurchase of shares                                                  ---          ---          ---      (14,702)          ---
 Cash dividends--$1.20 per share                                       ---          ---      (10,101)         ---           ---
                                                                 ----------    ---------   ----------  -----------   -----------

BALANCE, December 31, 1998                                       $  11,912     $ 39,782    $  69,734   $  (50,418)   $    3,011

                                                                 ==========    =========   ==========  ===========   ===========

                                          See accompanying notes to consolidated financial statements.



                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



(1)      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the Parent), and its subsidiaries (consolidated, the Company). Material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to current year presentation.

The carrying value of financial assets and liabilities reported in the financial statements approximates fair value. The reported amounts of some assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


(2)      ACQUISITION

On January 13, 1998, the Company acquired all of the outstanding stock of Institute of Management and Administration, Inc. (IOMA), a newsletter publisher. The acquisition was accounted for as a purchase, and accordingly, IOMA's financial results have been included with those of the Company since the acquisition date. IOMA was acquired for $19 million in cash, partially financed with a $15 million bank loan. A portion of the cost was assigned to subscription lists, which are being amortized over three years. The majority of the cost was assigned to goodwill, which is being amortized over 35 years. The recoverability of these intangible assets will be evaluated periodically by comparing their amortized balances to IOMA's expected cash flows.

The following unaudited pro forma information for 1997 and 1996 presents a summary of consolidated results of operations of the Company and IOMA as if the acquisition had occurred at the beginning of 1996. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, amortization of goodwill and customer lists, and certain other adjustments, together with related income tax effects (in thousands, except per share data).

                                                           Unaudited
                                                 ------------------------------
                                   1998              1997              1996
                               ------------      ------------      ------------
Revenues                       $    268,829      $    255,920      $    243,838
Net Income                     $     19,593      $     18,058      $     12,977
Earnings Per Share             $       2.34      $       2.07      $       1.46


On a pro forma basis for 1997 and 1996, earnings per share would have decreased by $.17 and $.19, respectively. However, these pro forma results may not be indicative of the results of operations which would have resulted had IOMA and the Company been a consolidated entity during 1996 and 1997 or of future results of operations of the consolidated entities.

                                                                     (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3)      RECOGNITION OF SUBSCRIPTION REVENUES AND SELLING EXPENSES

Subscription revenues and related field selling expenses are deferred and amortized over the subscription terms, which are primarily one year. Deferred subscription revenue is classified on the balance sheet as a current item;
however, the fulfillment of the Company's subscription liability will use substantially less current assets than the liability amount shown. Advertising expenses, which are expensed as incurred, were $10,666,000 in 1998, $5,488,000 in 1997 and $5,302,000 in 1996.


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

Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                     1998      1997      1996
                                                  --------- --------- ---------
Service cost benefits earned during the year      $  4,415  $  3,862  $  4,131
Interest cost                                        6,249     5,769     5,437
Expected return on plan assets during the year (6,372) (5,651) (5,292) Recognized net actuarial loss and amortization
 of transition assets and prior service costs          (50)     (101)     (117)
                                                  --------- --------- ---------

Net pension expense                               $  4,242  $  3,879  $  4,159
                                                  ========= ========= =========

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

Other postretirement benefits expense is recorded in accordance with financial reporting standards which require that the present value of these benefits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                    1998      1997       1996
                                                 --------- --------- ----------
Service cost benefits earned during the year     $  1,927  $  1,659  $   1,980
Interest cost                                       2,800     2,609      2,636
Expected return on plan assets during the year       (240)      ---        ---
Recognized net actuarial gain                        (655)     (793)      (451)
Amortization of prior service cost                    (55)      (55)       (55)
                                                ---------- --------- ----------

Other postretirement benefits expense           $   3,777  $  3,420  $   4,110
                                                ========== ========= ==========

                                                                    (Continued)

The following table sets forth the changes in benefits obligations and assets, the funded status of the plans, and the liabilities recognized in the Company's Consolidated Balance Sheets as of December 31 (in thousands of dollars, except percentages):

                                                            Other Postretirement
                                          Pension Benefits        Benefits
                                         ------------------- -------------------

                                            1998      1997      1998      1997
                                         --------- --------- --------- ---------
Change in benefit obligation:
Benefit obligation--January 1            $ 84,426  $ 75,313  $ 40,785  $ 34,763
Service cost                                4,415     3,862     1,927     1,659
Interest cost                               6,249     5,769     2,800     2,609
Actuarial (gain)/loss                       8,212     4,805      (373)    2,946
Plan amendment                             (1,364)      ---       ---       ---
Benefits paid                              (6,444)   (5,323)   (1,131)   (1,192)
                                         --------- --------- --------- ---------

Benefit obligation--December 31            95,494    84,426    44,008    40,785
                                         --------- --------- --------- ---------

Change in plan assets:
Fair value of plan assets--January 1       81,146    72,055     3,000       ---
Actual return on plan assets                9,921    13,437       378       ---
Employer contribution                         ---       872     3,000     3,000
Benefits paid                              (6,339)   (5,218)      ---       ---
                                         --------- --------- --------- ---------
Fair value of plan assets--December 31     84,728    81,146     6,378     3,000
                                         --------- --------- --------- ---------

Projected benefit obligation in excess
 of plan assets                            10,766     3,280    37,630    37,785
Unrecognized transition asset               1,502     1,878       ---       ---
Unrecognized net gain                       6,994    11,594    13,264    13,408
Unrecognized prior service cost              (137)   (1,765)      464       517
                                         --------- --------- --------- ---------
Accrued liability                          19,125    14,987    51,358    51,710
Less current portion                          129       105     1,124     1,182
                                         --------- --------- --------- ---------

Long-term portion                        $ 18,996  $ 14,882  $ 50,234  $ 50,528
                                         ========= ========= ========= =========

Assumed discount rate                        6.50%     6.75%     6.50%     6.75%
Assumed rate of compensation increase         5.0%      5.0%      ---       ---
Expected long term rate of return on
 assets                                       8.0%      8.0%      8.0%      8.0%

Plan assets include equity securities, fixed income securities, and temporary investments. Calculations of benefit obligations as of December 31, 1998 have been estimated by an independent actuary and are subject to revision upon completion of a detailed actuarial study.

                                                                    (Continued)

The Company's funding practice with respect to pension benefits is to contribute amounts which, at a minimum, satisfy ERISA requirements. No contributions were allowed in 1998 or 1996 due to Internal Revenue Service funding limitations. The Company contributed $872,000 in 1997. The Company's policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust established in 1997. The Company contributed $3 million to the VEBA in 1998 and in 1997.

The December 31, 1998 postretirement benefit obligation was determined using an assumed health care cost trend rate of 5 percent in 1999 and 2000, declining to
4.5 percent per year in the year 2001 and thereafter over the projected payout period of the benefits. The effect of a one percent change in the assumed health care cost trend rate at December 31, 1998 would have resulted in a $7,594,000 increase or a $6,040,000 decrease in the postretirement benefit obligation and a $1,057,000 increase or a $723,000 decrease in the 1998 postretirement benefit expense.

In addition, some acquired subsidiaries have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Total contributions under these plans were $1,001,000 in 1998, $946,000 in 1997, and $825,000 in 1996.

The Company also has a cash profit sharing plan based on operating profit, as defined, covering employees of the Parent and certain subsidiaries. Profit sharing expense was $1,968,000 in 1998, $2,087,000 in 1997, and $1,270,000 in
1996.


(5)     INVESTMENTS AND INVESTMENT INCOME

Cash and investments were as follows (in thousands of dollars):

                                              December 31,
                                        -----------------------

                                          1998           1997
                                        --------       --------

Cash and cash equivalents               $ 15,259       $ 19,421
Short-term investments ..                 25,715          9,013
Marketable securities ...                104,838        115,809
                                        --------       --------

Total ...................               $145,812       $144,243
                                        ========       ========

Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed-income investments, maturing in one year or less. Marketable securities consist of fixed-income securities maturing in more than one year, and equity securities.

                                                                    (Continued)

Investment income consisted of the following (in thousands of dollars):

                                   1998     1997     1996
                                  ------   ------   ------

Interest income ...............   $6,096   $5,380   $4,929
Dividend income ...............    1,558    1,688    1,541
Net gain on sales of securities    1,423      948      542
                                  ------   ------   ------

Total .........................   $9,077   $8,016   $7,012
                                  ======   ======   ======

Proceeds from the sales and maturities of securities were $75,267,000, $58,075,000, and $75,250,000 in 1998, 1997, and 1996, respectively. Gross realized gains and (losses) from these sales were $1,614,000 and $(191,000) in 1998, $1,096,000 and $(149,000) in 1997, and $713,000 and $(171,000) in 1996.
The specific identification method is used in computing realized gains and losses.

The Company's investment securities have been classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized     Fair
December 31, 1998                  Cost        Gains       Losses       Value
-----------------               -----------  ----------  ----------  -----------

Equity securities               $   19,927   $   1,474   $     ---   $   21,401
Municipal bonds                     93,035       3,411        (162)      96,284
Corporate debt                      12,851          38         (21)      12,868
                                -----------  ----------  ----------  -----------

Total                           $  125,813   $   4,923   $    (183)  $  130,553
                                ===========  ==========  ==========  ===========

December 31, 1997

Equity securities               $   26,067   $   1,776   $     ---   $   27,843
U.S. Government securities           6,014           7          (5)       6,016
Municipal bonds                     83,558       3,013         (77)      86,494
Corporate debt                       4,406          70          (7)       4,469
                                -----------  ---------- -----------  -----------

Total                           $  120,045   $   4,866   $     (89)  $  124,822
                                ===========  ==========  ==========  ===========

The differences between amortized cost and fair value result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity.

                                                                    (Continued)

Fair values of the Company's investment securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 1998 were as follows (in thousands of dollars):

                         Amortized       Fair
                           Cost          Value
                         ----------   ----------
Within one year ......   $   25,469   $   25,715
One through five years       13,695       14,078
Five through ten years       21,365       22,283
Over ten years .......       44,299       46,038
                         ----------   ----------

Total ................   $  104,828   $  108,114
                         ==========   ==========

In addition, the Company held mutual bond fund investments (amortized cost; $1,058,000, fair value; $1,038,000) with no single maturity date.

(6)      OTHER INCOME (EXPENSE)

Other income (expense) was comprised of the following (in thousands of dollars):

                                              1998     1997    1996
                                             -----    -----   -----

Gain on sales of publishing assets .......   $ ---    $ 420   $  58
Gain (loss) on disposals of other property
   and equipment .........................    (432)       7      24
                                             -----    -----   -----

Total ....................................   $(432)   $ 427   $  82
                                             =====    =====   =====


(7)      GOODWILL

Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amortization of $5,090,000 in 1998 and $4,209,000 in 1997.

Goodwill acquired prior to November 1, 1970, in the amount of $634,000, is not being amortized because, in management's opinion, it has continuing value. Other goodwill is amortized on a straight-line basis, over periods not exceeding forty years. Amortization expense was $881,000 for 1998, and $313,000 for 1997 and 1996.

The recoverability of goodwill is evaluated periodically to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its book value, and records impairments when appropriate. If any impairment has occurred, goodwill will be written down to its most likely recoverable value
                                                                     (Continued)

(8)      INCOME TAXES

The total income tax expense (benefit) was allocated as follows (in thousands of dollars):

                                                       1998      1997      1996
                                                    -------   -------   -------

Income Statement-Provision for Income Taxes .....   $ 8,753   $ 8,885   $ 7,041
Stockholders' Equity--Change in:
  Unrealized gain (loss) on marketable securities       (24)      957      (220)
  Foreign currency translation adjustment .......        (1)       16       (27)
                                                    -------   -------   -------

Total ...........................................   $ 8,728   $ 9,858   $ 6,794
                                                    =======   =======   =======

The provision for income taxes consisted of the following (in thousands of dollars):

                               1998        1997        1996
                           --------    --------    --------
Taxes currently payable:
   Federal .............   $ 11,296    $  9,158    $  9,365
   State and local .....      1,732       1,257       1,786
                           --------    --------    --------

                             13,028      10,415      11,151
                           --------    --------    --------
Deferred tax provision:
   Federal .............     (2,811)       (927)     (3,364)
   State and local .....     (1,464)       (603)       (746)
                           --------    --------    --------

                             (4,275)     (1,530)     (4,110)
                           --------    --------    --------

Total ..................   $  8,753    $  8,885    $  7,041
                           ========    ========    ========

Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                                      Percent of Pretax Income
                                                    ----------------------------
                                                     1998       1997       1996
                                                    ------     ------     ------

Federal statutory rate ......................       35.0%      35.0%      35.0%
State and local income taxes, net of
  federal income tax benefit ................        0.6        1.4        3.1
Goodwill amortization and other
  nondeductible expenses ....................        2.0        1.2        1.5
Tax exempt interest exclusion ...............       (5.3)      (4.9)      (5.3)
Dividends received exclusion ................       (1.4)      (1.5)      (1.7)
                                                    ------     ------     ------

Total .......................................       30.9%      31.2%      32.6%
                                                   ======     ======     ======

                                                                     (Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                                 December 31,
                                                            --------------------
                                                              1998        1997
                                                           ---------   ---------
Deferred tax assets:
   Other postretirement benefits .......................   $ 20,814    $ 20,828
   Pension expense .....................................      7,889       6,143
   Inventories .........................................      2,161       2,070
   Annual leave ........................................      1,867       1,871
   Tax loss carryforwards ..............................      1,337        ---
   Others ..............................................      3,402       2,308
                                                           ---------   ---------

Total deferred tax assets ..............................     37,470      33,220
                                                           ---------   ---------

Deferred tax liabilities:
   Deferred selling expenses ...........................     (8,584)     (9,169)
   Depreciation ........................................     (2,219)     (2,859)
   Others ..............................................     (3,225)     (2,016)
                                                           ---------   ---------

Total deferred tax liabilities .........................    (14,028)    (14,044)
                                                           ---------   ---------

Net deferred tax assets ................................   $ 23,442    $ 19,176
                                                           =========   =========

To the extent not utilized, the tax loss carryforwards expire in 2001 through 2012. In the opinion of management, based on expected future earnings and available tax planning strategies, it is more likely than not that the deferred tax assets will be realized in future years, and no valuation allowance is necessary.


(9)      OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

                                       1998        1997
                                     --------    --------
Receivables:
   Customers .....................   $ 41,166    $ 37,958
   Others ........................      4,482       4,925
   Allowance for doubtful accounts     (1,714)     (1,576)
                                     --------    --------

Total ............................   $ 43,934    $ 41,307
                                     ========    ========

                                                                     (Continued)

                              1998     1997
                            ------   ------
Inventories:
   Materials and supplies   $3,251   $3,742
   Work in process ......      460      218
   Finished goods .......    1,288    1,480
                            ------   ------

Total ...................   $4,999   $5,440
                            ======   ======

Inventories are valued at the lower of cost (principally average cost method) or market.

                                           1998        1997
                                       --------    --------
Property and Equipment (at cost):
   Land ............................   $  4,250    $  4,250
   Buildings and improvements ......     49,367      49,197
   Furniture, fixtures and equipment     61,285      63,195
   Accumulated depreciation ........    (70,111)    (68,790)
                                       --------    --------

Total ..............................   $ 44,791    $ 47,852
                                       ========    ========

The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Depreciation expense was $7,657,000 in 1998, $7,358,000 in 1997, and $7,577,000 in 1996. Expenditures
for maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                    1998     1997
                                  ------   ------
Other assets:
   Amortizable assets--
     Customer lists ...........   $2,764   $  620
     Film production costs ....      739      498
     Lease commissions ........      253      307
     State information database    1,000    1,000
     Software .................    1,109    1,299
     Others ...................       32      197
                                  ------   ------

                                   5,897    3,921
Notes and other receivables ...      262      305
                                  ------   ------

Total .........................   $6,159   $4,226
                                  ======   ======

                                                                     (Continued)

Film production costs are amortized using the revenue-forecast method. Other amortizable assets are expensed evenly over their respective estimated lives, ranging from 3 to 10 years. Amortization expense for these assets was $1,995,000 in 1998, $1,127,000 in 1997, and $997,000 in 1996. Accumulated amortization for customer lists was $1,953,000 in 1998 and $789,000 in 1997.

                                           1998      1997
                                        -------   -------
Payables and accrued liabilities:
   Accounts payable .................   $18,300   $18,060
   Employee compensation and benefits    13,826    13,216
   Postretirement benefits ..........     1,253     1,287
   Income taxes .....................       522       966
                                        -------   -------

Total ...............................   $33,901   $33,529
                                        =======   =======


(10)     LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1998 was $14 million. Half of the outstanding principal is due in 2003 and the remainder in 2004. The operative interest rate on the loan is the London Interbank Offered Rate plus .2%; the effective rate for 1998 was 5.88%. The current rate, effective through April 12, 1999, is 5.26%.

The Company has a $1,500,000 unsecured line of credit. As of December 31, 1998, $450,000 of the line had been used to secure a letter of credit.


(11)     COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable operating leases for office space, computing and office equipment, and vehicles. Total rent expense was $5,671,000 in 1998, $4,786,000 in 1997, and $3,944,000 in 1996.

As of December 31, 1998, future minimum lease payments under non-cancelable operating leases were as follows: 1999 - $5,690,000; 2000 - $5,178,000; 2001 -
$4,499,000;  2002 -  $4,392,000;  2003 - $4,383,000;  thereafter -  $13,006,000.
These amounts are net of sub-lease income of $402,000 in 1999, and $175,000 in 2000.

The Company has accrued $1.7 million for an adverse verdict in a civil lawsuit. On February 10, 1999, a District of Columbia Superior Court jury awarded damages to an employee who had claimed unspecified damages for alleged age discrimination. The plaintiff was awarded $500,000 in compensatory damages, $1 million in punitive damages, and legal fees. The Company intends to vigorously pursue all legal options to contest the case.

The Company is involved in certain other legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

                                                                   (Continued)

 (12)    STOCKHOLDERS' EQUITY

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 1998 and 1997, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000, respectively.

The Company's commitment to employee ownership is supported by its policy to repurchase all Class B and Class C stock tendered by shareholders. As of December 31, 1998, the total market value of Class B and Class C stock known or expected to be tendered in the future was as follows: 1999--$2,657,000, 2000--$32,000, 2001--none, 2002--$1,056,000, 2003--$250,000, and
2004--$8,837,000. The Company, as a matter of policy, is also committed to repurchase any Class A stock tendered by shareholders to the Stock Purchase & Transfer Plan Trustee, which the Trustee is unable to purchase with proceeds from the sale of Class A stock to employees.

Treasury share transactions were as follows:


                              Treasury Stock Shares

                                             Class A      Class B       Class C
                                            ----------   ----------    ---------

Balance, January 1, 1996 ...............    2,915,110       54,771       84,693

Sales of shares to employees ...........     (204,932)         ---          ---
Repurchases of shares ..................       29,490      177,780        6,964
Conversions of Class A shares to Class
   B shares ............................      148,092     (148,092)         ---
                                            ----------   ----------    ---------

Balance, December 31, 1996 .............    2,887,760       84,459       91,657

Sales of shares to employees ...........     (185,961)         ---          ---
Repurchases of shares ..................      114,189      408,999       11,266
Conversions of Class A shares to Class
   B shares ............................      143,773     (143,773)         ---
                                           -----------   ----------    ---------

Balance, December 31, 1997 .............    2,959,761      349,685      102,923

Sales of shares to employees ...........     (174,405)         ---          ---
Repurchases of shares ..................       76,059      265,932      104,154
Conversions of Class A shares to Class
   B shares ............................      108,241     (108,241)         ---
                                           -----------   ----------    ---------

Balance, December 31, 1998 .............    2,969,656      507,376      207,077
                                           ===========   ==========    =========

                                                                     (Continued)

Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 8,367,904 in 1998, 8,733,778 in 1997, and 8,859,586 in 1996.

Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reflected, net of taxes, as a component of Stockholders' Equity.


(13)     OTHER COMPREHENSIVE INCOME

During 1998, the Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income. This statement establishes standards for the presentation of comprehensive income and its components. Comprehensive income encompasses all changes in Stockholders' Equity except those arising from transactions with shareholders, and includes net income, net unrealized gains or losses on marketable securities and foreign currency translation adjustments. This standard only requires additional information in the financial statements and notes; it does not affect the Company's financial position or results of operations.

Elements of other comprehensive income are shown below:

                                                     1998       1997       1996
                                                  -------    -------    -------

Unrealized holding gains (losses) on securities
  arising during the year .....................   $ 1,354    $ 3,683    $   (86)
Less reclassification adjustment for amounts
  included in net income ......................     1,423        948        542
                                                  -------    -------    -------
                                                      (69)     2,735       (628)
Less income taxes .............................       (24)       957       (220)
                                                  -------    -------    -------
Net unrealized gains(losses) ..................       (45)     1,778       (408)
                                                  -------    -------    -------

Currency translation adjustment ...............        (3)        46        (77)
Less income taxes .............................        (1)        16        (27)
                                                  -------    -------    -------
Net currency translation adjustment ...........        (2)        30        (50)
                                                  -------    -------    -------

Other comprehensive income ....................   $   (47)   $ 1,808    $  (458)
                                                  =======    =======    =======


                                                                    (Continued)

(14)     SEGMENTS AND RELATED INFORMATION

During  1998,  the  Company  adopted  Financial  Accounting  Standard  No.  131,
Disclosures about Segments of an Enterprise and Related Information. This statement changes the requirements for disclosures about business segments from an industry segment approach to an operating segment approach. Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics.

The Company has two primary operating segments, Professional Publishing and Printing. Professional Publishing operations consist primarily of the creation, production and marketing of legal and regulatory and general business advisory information, in print and electronic formats. Professional Publishing includes the operations of the Parent and its publishing subsidiaries. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.

Printing includes the operations of The McArdle Printing Co., Inc. The All Other segment includes the operations of BNA Communications Inc., a media-based training enterprise. Intersegment revenues and transfers approximate current market prices. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have ten percent or more of its assets in foreign locations.

Operating segment information is presented below:

                                   Professional
Year Ended December 31, 1998        Publishing  Printing   All Other    Total
----------------------------         --------   --------   ---------   --------
Revenues from external customers ..  $247,709   $ 16,523   $  4,597    $268,829
Intersegment revenues .............       ---     15,073        ---      15,073
Investment income .................     9,468         45        ---       9,513
Interest expense ..................       899        419         17       1,335
Depreciation and amortization .....     9,107      1,053        373      10,533
Operating profit (loss) ...........    18,845      1,894       (139)     20,600
Income tax expense (benefit) ......     8,245        559        (51)      8,753
Net income (loss) .................    18,840        864       (111)     19,593
Assets ............................   311,268     17,617      2,704     331,589
Expenditures for segment assets ...    28,237        439        563      29,239

Year Ended December 31, 1997
----------------------------
Revenues from external customers ... $225,561   $ 13,226   $  5,274    $244,061
Intersegment revenues ..............      ---     16,052        ---      16,052
Investment income ..................    8,427         28        ---       8,455
Interest expense ...................       59        408         31         498
Depreciation & amortization ........    7,339        882        577       8,798
Operating profit ...................   18,844      1,074        144      20,062
Income tax expense .................    8,595        284          6       8,885
Net income ...... ..................   19,044        410        107      19,561
Assets .............................  288,106     18,230      2,741     309,077
Expenditures for segment assets ....    4,614      2,926        160       7,700

Year Ended December 31, 1996
----------------------------
Revenues from external customers ... $217,166   $ 10,680   $  4,786    $232,632
Intersegment revenues ..............      ---     15,585        ---      15,585
Investment income ..................    7,335         33        ---       7,368
Interest expense ...................       13        291         75         379
Depreciation & amortization ........    7,480        872        535       8,887
Operating profit (loss).............   13,036      1,882       (360)     14,558
Income tax expense (benefit) .......    6,482        709       (150)      7,041
Net income (loss)...................   13,958        915       (285)     14,588
Assets .............................  287,288     15,865      2,896     306,049
Expenditures for segment assets ....    3,669        526        310       4,505

           SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (In Thousands of Dollars)


--------------------------------------------------------------------------------
      Column A          Column B        Column C           Column D    Column E
--------------------------------------------------------------------------------
                                        Additions
                                   --------------------
                                      (1)       (2)
                                   --------------------
                                   Charged   Charged to
                       Balance at  to Costs    Other                    Balance
                       Beginning     and     Accounts--  Deductions--  at End of
     Description       of Period   Expenses   Describe     Describe     Period
--------------------------------------------------------------------------------

VALUATION ACCOUNTS
DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:
----------------------

Allowance for Doubtful
  Accounts Receivable:
 Year ended
   December 31, 1998    $ 1,576      $876     $ 51(a,c)    $ 834 (b)    $ 1,714
 Year ended
   December 31, 1997      1,658       841      107  (a)      816 (b)      1,576
 Year ended
   December 31, 1996      1,628       742       92  (a)      804 (b)      1,658




Notes: (a) Charged to deferred  subscription  revenue;  portion of allowance for doubtful accounts receivable not included in revenues.

       (b) Net accounts written off.

       (c) Includes $30 acquired with IOMA.

                                     PART II


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1998 or through the date of this Form 10K.


                                    PART III


Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 1998. Such information is incorporated herein by reference.


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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K

                  The following documents are filed as part of this report.

(a)(1)   Financial Statements:                                        Page

                  Report of Independent Auditors                       23

                  Consolidated Balance Sheets as of December 31,       24
                  1998 and 1997.

                  Consolidated Statements of Income, Consolidated      26
                  Statements of Cash Flows, and Consolidated
                  Statements of Changes in Stockholders' Equity for each of the years ended December 31, 1998, 1997, and 1996

                  Notes to Consolidated Financial Statements           30


   (2)   Financial Statement Schedule:

                  Report of Independent Auditors as to the             23
                   financial statement schedule

         V        Valuation and Qualifying Accounts and Reserves       43


               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits:

          3.1     Certificate of Incorporation, as amended***

          3.2     By laws, as amended****

         11 Statement re: Computation of Per Share Earnings is contained in the 1998 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page __ of this Form 10-K.

         22       Subsidiaries of the Registrant.*

         28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 17, 1999**

         28.2 Annual Report on Form 11-K related to the Company's Deferred Stock Purchase Plan for the fiscal year ended December 31, 1998.*

         *        Filed herewith.

         ** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 1998.

         *** Incorporated by reference to the Company's 1993 Form 10-K, Commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

         **** Incorporated by reference to the Company's 1997 Form 10-K, Commission File Number 2-28286, filed on March 27, 1998. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                  Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)               Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

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

                   Date: March 11, 1999
                         --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


By:   s\Paul N. Wojcik                  By:   s\George J. Korphage
      ----------------                        --------------------
      Paul N. Wojcik,                         George J. Korphage,
      President and Chief Executive           Vice President and Chief Financial
      Officer                                 Officer
      Director                                (Chief Accounting Officer)
                                              Director

Date: March 11, 1999                     Date: March 11, 1999
      --------------                           --------------


By: s\William A. Beltz          3/11/99  By: s\Gregory C. McCaffery      3/11/99
    ------------------          -------      ----------------------      -------
    William A. Beltz            Date         Gregory C. McCaffery        Date
    Chairman of the Board of Directors       Director

By: s\Jacqueline M. Blanchard   3/11/99  By: s\Frederick A. Schenck      3/11/99
    -------------------------   -------      ----------------------      -------
    Jacqueline M. Blanchard      Date        Frederick A. Schenck         Date
    Director                                 Director

By: s\Richard H. Cornfield      3/11/99  By: s\Mary P. Swords            3/11/99
    ----------------------      -------      ----------------            -------
    Richard H . Cornfield        Date        Mary P. Swords               Date
    Director                                 Director

By: s\Sandra C. Degler          3/11/99  By: s\Daniel W. Toohey          3/11/99
    ------------------          -------      ------------------          -------
    Sandra C. Degler             Date        Daniel W. Toohey             Date
    Director                                 Director

By: s\Kathleen D. Gill          3/11/99  By: s\Loene Trubkin             3/11/99
    ------------------          -------      ---------------             -------
    Kathleen D. Gill             Date        Loene Trubkin                Date
    Director                                 Director

By: s\John E. Jenc              3/11/99  By: s\Robert L. Velte           3/11/99
    --------------              -------      -----------------           -------
    John E. Jenc                 Date        Robert L. Velte              Date
    Director                                 Director

By: s\Eileen Z. Joseph          3/11/99
    ------------------          -------
    Eileen Z. Joseph             Date
    Director

                                  EXHIBIT INDEX


Sequential Page
Number                     Exhibit Description                        Number

 3.1            Certificate of Incorporation, as amended               ***

 3.2            By laws, as amended                                     49

11              Statement re: Computation of Per Share Earnings
                is contained in the 1998 Consolidated Financial
                Statements in the Notes to Consolidated Financial
                Statements, Note 12, "Stockholders' Equity,"            40

22              Subsidiaries of the Registrant                         157

28.1            Proxy Statement for the Annual Meeting of
                Stockholders to be held on April 17, 1999               **

28.2            Annual Report on Form 11-K related to the
                Company's Deferred Stock Purchase Plan for
                the fiscal year ended December 31, 1998.               158


          * Incorporated by reference to the Company's 1988 Form 10-K, Commission File Number 2-28286, filed on March 30, 1989. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

          ** The Definitive Proxy Statement is expected to be filed with the SEC within 120 days of December 31,1998.

          *** Incorporated by reference to the Company's 1993 Form 10K, commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

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

     (a) At least forty-five (45) days prior to any annual meeting of stockholders a list of nominations for directors, prepared by a Nominating Committee to be appointed by the Board of Directors, shall be mailed by the Secretary to each Class A<F56> stockholder. The Committee shall make at least as many nominations as there are directorships to be filled at the annual meeting,<F8> but may nominate candidates in excess of such number. Three<F216> nominees shall be neither stockholders of the Corporation nor active or retired officers or employees of the Corporation or of one of its subsidiary corporations.<F170> Said list shall also state the total number of shares of Class A stock of the Corporation then outstanding.<F56>

     (b) Any Class A<F56> stockholder (or stockholders) who is the record or beneficial owner of at least two (2) percent of the outstanding Class A<F56> shares of the Corporation may submit additional nominations to the Nominating Committee not less than thirty (30)<F189> days prior to such annual meeting.<F50> Each additional nomination made pursuant to this sub-paragraph shall be accompanied by the nominee's written acceptance of his or her nomination.<F190>

     (c) A final list of nominations, including nominations made in the manner provided by sub-paragraph (b) together with nominations made pursuant to sub-paragraph (a), shall be mailed by the Secretary to Class A<F56> stockholders not less than twenty-two (22)<F191> days prior to such annual meeting.<F192>


               SECTION IV - DETERMINATION OF ELIGIBLE STOCKHOLDERS


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

     (b) Other than the persons elected or appointed as directors pursuant to sub-paragraph (a) above, no person shall be elected or appointed as a director unless he or she is a record or beneficial owner of Class A or Class B stock and, in addition, is an active or retired officer or employee of the Corporation or of one of its subsidiary corporations, and any director elected or appointed pursuant to this Paragraph who ceases to fulfill these requirements shall be disqualified to exercise any of the powers or duties of director and shall be deemed to have resigned from such position.<F171>

2.   Powers

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

     (d) Any indemnification under Subparagraph (a) or (b) of this Paragraph (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that the indemnification of the director or officer is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Subparagraph (a) or (b). Such determination may be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were or are not parties to such action, suit, or proceeding, or (ii) if such a quorum is not obtainable, or even if obtainable quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders. Such determination shall not be arbitrary but shall be made in keeping with the precepts expressed in this Paragraph. Upon such determination, the Board of Directors shall promptly authorize indemnification in accordance with such determination and in accordance with Subparagraphs (a) and (b) of this Paragraph.

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

    (b) Class B Stock

         (i) The price to be paid by the Corporation for any shares of Class B stock acquired by it pursuant to tender under Subparagraph (d) of Paragraph 7 hereof shall be:

              (A) The price in effect for purchase and sale of shares of Class A stock of the Corporation under the Stock Purchase and Transfer Plan of the Corporation, if tender is made prior to the time that the Corporation shall first have the right under Paragraph 8 hereof to redeem such Class B stock from the holder thereof; or

              (B) The price determined for the purchase of Class A stock in accordance with the provisions of sub-paragraph (a) of Paragraph 9 hereof, if tender is made at a time when the Corporation shall first have the right under

Paragraph 8 hereof to redeem such Class B stock from the holder thereof.<F129>

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

Footnote 224 <F224>

     As  amended  by  directors'   resolution   of  2/11/99,   to  clarify  that
"stockholders" include both record and beneficial owners of Class A shares.

     Footnote  225  <F225>

     As amended by directors' resolution of 2/11/99. Previously read, "Other than the persons elected or appointed as directors pursuant to subparagraphj (a) above, no person shall be elected or appointed as a director unless he is a holder of Class A or Class B stock..."

                                       99


                                      INDEX


Amending bylaws  58
Annual Meeting   2
Annual Report  11
Audit Committee  18
Board of Directors,  see Directors
Bonding
- ---Of officers 27
Books and accounts 56
Budget 22
Chairman of the Board
- ---In general 21
- ---Absence or disability 22
Checks 57
Chief Executive Officer
- ---In general  23
- ---Absence or disability 24
Chief Financial Officer 26
Class A Stock  28
Class B Stock 29
Class C Stock 31
Committees
- ---Audit 18
- ---Executive 17
- ---Meetings  19
- ---Nominating  6
- ---Other  19
Compensation
- ---Of directors 19
Controller  26
Directors, Board of
- ---Committees  17
- ---Compensation 19
- ---Delegating powers of officers  27
- ---Electing officers  20
- ---Eligibility 8
- ---Nomination of     6
- ---Meetings 10
- ---Number, election, terms 9
- ---Outside directors  8
- ---Powers 8
- ---Quorum 11
- ---Setting price of stock  44
- ---Voting for  5
Dividends  57
Executive Committee 17
Indemnification 11
List of stockholders 3
Lost stock certificates 40

Meetings
- ---Annual meeting  2
- ---Board of Directors 10
- ---Special meeting of stockholders  3
Nominating Committee  6
Notice
- ---In general 58
- ---Board of Directors meetings  10
- ---Annual meeting 2
- ---Special meeting of stockholders 2
- ---Waiver 58
Offers to buy 47
Officers--See also specific offices
- ---Appointment and tenure 20, 21
- ---Absence or  disability  27
- ---Bonding  27
- ---Chairman  of the Board  20,  21
- ---Chief Executive  Officer  21,  23
- ---Chief  Financial  Officer  26
- ---Controller  26
- ---Delegation  of  powers  27
- ---President  20,  22
- ---President  pro  tem  25
- ---Secretary  20, 25
- ---Senior Vice President 23, 24
- ---Term 21
- ---Treasurer 20, 26
- ---Vacancy  21
- ---Vice  Chairman of the Board 20
- ---Vice  Presidents  20, 24
Outside  Directors 8
Optional  agreements  52
Payroll  deductions  45
President
- ---In general 22
- ---Absence or disability 23
President pro tem 25
Price of stock  44
Proxies 5
Quorum
- ---at  stockholders' meetings 4
- ---at Board of  Directors' meetings 11
Record Date 7
Reserves  57
Seal 1, 25
Secretary  20, 25
Senior Vice President 23, 24
Special meetings
- ---Of stockholders 3

Stock
- ---Amount 27
- ---Certificates
- -----In  general  33
- -----Lost  40
- ---Class A 28
- ---Class B 29
- ---Class C 31
- ---Dividends 57
- ---Exchange of A for B 30, 33
- ---Fractional shares 40
- ---Price
- -----Purchase of Class A 34, 37
- -----Purchase of Class B 38
- -----Set under SPTP 44
- ---Purchase by corporation 34
- ---Redemption of Class B stock 37
- ---Stock Purchase and Transfer Plan 41
- ---Transfer 33
Stock Purchase and Transfer Plan
- ---In general 41
- ---Availability of treasury or unissued stock  45
- ---Eligibility 41
- ---Offers to buy 47
- ---Payroll deductions 45
- ---Priorities  in purchase and sale of stock 43
- ---Sale of stock to  corporation 51
- ---Supplemental  bids 50
- ---Trustee  41
Stockholders
- ---Definition of 57
- ---Eligibility
- -----Class  A 28
- -----Class  B 29
- -----Class C 31
- ---List of 3
- ---Voting  rights 4
- ---Record date 7
Supplemental bids 50
Transfer on Death 32, 34
Treasurer 20, 26
Two percent nominations 6
Vacancy
- ---Board 10
- ---Officer 21
Vice chairman of the Board 20
Vice presidents 20, 24
Voting
- ----Manner of 5

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

Institute of Management
  and Administration, Inc.       New York     100% owned by Registrant


     (a) Tax Management Inc. owns 100% of TM Holding Company Inc., a Delaware corporation.

                                                                    EXHIBIT 28.2


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 11-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                       OR

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

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

     THE BNA DEFERRED STOCK PURCHASE PLAN

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

     The Bureau of National Affairs, Inc.
     1231 25th Street, N. W.
     Washington, D. C. 20037

     Index to form 11-K:

     Financial Statements -
     Report of Independent Auditors                          161
     Statements of Net Assets Available for Benefits         162
          December 31, 1998 and 1997
     Statements of Changes in Net Assets Available           163
          for Benefits - Years Ended December 31, 1998,
          1997, and 1996
     Notes to Financial Statements - December 31,            164
          1998, 1997, and 1996
     Financial Statement Schedules                           167

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Deferred Stock Purchase Plan Administrative Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

THE BNA DEFERRED STOCK PURCHASE PLAN

Date March 18, 1999
-------------

By s\G. Christopher Cosby
--------------
G. Christopher Cosby
Chairman of the Administrative Committee

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                              Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Administrative Committee of
The BNA Deferred Stock Purchase Plan:

We have audited the accompanying statements of net assets available for benefits of The BNA Deferred Stock Purchase Plan (the Plan) as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1998 and 1997, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


                                                   s\ KPMG LLP
                                                   -----------
                                                   KPMG LLP


February 1, 1999

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           DECEMBER 31, 1998 AND 1997


                                                        1998             1997
                                                    -----------      -----------
Investments, at fair value (Note 2)
   (Cost of $ 30,451,554 in 1998 and
   $26,776,601 in 1997) ......................      $50,851,964      $42,231,999
Cash and cash equivalents ....................          427,292          310,679
Accrued Interest .............................            1,234            --
                                                    -----------      -----------



    Net assets available for benefits ........      $51,279,256      $42,543,912
                                                    ===========      ===========







                 See accompanying notes to financial statements.

                      THE BNA DEFERRED STOCK PURCHASE PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                              1998          1997         1996
                                         -----------   -----------   -----------
Additions to net assets attributed to:
Investment income
  Dividends (Note 1) .................   $ 1,731,842   $ 1,515,099   $ 1,300,662
  Interest ...........................        15,957        13,057         6,809
  Unrealized appreciation of
    investments (Note 2) .............     6,116,389     3,782,258     2,922,045
                                         -----------   -----------   -----------
                                           7,864,188     5,310,414     4,229,516

Contributions by participants
   (Note 1) ..........................     4,100,333     3,939,638     3,645,888
                                         -----------   -----------   -----------

 Total additions .....................    11,964,521     9,250,052     7,875,404
                                         -----------   -----------   -----------

Deductions from net assets
attributed to:
Distributions to participants
 (Note 1) ............................     3,228,940     2,793,141     2,911,627
Administrative costs (Note 3) ........           237           226           357
                                         -----------   -----------   -----------

 Total deductions ....................     3,229,177     2,793,367     2,911,984
                                         -----------   -----------   -----------

   Net increase ......................     8,735,344     6,456,685     4,963,420

Net assets available for benefits:
   Beginning of year .................    42,543,912    36,087,227    31,123,807
                                         -----------   -----------   -----------

   End of year .......................   $51,279,256   $42,543,912   $36,087,227
                                         ===========   ===========   ===========




                 See accompanying notes to financial statements.

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



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

The Trust maintains separate accounts for each participant in the Plan. These accounts are credited with the participants' salary reduction contributions and dividend income. These cash balances are used to purchase shares of Company Class A Common Stock, which are credited to the accounts of the individual participants. Share and cash balances in the participants' accounts are fully vested. Distributions of participants' equity can be made in the event of retirement, death, qualifying hardships, or other severance of service. If upon terminating employment, a participant's account value exceeds $5,000, the participant may opt to delay distribution until reaching age 59 1/2.

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


                                                                     (Continued)

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                        NOTES TO THE FINANCIAL STATEMENTS


(2)      INVESTMENTS

At December 31, 1998, the Trust held 1,370,268 shares of the Company's Class A Common Stock and 125,378 shares of the Company's Class B Common Stock, each valued at $34.00 per share, for 1,282 plan participants. At December 31, 1997, the Trust held 1,328,349 shares of the Company's Class A Common Stock and 91,214 shares of the Company's Class B Common Stock, each valued at $29.75 per share, for 1,252 plan participants.

The fair value of the stock is set by the Company's Board of Directors semiannually for the Stock Purchase and Transfer Plan (SPTP). The Plan values its investments in the Company's stock at the then most current price fixed for the SPTP market.

The following information summarizes the Plan's investment and distribution transactions during 1997 and 1998 involving the Company's Common Stock.

                                                        Number          Fair
                                                      of Shares         Value
                                                     ----------    -------------

Balance, January 1, 1997 .......................    $ 1,327,524    $ 35,843,148

Acquired .......................................        185,961       5,313,443

Distributed to participants ....................        (93,922)     (2,706,850)

Appreciation during the year in the market value
of shares of Company stock held at year end ....                      3,782,258
                                                   ------------    -------------

Balance, December 31, 1997 .....................      1,419,563      42,231,999
                                                   ------------    ------------

Acquired .......................................        174,405       5,660,110

Distributed to participants ....................        (98,322)     (3,156,534)

Appreciation during the year in the market value
of shares of Company stock held at year end ....                      6,116,389

                                                   ------------    ------------

Balance, December 31, 1998 .....................      1,495,646    $ 50,851,964
                                                   ============    ============


The Company's Board of Directors have fixed the fair value of the stock at $37.00 per share, effective March 29, 1999.

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

(5)       SUBSEQUENT EVENT

Effective January 1, 1999, the Plan was renamed to "The BNA 401(k) Plan", and was amended and restated to include a number of new investment options. The Plan will now permit investment in selected mutual funds and a money market fund in addition to Company stock. A separate trust will be established for these new mutual fund investments. Other changes include provisions for loans and for rollovers, and employees will become eligible to participate after 30 days of service. The Plan Sponsor will pay the additional trustee and record keeping fees associated with these changes, except for fees charged for loans.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      THE BNA DEFERRED STOCK PURCHASE PLAN

           Line 27a -- Schedule of Assets Held for Investment Purposes
                                December 31, 1998



                                                                       Fair
 Identity of Issue    Description of Investment          Cost          Value
-------------------   -------------------------      ------------   ------------
*Bureau of National
  Affairs, Inc.       1,495,646 Sh Common Stock      $ 30,451,554   $ 50,851,964


*Party-in-Interest to the Plan

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      THE BNA DEFERRED STOCK PURCHASE PLAN

                Line 27d -- Schedule of Reportable Transactions
                        For Year Ended December 31, 1998


                                                            Current
                                                             Value
 Identity                                                 Of Asset on
 Of Party    Description   Price     Selling    Cost of   Transaction
 Involved     of Asset    Purchase    Price      Asset       Date      Net Gain
----------- ------------ ---------- ---------- ---------- ----------- ----------

 Bureau of    174,405    $5,660,110    ---     $5,660,110 $5,660,110    ---
 National      Shares
 Affairs,   Common Stock
   Inc.

 Bureau of     98,322        ---    $3,156,534 $1,985,157 $3,156,534  $1,171,377
 National      Shares
 Affairs,   Common Stock
   Inc.







Note: The items listed above represent transactions or a series of transactions which are in excess of 5% of the market value of Plan assets at January 1, 1998, ($2,127,196) and are reportable under Section 2520.103.6 of Chapter XXV of the Department of Labor Employee Retirement Income Security Act annual reporting requirements.

/TEXT>