Form 10-K405/A
period 1998-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 1999-04-09
CIK 15393

FORM 10-K/A.--- ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Great progress also was made on BNA's multi-year effort to implement a single publishing system to create all of BNA's diverse product line. That system, PS2000, is now used by four out of every five of BNA's reporters and editors. All notification and newsletter publications of the parent company, as well as most reference publications, are published from PS2000. The implementation of PS2000 means that BNA's most vital commodity, its information, is now stored and uniformly coded, ready to be delivered to subscribers by any means desired. The system provides the flexibility needed to respond to marketplace demands for multiple product types.

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

The Company has initiated communications with its key suppliers, including financial institutions and other data interface sources, to assess the potential impact on the Company's operations if those third parties fail to become Y2K compliant in a timely manner. Risk assessments, action steps and contingency plans related to significant third party relationships are in process and are expected to be completed by late 1999.

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

                                                                     (Continued)

The Company's readiness projects also include the development of contingency plans to protect its business and operations from Y2K-related interruptions. These plans are in process and should be complete by September 1999 and, by way of examples, may include back-up procedures, identification of alternate supp-liers, where practical, and increases in inventory levels. Based upon the Comp-any's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that all of the Company's conting-ency plans will be sufficient to handle all problems or issues that may arise.

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

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (In thousands of dollars)


                                                                 Percent of
                                                              Operating Revenue
                                                            --------------------

                                1998      1997      1996     1998   1997   1996
                             --------- --------- ---------  ------ ------ ------

OPERATING REVENUES (Notes
   1 and 3)                  $ 268,829 $ 244,061 $ 232,632  100.0% 100.0% 100.0%
                             --------- --------- ---------  ------ ------ ------

OPERATING EXPENSES (Notes
   1,3,4,7,9 and 11):
 Editorial, production,
  and distribution             143,989   134,179   131,295   53.5   55.0   56.4
 Selling                        59,626    51,362    50,828   22.2   21.0   21.9
 General and administrative     42,646    36,371    34,681   15.9   14.9   14.9
 Profit sharing                  1,968     2,087     1,270    0.7    0.9    0.5
                             --------- --------- ---------  ------ ------ ------

                               248,229   223,999   218,074   92.3   91.8   93.7
                             --------- --------- ---------  ------ ------ ------

OPERATING PROFIT                20,600    20,062    14,558    7.7    8.2    6.3
                             --------- --------- ---------  ------ ------ ------

NON-OPERATING INCOME:
 Investment income (Note 5)      9,077     8,016     7,012    3.4    3.2    3.0
 Interest expense (Note 10)       (899)      (59)      (23)  (0.3)   0.0    0.0
 Other income(expense)
  (Note 6)                        (432)      427        82   (0.2)   0.2    0.0
                             --------- --------- ---------  ------ ------ ------

TOTAL NON-OPERATING INCOME       7,746     8,384     7,071    2.9    3.4    3.0
                             --------- --------- ---------  ------ ------ ------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                  28,346    28,446    21,629   10.6   11.6    9.3

PROVISION FOR INCOME TAXES
  (Note 8)                       8,753     8,885     7,041    3.3    3.6    3.0
                             --------- --------- ---------  ------ ------ ------

NET INCOME                   $  19,593 $  19,561 $  14,588  % 7.3  % 8.0  % 6.3
                             ========= ========= =========  ====== ====== ======

EARNINGS PER SHARE (Note 12) $    2.34 $    2.24 $    1.65
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

Operating segment information is presented below:

                                   Professional
Year Ended December 31, 1998        Publishing  Printing   All Other    Total
----------------------------         --------   --------   ---------   --------
Revenues from external customers ..  $247,709   $ 16,523   $  4,597    $268,829
Intersegment revenues .............       ---     15,073        ---      15,073
Investment income .................     9,468         45        ---       9,513
Interest expense ..................       899        419         17       1,335
Depreciation and amortization .....     9,107      1,053        373      10,533
Operating profit (loss) ...........    18,845      1,894       (139)     20,600
Income tax expense (benefit) ......     8,245        559        (51)      8,753
Net income (loss) .................    18,840        864       (111)     19,593
Assets ............................   311,268     17,617      2,704     331,589
Expenditures for segment assets ...    28,237        439        563      29,239

Year Ended December 31, 1997
----------------------------
Revenues from external customers ... $225,561   $ 13,226   $  5,274    $244,061
Intersegment revenues ..............      ---     16,052        ---      16,052
Investment income ..................    8,427         28        ---       8,455
Interest expense ...................       59        408         31         498
Depreciation & amortization ........    7,339        882        577       8,798
Operating profit ...................   18,844      1,074        144      20,062
Income tax expense .................    8,595        284          6       8,885
Net income ...... ..................   19,044        410        107      19,561
Assets .............................  288,106     18,230      2,741     309,077
Expenditures for segment assets ....    4,614      2,926        160       7,700

Year Ended December 31, 1996
----------------------------
Revenues from external customers ... $217,166   $ 10,680   $  4,786    $232,632
Intersegment revenues ..............      ---     15,585        ---      15,585
Investment income ..................    7,335         33        ---       7,368
Interest expense ...................       13        291         75         379
Depreciation & amortization ........    7,480        872        535       8,887
Operating profit (loss).............   13,036      1,882       (360)     14,558
Income tax expense (benefit) .......    6,482        709       (150)      7,041
Net income (loss)...................   13,958        915       (285)     14,588
Assets .............................  287,288     15,865      2,896     306,049
Expenditures for segment assets ....    3,669        526        310       4,505

                                                                    (Continued)

Reconciliation of item differing from consolidated totals are shown below:

                                                   1998       1997      1996
                                                 --------   --------   --------
Total investment income for reportable segments  $  9,513   $  8,455   $  7,368
Elimination of intersegment investment income        (436)      (439)      (356)
                                                 --------   --------   --------
  Total consolidated investment income           $  9,077   $  8,016   $  7,012
                                                 ========   ========   ========

Total interest expense for reportable segments   $  1,335   $    498   $    379
Elimination of intersegment interest expense         (436)      (439)      (356)
                                                 --------   --------   --------
  Total consolidated interest expense            $    899   $     59   $     23
                                                 ========   ========   ========

Total assets for reportable segment              $331,589   $309,077   $306,049
Elimination of intersegment assets                 (7,140)    (8,177)    (6,738)
                                                 --------   --------   --------
  Consolidated total                             $324,449   $300,900   $299,311
                                                 ========   ========   ========




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

 3.1            Certificate of Incorporation, as amended                **

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

28.1            Proxy Statement for the Annual Meeting of
                Stockholders to be held on April 17, 1999                *

28.2            Annual Report on Form 11-K related to the
                Company's Deferred Stock Purchase Plan for
                the fiscal year ended December 31, 1998.               158


          * The Definitive Proxy Statement is expected to be filed with the SEC within 120 days of December 31,1998.

          ** Incorporated by reference to the Company's 1993 Form 10K, commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

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

THE BNA DEFERRED STOCK PURCHASE PLAN

Date March 18, 1999
-------------------

By s\G. Christopher Cosby
-------------------------
G. Christopher Cosby
Chairman of the Administrative Committee

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


                                                   s\ KPMG LLP
                                                   -----------
                                                   KPMG LLP


February 1, 1999

                      THE BNA DEFERRED STOCK PURCHASE PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           DECEMBER 31, 1998 AND 1997


                                                        1998             1997
                                                    -----------      -----------
Investments, at fair value (Note 2)
   (Cost of $ 30,451,554 in 1998 and
   $26,776,601 in 1997) ......................      $50,851,964      $42,231,999
Cash and cash equivalents ....................          427,292          310,679
Accrued Interest .............................              ---            1,234
                                                    -----------      -----------



    Net assets available for benefits ........      $51,279,256      $42,543,912
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