Form 10-Q
period 1999-03-27
BUREAU OF NATIONAL AFFAIRS INC
filed 1999-05-10
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 27, 1999
                     -----------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period                       to
                         -----------------------  ------------------------------

Commission File Number:             2-28286
                       -------------       -------------------------------------

The Bureau of National Affairs, Inc.
--------------------------------------------------------------------------------
Exact name of registrant as specified in its charter

Delaware                               53-0040540
-------------------------------        -----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification Number)

1231 25th St., N.W. Washington, D.C.              20037
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

(202)452-4200
----------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 1999 was 3,507,919 Class A common shares, 4,420,334 Class B common shares, and 298,759 Class Common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 27, 1999 and MARCH 28, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       12 Weeks Ended
                                              ----------------------------------
                                              March 27, 1999      March 28, 1998
                                              --------------      --------------

OPERATING REVENUES                            $      61,202       $      58,469
                                              --------------      --------------

OPERATING EXPENSES:
   Editorial, production, and distribution           33,930              32,663
   Selling                                           13,571              13,309
   General and administrative                         9,536               8,488
   Profit sharing                                       402                 334
                                              --------------      --------------
                                                     57,439              54,794
                                              --------------      --------------
      OPERATING PROFIT                                3,763               3,675
                                              --------------      --------------

NON-OPERATING INCOME:
   Investment Income                                  1,805               1,948
   Interest Expense                                    (198)               (209)
   Other Expense                                         (1)                 --
                                              --------------      --------------

TOTAL NON-OPERATING INCOME                            1,606               1,739
                                              --------------      --------------

INCOME BEFORE PROVISION FOR INCOME TAXES              5,369               5,414
PROVISION FOR INCOME TAXES                            1,716               1,821
                                              --------------      --------------

NET INCOME                                            3,653               3,593

OTHER COMPREHENSIVE EXPENSE                            (697)               (319)
                                              --------------      --------------

COMPREHENSIVE INCOME                          $       2,956       $       3,274
                                              ==============      ==============


EARNINGS PER SHARE                            $         .44       $         .42
                                              ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING               8,221,504           8,464,592
                                              ==============      ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 27, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                 March 27,          December 31,
                ASSETS                             1999                 1998
--------------------------------------        ------------          ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $    33,295           $    15,259
   Short-term investments, at fair value           19,786                25,715
   Receivables (net of allowance for
    doubtful accounts of $1,560 in 1999
    and $1,714 in 1998)                            33,687                43,934
   Inventories, at lower of average
    cost or market                                  4,995                 4,999
   Prepaid expenses                                 4,743                 3,447
   Deferred selling expenses                       21,386                21,586
                                              ------------          ------------

        Total current assets                      117,892               114,940
                                              ------------          ------------

MARKETABLE SECURITIES                             108,021               104,838
                                              ------------          ------------

PROPERTY AND EQUIPMENT - at cost:
   Land                                             4,250                 4,250
   Building and improvements                       49,370                49,367
   Furniture, fixtures and equipment               61,655                61,285
                                              ------------          ------------
                                                  115,275               114,902
       Less-Accumulated depreciation               71,984                70,111
                                              ------------          ------------

            Net property and equipment             43,291                44,791
                                              ------------          ------------

DEFERRED INCOME TAXES                              26,249                25,019
                                              ------------          ------------

GOODWILL                                           28,496                28,702
                                              ------------          ------------

OTHER ASSETS                                        6,509                 6,159
                                              ------------          ------------

    Total assets                              $   330,458           $   324,449
                                              ============          ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 27, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                March 27,           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1999                  1998
------------------------------------          ------------          ------------

CURRENT LIABILITIES:
   Accounts payable                           $    24,206           $    18,300
   Employee compensation and
    benefits payable                               14,379                15,079
   Income taxes payable                             3,030                   522
   Deferred income taxes                            1,512                 1,577
   Deferred subscription revenue                  127,000               127,592
                                              ------------          ------------

       Total current liabilities                  170,127               163,070

LONG TERM DEBT                                     14,000                14,000

POSTRETIREMENT BENEFITS, less current portion      70,831                69,230

OTHER LIABILITIES                                   3,906                 4,128
                                              ------------          ------------

       Total liabilities                          258,864               250,428
                                              ------------          ------------

STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
       shares; issued 6,478,864 shares              6,479                 6,479
      Class B - Nonvoting; authorized 5,300,000
       shares; issued 4,926,973 shares              4,927                 4,927
      Class C - Nonvoting; authorized 1,000,000
       shares; issued 506,336 shares                  506                   506
      Additional paid-in capital                   40,519                39,782
      Retained earnings                            68,040                69,734
      Treasury stock at cost - 3,685,161 shares
       in 1999 and 3,684,109 in 1998              (51,191)              (50,418)
      Elements of comprehensive income:
       Net unrealized gain on
        marketable securities                       2,393                 3,081
       Foreign currency translation adjustment        (79)                  (70)
                                               -----------          ------------

   Total stockholders' equity                      71,594                74,021
                                               -----------          ------------

   Total liabilities and stockholders' equity  $  330,458           $   324,449
                                               ===========          ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 27, 1999 and MARCH 28, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       12 Weeks Ended
                                              ----------------------------------
                                              March 27, 1999      March 28, 1998
                                              --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $       3,653       $       3,593
  Items with different cash requirements
   than reflected in net income--
      Depreciation and amortization                   2,537               2,409
      (Gain) on sales of securities                     (97)               (252)
      Loss on disposals of assets                         1                 (11)
      Others                                           (146)               (127)
  Changes in operating assets and liabilities--
      Receivables                                    10,401               7,444
      Deferred subscription revenue                    (592)              1,723
      Payables and accrued liabilities               (1,875)             (1,165)
      Postretirement benefits                         1,612               1,384
      Deferred income taxes                            (920)               (787)
      Deferred selling expenses                         200                 895
      Inventories                                         4                (123)
      Other assets and liabilities--net                  72                 143
                                              --------------      --------------

Net cash provided from operating activities          14,850              15,126
                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
      Acquisition of a business
       (net of $750 cash acquired)                       --             (17,648)
      Purchase of equipment and furnishings            (572)               (555)
      Building improvements                              (3)                (56)
      Proceeds from sales of publishing assets           --                  11
                                              --------------      --------------

Net cash used for capital expenditures                 (575)            (18,248)
                                              --------------      --------------

Securities investments
      Proceeds from sales and maturities             13,400              12,448
      Purchases                                      (9,603)            (12,717)
                                              --------------      --------------

Net cash provided from (used for)
 securities investments                               3,797                (269)
                                              --------------      --------------

Net cash provided from (used for)
 investing activities                                 3,222             (18,517)
                                              --------------      --------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 27, 1999 and MARCH 28, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                        12 Weeks Ended
                                              ----------------------------------
                                              March 27, 1999      March 28, 1998
                                              --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings                              $          --       $      15,000
      Sale of capital stock to employees              1,043                 981
      Purchases of treasury stock                    (1,079)             (3,756)
                                              --------------      --------------

Net cash provided from (used for)
 financing activities                                   (36)             12,225
                                              --------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             18,036              8,834

CASH AND CASH EQUIVALENTS, beginning of period        15,259             19,421
                                              ---------------     --------------

CASH AND CASH EQUIVALENTS, end of period      $       33,295      $      28,255
                                              ===============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
      Interest paid                           $          203      $           9
      Income taxes paid                                  131                923

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 1999
                                   (UNAUDITED)

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

     Notes contained in the 1998 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1998 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories

         Inventories consisted of the following (in thousands):

                                                  March 27,         December 31,
                                                    1999                1998
                                                ------------        ------------

         Materials and supplies                 $     3,261         $     3,251
         Work in process                                509                 460
         Finished goods                               1,225               1,288
                                                ------------        ------------
                                                $     4,995         $     4,999
                                                ============        ============

NOTE 3:  Stockholders' Equity

     Treasury stock as of March 27, 1999 and December 31, 1998, respectively, consisted of: Class A, 2,970,945 and 2,969,656 shares; Class B, 506,639 and 507,376 shares; and Class C, 207,577 and 207,077 shares.

NOTE 4:  Segment Information

                                                       12 Weeks Ended
                                              ----------------------------------
                                                 3/27/99              3/28/98
                                              ------------          ------------
Revenues from External Customers:
     Professional Publishing                  $    56,596           $    54,012
     Printing                                       3,774                 3,428
     All Other                                        832                 1,029
                                              ------------          ------------

          Total                               $    61,202           $    58,469
                                              ============          ============

Intersegment Printing Revenues                $     3,525           $     3,819
                                              ============          ============

                                                        12 Weeks Ended
                                              ----------------------------------
                                                 3/27/99               3/28/98
                                              ------------          ------------
Operating Profit:
     Professional Publishing                  $     3,528           $     2,991
     Printing                                         363                   752
     All Other                                       (128)                  (68)
                                              ------------          ------------

          Total                               $     3,763           $     3,675
                                              ============          ============

                                     PART I

Item 2.       Management's Discussion and Analysis of Results of
                  Operations and Financial Position

     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 1998 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 1998 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

RESULTS OF OPERATIONS

Twelve weeks 1999 compared to twelve weeks 1998

     BNA's financial performance continued to improve in 1999's first quarter. Revenues, operating profit, net income, and earnings per share all registered modest growth compared to 1998's first quarter results.

     Consolidated revenues of $61.2 million were up 4.7 percent over the prior year, reflecting increases in both of BNA's major operating segments. Operating expenses increased 4.8 percent. The operating profit rose 2.4 percent to $3.8 million due to improved results by the Professional Publishing operating segment. Net income was $3.7 million for the first quarter, a modest 1.7 percent increase over 1998. However, earnings per share of $.44 were up 4.8 percent, reflecting higher net income and fewer outstanding shares.

     Professional Publishing revenues rose 4.8 percent over the prior year's quarter. IOMA grew its revenues over 20 percent due to aggressive product development. Tax Management revenues rose nearly 10 percent as a result of strong new subscription and Software sales. Parent revenues were up just 1.2 percent due to lower than anticipated new subscription sales, and lower Books sales this year compared to last year's strong first quarter. Publishing operating expenses were up 4.0 percent, mainly due to higher salaries and benefits, royalties, and outside services. Operating expenses also continue to reflect expenditures for Y2K remediation projects. Operating profit for the Publishing segment increased 18 percent for the first quarter.

     Printing segment total revenues were up 0.7 percent over 1998, reflecting a
10.1 percent increase in revenues from external customers, but a 7.7 percent decline in intersegment revenues. Sales to external customers have increased due to increased business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses were up 6.8 percent due to higher selling expenses and higher operating expenses related to increased printing capacity. Operating profit declined to $363,000 compared to $752,000 achieved in last year's strong first quarter.

     Non-operating income was $133,000 lower in 1999 due to lower gains on sales of securities. Comprehensive income, which combines net income with changes in unrealized gains and losses on investment securities, was lower due to less unrealized holding gains.


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

     The Company has inventoried and assessed all major categories of information technology systems (i.e. electronic products and publishing and business systems) and non-information technology systems (i.e., equipment with embedded microprocessors such as elevators, phones and copiers) in use by the Company. With respect to its information technology systems, the Company has been replacing its business and publishing systems for the last several years. The various business systems are either in the process of being renovated (replaced or remediated through code changes) or have completed renovation and are in the Y2K validation-testing phase. Most of the publishing systems have been renovated and are in the validation phase. In addition, the Company has many products that are delivered in an electronic format, such as CD-ROM, diskette, e-mail, or via the Web, representing over one-third of consolidated revenues. The Company believes that its products, and the third-party software used to create, use, and/or deliver those products, are Y2K ready, and is currently devising plans to validate each product. With respect to its non-information technology systems, the Company is in the validation-testing phase. Validation of all areas as to the integrity of the Company's Y2K readiness is expected to be completed by late 1999. The Company expects to have all products and all internal mission-critical information technology and non-information technology systems Y2K ready by late 1999.

     The Company has had discussions with its key suppliers, including financial institutions and other data interface sources, to assess the potential impact on the Company's operations if those third parties fail to become Y2K compliant in a timely manner. Risk assessments, action steps and contingency plans related to significant third party relationships are in process and are to be completed by late 1999.

     Based on updated estimates, the cost in 1999 to replace business systems with Y2K ready systems, and for testing to ensure that the publishing systems and products are also ready, is expected to be $2.4 million. Of this amount, an estimated $1.5 million for software will be capitalized. The cost to remediate other business systems is expected to be $3.3 million.

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

FINANCIAL POSITION

     Cash provided from operating activities was $14.9 million in the first twelve weeks of 1999, compared to $15.1 million for the first twelve weeks of 1998. Customer receipts increased 6.7 percent and operating expenditures increased 9.2 percent from 1998. Cash provided from investing activities netted to $3.2 million, reflecting $0.6 million in capital expenditures and a $3.8 million transfer of investments to cash equivalents. During the quarter, repurchases of capital stock essentially equaled sales of Class A stock to employees.

     With over $161 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.

                                     PART II

Item 1   Legal Proceedings

         There were no material legal proceedings during the first twelve weeks of 1999.

Item 2   Change in Securities

         There were no changes in securities.

Item 3   Defaults upon Senior Securities

         There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Securities Holders

         The annual meeting for stockholders' was held April 17, 1999. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

         Results of the election of directors are included in the attached letter to stockholders dated April 19, 1999.

Item 5   Other Information

         No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended March 27, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                The Bureau of National Affairs, Inc.
                                ------------------------------------
                                Registrant




May 10, 1999                    s\ Paul N. Wojcik
----------------                -------------------------------------
Date                            Paul N. Wojcik
                                President and Chief Executive Officer




May 10, 1999                    s\ George J. Korphage
----------------                ------------------------------------------
Date                            George J. Korphage
                                Vice President and Chief Financial Officer

THE BUREAU OF NATIONAL AFFAIRS, INC.
CYNTHIA J. BOLBACH                                                  202-452-4580
CORPORATE SECRETARY                                             Fax:202-452-4226
                                                         E-mail:cbolbach@bna.com


April 19, 1999


Dear BNA Stockholder:

     At the annual meeting of stockholders held April 17, 1999, the following individuals were elected as members of the Corporation's Board of Directors for the ensuing year: William A. Beltz, Richard H. Cornfield, Sandra C. Degler, Kathleen D. Gill, Jack Jenc, Eileen Z. Joseph, George J. Korphage, Gregory C. McCaffery, Frederick A. Schenck, Pat Swords, Daniel W. Toohey, Loene Trubkin, Robert L. Velte, Paul N. Wojcik, and Dean M. Zadak. The "surviving spouse" proposal submitted by the Board of Directors was adopted, and the proposal submitted by shareholders regarding Newspaper Guild representation on the Board of Directors was defeated.

     The following table provides pertinent statistical data on the election for directors and on the voting on the proposals. As of the record date of March 27, 1999, there were 3,507,919 shares outstanding. The total number of shares voted was 2,927,118.

                              ELECTION OF DIRECTORS

                             Stockholder Candidates
                             ----------------------

Name                                                          Shares Voted For
--------------------                                          ------------------
Paul N. Wojcik                                                    1,924,831
George J. Korphage                                                1,917,790
William A. Beltz                                                  1,752,140
Sandra C. Degler                                                  1,700,504
Gregory C. McCaffery                                              1,629,042
Pat Swords                                                        1,393,365
Richard H. Cornfield                                              1,384,189
Eileen Z. Joseph                                                  1,269,005
Jack Jenc                                                         1,263,819
Robert L. Velte                                                   1,218,316
Dean M. Zadak                                                     1,164,121
Kathleen D. Gill                                                  1,157,693
David P. McFarland                                                1,110,190
Eunice L. Bumgardner                                              1,101,676
Jacqueline M. Blanchard                                           1,040,912
G. Christopher Cosby                                                912,856


                            Nonstockholder Candidates
                            -------------------------

Loene Trubkin                                                     1,407,137
Daniel W. Toohey                                                  1,249,291
Frederick A. Schenck                                              1,237,832

                                    PROPOSALS
                                    ---------

Proposal A: Board of Directors Proposal on the "Surviving Spouse" Policy

Shares Voted For                                                  2,209,300
Shares Voted Against                                                595,395
Shares Abstaining                                                   114,953

Proposal B: Shareholder Proposal Concerning Newspaper Guild Representation on the Board of Directors

Shares Voted For                                                    681,030
Shares Voted Against                                              2,164,924
Shares Abstaining                                                    78,229


     As is his custom at each annual meeting of stockholders, Mr. William A. Beltz, Chairman of the Board, reported on acquisition inquiries from other corporations. He reported that one inquiry had been received during 1998, from Berkery, Noyes & Co., an investment broker. That inquiry was referred to the full Board of Directors, and the Board instructed him to respond that the company is employee-owned and is not for sale.

     Mr. Beltz also announced the recipient of the 1999 David Lawrence  Memorial
Scholarship: Eva Macaulay Umoh, daughter of Macaulay Umoh, who works in the Internal Composition Section of the Production Department.

     At the meeting of the Board of Directors held immediately after the stockholders' meeting, the following officers were elected: William A. Beltz, Chairman of the Board; Sandra C. Degler, Vice Chairman of the Board; Paul N. Wojcik, President and Chief Executive Officer; Jacqueline M. Blanchard, Vice President for Human Resources; Eunice L. Bumgardner, Vice President and General Counsel; Kathleen D. Gill, Vice President and Editor in Chief; Daniel C. Horsey, Vice President and Chief Technology Officer; George J. Korphage, Vice President for Accounting & Finance and Chief Financial Officer; Pat Swords, Vice President for Sales and Marketing; Robert L. Velte, Vice President for Strategic Development; Cynthia J. Bolbach, Corporate Secretary; Gilbert S. Lavine, Treasurer; and Paul A. Blakely, Assistant Treasurer.

     The following persons were elected to serve on the Board's standing committees for the ensuing term:

          Audit Committee: Daniel W. Toohey, chair; Frederick A. Schenck and Loene Trubkin.

          Budget Committee: George J. Korphage, chair; William A. Beltz, Richard
          H. Cornfield, Sandra C. Degler, and Robert L. Velte.

          Corporate Investment Committee: George J. Korphage, chair; William A. Beltz, Sandra C. Degler, and Paul N. Wojcik.

          Executive Compensation Committee:  Frederick A. Schenck, chair; Daniel
          W. Toohey and Loene Trubkin.

          Executive Committee: William A. Beltz, chair; Sandra C. Degler, Kathleen D. Gill, George J. Korphage, and Paul N. Wojcik.

          Retirement Trust Investment Committee: George J. Korphage, chair; William A. Beltz, Sandra C. Degler, and Paul N. Wojcik.

          Retirement Plan Administrative Committee: Diane L. Harris, chair; Paul
          A. Blakely, G. Christopher Cosby, Anthony A. Harris, Kenneth May, and David A. Sayre.

          Stock Fund Trust Administrative Committee: G. Christopher Cosby, chair; Gilbert S. Lavine, Paul A. Blakely, and LaVonya D. Echols.

          VEBA Administrative Committee: Paul A. Blakely, chair; G. Christopher Cosby and Kathleen Muller.

          VEBA Investment Committee: George J. Korphage, chair; William A. Beltz, Sandra C. Degler, and Paul N. Wojcik.

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

     Finally, any stockholder proposal intended to be presented at the 2000 annual meeting, and to be included in BNA's proxy statement relating to that meeting, must be received by me on or before November 29, 1999.

                                                       Cordially,
                                                       s\ Cynthia J. Bolbach
                                                       ---------------------
                                                       Cynthia J. Bolbach