Form 10-Q
period 1999-06-19
BUREAU OF NATIONAL AFFAIRS INC
filed 1999-08-03
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 19,1999
                     -----------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period                    to
                         --------------------  ---------------------------------

Commission File Number:        2-28286
                       ---------------------------------------------------------

The Bureau of National Affairs, Inc.
--------------------------------------------------------------------------------
Exact name of registrant as specified in its charter

Delaware                           53-0040540
--------------------------------   ---------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)     Identification Number)

1231 25th St., N.W.  Washington,  D.C.          20037
--------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

(202) 452-4200
----------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of June 19, 1999 was 3,500,581 Class A common shares, 4,357,210 Class B common shares, and 296,361 Class C Common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 24-WEEKS ENDED JUNE 19, 1999 and JUNE 20, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       24 Weeks Ended
                                              ---------------------------------
                                               June 19, 1999     June 20, 1998
                                              ---------------   ---------------

OPERATING REVENUES                             $     123,903     $     119,209
                                              ---------------   ---------------

OPERATING EXPENSES:
   Editorial, production and distribution             68,838            65,486
   Selling                                            27,992            27,127
   General and administrative                         19,315            17,908
   Profit sharing                                        746               697
                                              ---------------   ---------------
                                                     116,891           111,218
                                              ---------------   ---------------
OPERATING PROFIT                                       7,012             7,991
                                              ---------------   ---------------

NON-OPERATING INCOME (EXPENSE):
   Investment Income                                   4,094             4,129
   Interest Expense                                     (394)             (425)
   Other Income (Expense), Net                           653               (17)
                                              ---------------   ---------------

TOTAL NON-OPERATING INCOME                             4,353             3,687
                                              ---------------   ---------------

INCOME BEFORE INCOME TAXES                            11,365            11,678
PROVISION FOR INCOME TAXES                             3,604             3,723
                                              ---------------   ---------------

NET INCOME                                             7,761             7,955

OTHER COMPREHENSIVE INCOME (EXPENSE)                  (2,152)             (176)
                                              ---------------   ---------------

COMPREHENSIVE INCOME                          $        5,609     $       7,779
                                              ===============   ===============

EARNINGS PER SHARE                            $          .95     $         .94
                                              ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                8,196,114         8,446,519
                                              ===============   ===============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 12-WEEKS ENDED JUNE 19, 1999 and JUNE 20, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       12 Weeks Ended
                                              ---------------------------------
                                                June 19, 1999     June 20, 1998
                                              ---------------   ---------------

OPERATING REVENUES                            $      62,701     $      60,740
                                              ---------------   ---------------

OPERATING EXPENSES:
   Editorial, production and distribution            34,908            32,823
   Selling                                           14,421            13,818
   General and administrative                         9,779             9,420
   Profit sharing                                       344               363
                                              ---------------   ---------------
                                                     59,452            56,424
                                              ---------------   ---------------
Operating Profit                                      3,249             4,316
                                              ---------------   ---------------

NON-OPERATING INCOME (EXPENSE):
   Investment Income                                  2,289             2,181
   Interest Expense                                    (196)             (216)
   Other Income (Expense), Net                          654               (17)
                                              ---------------   ---------------

TOTAL NON-OPERATING INCOME                            2,747             1,948
                                              ---------------   ---------------

INCOME BEFORE INCOME TAXES                            5,996             6,264
PROVISION FOR INCOME TAXES                            1,888             1,902
                                              ---------------   ---------------

NET INCOME                                            4,108             4,362

OTHER COMPREHENSIVE INCOME (EXPENSE)                 (1,455)              143
                                              ---------------   ---------------

COMPREHENSIVE INCOME                          $       2,653     $       4,505
                                              ===============   ===============

EARNINGS PER SHARE                            $         .51     $         .52
                                              ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING               8,178,448         8,420,174
                                              ===============   ===============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 19, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                   June 19,        December 31,
                   ASSETS                            1999              1998
---------------------------------------         --------------    --------------

CURRENT ASSETS:
   Cash and cash equivalents                    $     31,669      $     15,259
   Short-term investments, at fair value               6,211            25,715
   Accounts receivable (net of
    allowance for doubtful accounts
    of $1,457 in 1999 and $1,714 in 1998)             33,103            43,934
   Inventories, at lower of average
    cost or market                                     4,848             4,999
   Prepaid expenses                                    4,611             3,447
   Deferred selling expenses                          21,058            21,586
                                                --------------    --------------

   Total current assets                              101,500           114,940
                                                --------------    --------------

MARKETABLE SECURITIES                                106,027           104,838
                                                --------------    --------------

PROPERTY AND EQUIPMENT - at cost:
   Land                                                4,250             4,250
   Building and improvements                          49,464            49,367
   Furniture, fixtures and equipment                  59,229            61,285
                                                --------------    --------------

                                                     112,943           114,902
   Less-Accumulated depreciation                      70,330            70,111
                                                --------------    --------------

   Net property and equipment                         42,613            44,791
                                                --------------    --------------

DEFERRED INCOME TAXES                                 27,697            25,019
                                                --------------    --------------

GOODWILL                                              28,289            28,702
                                                --------------    --------------

OTHER ASSETS                                          11,138             6,159
                                                --------------    --------------

   Total assets                                 $    317,264      $    324,449
                                                ==============    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 19, 1999 AN DECEMBER 31, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                   June 19,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1999              1998
---------------------------------------         --------------    --------------

CURRENT LIABILITIES:
   Accounts payable                             $      13,624     $      18,300
   Employee compensation and benefits
    payable                                            14,844            15,079
   Income taxes payable                                 1,512               522
   Deferred income taxes                                1,393             1,577
   Deferred subscription revenue                      124,111           127,592
                                                --------------    --------------

   Total current liabilities                          155,484           163,070

LONG TERM DEBT                                         14,000            14,000

POSTRETIREMENT BENEFITS, less current portion          72,055            69,230

OTHER LIABILITIES                                       4,174             4,128
                                                --------------    --------------

   Total liabilities                                  245,713           250,428
                                                --------------    --------------

STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 6,700,000
     shares; issued 6,478,864 shares                    6,479             6,479
    Class B - Nonvoting; authorized
     5,300,000 shares; issued 4,926,973 shares          4,927             4,927
    Class C - Nonvoting; authorized
     1,000,000 shares; issued 506,336 shares              506               506
    Additional paid-in capital                         41,682            39,782
    Retained earnings                                  72,148            69,734
    Treasury stock at cost - 3,758,021 shares
     in 1999 and 3,684,109 in 1998                    (55,050)          (50,418)
   Elements of comprehensive income:
    Net unrealized gain on marketable securities          933             3,081
    Foreign currency translation adjustment               (74)              (70)
                                                --------------    --------------

   Total stockholders' equity                          71,551            74,021
                                                --------------    --------------

   Total liabilities and stockholders' equity   $     317,264     $     324,449
                                                ==============    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 19, 1999 and JUNE 20, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                        24 Weeks Ended
                                               ---------------------------------
                                                June 19, 1999     June 20, 1998
                                               ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $       7,761     $       7,955
  Items with different cash requirements
   than reflected in net income--
      Depreciation and amortization                     4,705             4,664
      (Gain) on sales of securities                      (622)             (590)
      (Gain) on sales of assets                          (653)              (13)
      Others                                             (373)              177
  Changes in operating assets and liabilities--
      Receivables                                      11,082             6,490
      Deferred subscription revenue                    (3,499)           (2,590)
      Payables and accrued liabilities                 (3,904)           (3,867)
      Postretirement benefits                           2,848             3,082
      Deferred income taxes                            (1,704)           (1,983)
      Deferred selling expenses                           476             1,875
      Inventories                                         146                54
      Other assets and liabilities--net                  (992)               67
                                               ---------------   ---------------

Net cash provided from operating activities            15,271            15,321
                                               ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
     Acquistion of a business
      (net of $750 cash acquired)                         ---           (18,289)
     Capitalized software costs                        (3,610)              ---
     Purchase of publishing assets                     (2,235)              ---
     Purchase of equipment and furnishings               (937)             (945)
     Building improvements                                (97)             (143)
     Proceeds from sales of publishing assets             399                13
     Proceeds from sales of property                       78                 6
                                               ---------------   ---------------

Net cash (used for) capital expenditures               (6,402)          (19,358)
                                               ---------------   ---------------

Investment portfolio--
     Proceeds from sales and maturities                34,180            27,627
     Purchases                                        (18,560)          (31,760)
                                               ---------------   ---------------

Net cash provided from (used for)
 investment portfolio                                  15,620            (4,133)
                                               ---------------   ---------------

Net cash provided from (used for)
 investing activities                                   9,218           (23,491)
                                               ---------------   ---------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 19, 1999 and JUNE 20, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                          24 Weeks Ended
                                               ---------------------------------
                                                June 19, 1999     June 20, 1998
                                               ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings                               $         ---     $      15,000
      Repayments of borrowings                           ---            (1,000)
      Sale of capital stock to employees               2,648             2,700
      Purchase of treasury stock                      (5,380)           (5,016)
      Dividends paid                                  (5,347)           (5,093)
                                               ---------------   ---------------


Net cash (used for) provided from
 financing activities                                 (8,079)            6,591
                                               ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     16,410            (1,579)

CASH AND CASH EQUIVALENTS, beginning of period        15,259            19,421
                                               ---------------   ---------------

CASH AND CASH EQUIVALENTS, end of period       $      31,669     $      17,842
                                               ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
      Interest paid                            $         386     $         256
      Income taxes paid                                4,261             5,753

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 19, 1999
                                   (UNAUDITED)

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

NOTE 2:  Inventories

      Inventories consisted of the following (in thousands):

                                              June 19,          December 31,
                                                1999                1998
                                           --------------      -------------
      Materials and supplies               $     3,217         $    3,251
      Work in process                              385                460
      Finished goods                             1,246              1,288
                                           --------------      -------------

      Totals                               $     4,848         $    4,999
                                           ==============      =============

NOTE 3:   Stockholders' Equity

      Treasury stock as of June 19, 1999 and December 31, 1998, respectively, consisted of: Class A, 2,978,283 and 2,969,656 shares; Class B, 569,763 and 507,376 shares; and Class C, 209,975 and 207,077 shares.

NOTE 4:   Accounting Pronoucement

     During 1999, the company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the capitalization of certain costs related to computer software developed or obtained for internal use. Accordingly, the Company has capitalized $3.6 million of such costs through the second quarter of 1999.

NOTE 5:   Segment Information


                                     12 Weeks Ended          24 Weeks Ended
                                   6/19/99    6/20/98      6/19/99     6/20/98
                                  ---------------------   ---------------------
Revenues from External Customers:
     Professional Publishing      $ 56,849   $ 55,229     $113,445   $109,241
     Printing                        5,088      4,494        8,862      7,922
     All Other                         764      1,017        1,596      2,046
                                  ---------------------   ---------------------

     Total                        $ 62,701   $ 60,740     $123,903   $119,209
                                  =====================   =====================

Intersegment Printing
 Revenues                         $  3,594   $  3,530     $  7,119   $  7,349
                                  =====================   =====================
Operating Profit:
     Professional Publishing      $  2,592   $  3,552     $  6,120   $   6,543
     Printing                          827        900        1,190       1,652
     All Other                        (170)      (136)        (298)       (204)
                                  ---------------------   ---------------------

     Total                        $  3,249   $  4,316     $  7,012   $   7,991
                                  =====================   =====================


                                       PART I

Item 2.       Management's Discussion and Analysis of Results of
                  Operations and Financial Position
              --------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------
Twenty-four weeks 1999 compared to twenty-four weeks 1998
---------------------------------------------------------

      BNA's financial performance through the second quarter of 1999 yielded mixed results. Revenues, non-operating income, and earnings per share were up over last year's comparable figures. Higher expenses, however, resulted in lower operating profit and net income.

      Consolidated revenues of $123.9 million were up 3.9 percent over the prior year, reflecting growth in both of BNA's major operating segments. Operating expenses increased 5.1 percent, resulting in a 12.3 percent decline in operating profit. Net income was $7.8 million, a 2.4 percent decrease compared to 1998. However, per-share earnings were up slightly to $.95, reflecting fewer outstanding shares.

     Professional Publishing revenues rose 3.8 percent over the same period of 1998. IOMA revenues grew over 29 percent due to new products and an acquisition. Tax Management revenues rose nearly 9 percent as a result of strong new subscription and Software sales. Parent revenues were up just 0.5 percent due in part to lower Books sales this year compared to last year. Publishing operating expenses were up 4.5 percent, due in part to higher royalties related to new products, and higher employment and consulting expenses. Operating expenses continue to reflect substantial spending for Y2K remediation projects. In addition, IOMA has incurred significantly higher marketing expenses related to its new products. Operating profit for the Publishing segment decreased 6.5 percent.

     Printing segment total revenues were up 4.6 percent over 1998, reflecting an 11.9 percent increase in revenues from external customers, but a 3.1 percent decline in intersegment revenues. Sales to external customers have increased due to increased business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses were up 8.6 percent due to higher operating expenses related to increased volume. Operating profit declined to $1.2 million compared to $1.7 million achieved last year.

     Non-operating income was $666,000 higher in 1999 due a gain on a sale of a publication; investment income and interest expense were essentially unchanged compared to last year. Comprehensive income, which combines net income with changes in unrealized gains and losses on investment securities, was down $2 million. The decline in unrealized gains on investment securities was primarily due to higher interest rates, which inversely affected the value of fixed-income securities.

Twelve weeks ended June 19,1999 compared to twelve weeks ended June 20, 1998.
-----------------------------------------------------------------------------

      Consolidated  revenues grew 3.2 percent,  while operating expenses were up
5.4 percent. The revenue and expense factors mentioned above also affected second quarter comparisons. Operating profit was down 24.7 percent, net income declined 5.8 percent, and earnings per share was off 1.9 percent.

Year 2000 Readiness
-------------------

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

     The Company has inventoried and assessed all major categories of information technology systems (i.e. electronic products and publishing and business systems) and non-information technology systems (i.e., equipment with embedded microprocessors such as elevators, phones and copiers) in use by the Company. With respect to its information technology systems, the Company has been replacing its business and publishing systems for the last several years. The various business systems are either in the process of being renovated (which proceeds on schedule) or have completed renovation and are in the Y2K validation-testing phase. Most of the publishing systems have been renovated and are in the validation phase. In addition, the Company has many products that are delivered in an electronic format, such as CD-ROM, diskette, e-mail, or via the Web, representing over one-third of consolidated revenues. As a result of validation testing, the Company is confident that its products, and the third-party software used to create, use, and/or deliver those products, are Y2K ready (or will be with only minor adjustments). With respect to its non-information technology systems, the major systems have been tested and have been found to be compliant. Validation of all areas as to the integrity of the Company's Y2K readiness is expected to be completed by late 1999. Although there is still much to accomplish, the efforts are proceeding on schedule. The Company expects to have all products and all internal mission-critical information technology and non-information technology systems Y2K ready by early in the fourth quarter, 1999.

      The Company has communicated with its key suppliers, including financial institutions and other data interface sources, to assess the potential impact on the Company's operations if those third parties fail to become Y2K compliant in a timely manner. Based on these discussions, the Company believes that those interface sources will be compliant, but risk assessments, action steps and contingency plans related to significant third party relationships are in process and are expected to be completed by September 1999.

     The cost in 1999 to replace business systems with Y2K ready systems, and for testing to ensure that the publishing systems and products are also ready, is expected to be $2.4 million. The cost to remediate other business systems is expected to be $3.3 million. Of these amounts, an estimated $1.9 million for software will be capitalized. Through the second quarter of 1999, Y2K expenditures have amounted to $3 million, of which $1.4 million has been capitalized.

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

Financial Position
------------------

      Cash provided from operating activities was $15.3 million in the first twenty-four weeks of 1999, slightly lower than recorded for the first twenty-four weeks of 1998. Customer receipts increased 6.0 percent and operating expenditures increased 6.9 percent from 1998.

      Cash provided from investing activities netted to $9.2 million, reflecting a $15.6 million transfer of investments to cash equivalents, and $0.5 million received for sales of assets, less spending of $3.6 million for capitalized software costs, $2.2 million for publishing assets, and $1.1 million for other capital expenditures.

       The Company received $2.7 million in cash from the sale of stock to employees and repurchased $5.4 million of stock. Cash dividends paid out to stockholders amounted to $5.3 million.

      With nearly $144 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity.

                                   PART II

Item 1 Legal Proceedings

       There were no material legal proceedings during the first twenty-four weeks of 1999.

Item 2 Change in Securities

       There were no changes in securities.

Item 3 Defaults upon Senior Securities

       There were no defaults upon senior securities.

Item 4 Submission of Matters to a Vote of Securities Holders

       See Form 10-Q for the quarter ended March 27, for the results of the election of directors held at the annual meeting for stockholders on April 17, 1999.

Item 5 Other Information

       No other information is presented herein.

Item 6 Exhibits and Reports on Form 8-K

       No reports were filed on Form 8-K during the quarter ended June 19, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               The Bureau of National Affairs, Inc.
                               ------------------------------------
                               Registrant



08/03/99                       s/Paul N. Wojcik
----------                     ------------------------------------
   Date                        Paul N. Wojcik
                               President and Chief Executive Officer




08/03/99                       s/George J. Korphage
----------                     -----------------------------------
   Date                        George J. Korphage
                               Vice President and Chief Financial Officer