Form 10-Q
period 1999-09-11
BUREAU OF NATIONAL AFFAIRS INC
filed 1999-10-26
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                       FORM 10-Q

                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 11,  1999
                     -----------------------------------------------------------
                                          or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period                       to
                         ----------------------   ------------------------------

Commission File Number:            2-28286
                       ---------------------------------------------------------
The Bureau of National Affairs, Inc.
--------------------------------------------------------------------------------
Exact name of registrant as specified in its charter

            Delaware                  53-0040540
-------------------------------       ------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)       Identification Number)

1231 25th St., N.W. Washington, D.C.             20037
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

(202)452-4200
---------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 1999 was 3,485,138 Class A common shares, 4,364,233 Class B common shares, and 295,861 Class C Common shares.

                       THE BUREAU OF NATIONAL AFFAIRS, INC
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE 36-WEEKS ENDED SEPTEMBER 11, 1999 and SEPTEMBER 12, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                   36 Weeks Ended
                                            ---------------------------------
                                            September 11,       September 12,
                                                 1999                1998
                                            --------------      -------------

OPERATING REVENUES                          $    186,775        $   182,368
                                            --------------      -------------

OPERATING EXPENSES:
   Editorial, production and distribution        102,658             97,766
   Selling                                        41,423             41,161
   General and administrative                     29,391             26,619
   Profit sharing                                  1,184              1,479
                                            --------------      -------------
                                                 174,656            167,025
                                            --------------      -------------
OPERATING PROFIT                                  12,119             15,343
                                            --------------      -------------

NON-OPERATING INCOME (EXPENSE):
   Investment Income                               6,460              6,593
   Interest Expense                                 (592)              (638)
   Other Income (Expense), Net                       305                (30)
                                            --------------      -------------

TOTAL NON-OPERATING INCOME                         6,173              5,925
                                            --------------      -------------

INCOME BEFORE INCOME TAXES                        18,292             21,268
PROVISION FOR INCOME TAXES                         5,865              6,954
                                            --------------      -------------

NET INCOME                                        12,427             14,314

OTHER COMPREHENSIVE INCOME (EXPENSE)              (3,525)              (328)
                                            --------------       ------------

COMPREHENSIVE INCOME                        $      8,902         $   13,986
                                            ==============       ============

EARNINGS PER SHARE                          $       1.52         $     1.70
                                            ==============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING            8,182,657           8,425,280
                                            ==============       ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE 12-WEEKS ENDED SEPTEMBER 11, 1999 and SEPTEMBER 12, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       12 Weeks Ended
                                            -----------------------------------
                                            September 11,        September 12,
                                                 1999                 1998
                                            --------------       --------------

OPERATING REVENUES                          $     62,872         $   63,159
                                            --------------       --------------

OPERATING EXPENSES:
   Editorial, production and distribution         33,820             32,280
   Selling                                        13,431             14,034
   General and administrative                     10,076              8,711
   Profit sharing                                    438                782
                                            --------------       --------------
                                                  57,765             55,807
                                            --------------       --------------
OPERATING PROFIT                                   5,107              7,352
                                            --------------       --------------

NON-OPERATING INCOME (EXPENSE):
   Investment Income                               2,366              2,464
   Interest Expense                                 (198)              (213)
   Other Income (Expense), Net                      (348)               (13)
                                            --------------       --------------

TOTAL NON-OPERATING INCOME                         1,820              2,238
                                            --------------       --------------

INCOME BEFORE INCOME TAXES                         6,927              9,590
PROVISION FOR INCOME TAXES                         2,261              3,231
                                            --------------       --------------

NET INCOME                                         4,666              6,359

OTHER COMPREHENSIVE INCOME (EXPENSE)              (1,373)              (152)
                                            --------------       --------------

COMPREHENSIVE INCOME                        $      3,293         $    6,207
                                            ==============       ==============

EARNINGS PER SHARE                          $        .57          $     .76
                                            ==============       ==============

WEIGHTED AVERAGE SHARES OUTSTANDING            8,151,979          8,382,209
                                            ==============       ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 11, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                 September 11,     December 31,
                           ASSETS                     1999             1998
--------------------------------------          --------------     -------------

CURRENT ASSETS:
  Cash and cash equivalents                     $      41,435      $     15,259
  Short-term investments, at fair value                 7,382            25,715
  Accounts receivable (net of
   allowance for doubtful accounts
   of $1,396 in 1999 and $1,714 in 1998)               33,122            43,934
  Inventories, at lower of average
  cost or market                                        4,592             4,999
  Prepaid expenses                                      4,691             3,447
  Deferred selling expenses                            20,793            21,586
                                                --------------     -------------

  Total current assets                                112,015           114,940
                                                --------------     -------------

MARKETABLE SECURITIES                                 106,228           104,838
                                                --------------     -------------

PROPERTY AND EQUIPMENT - at cost:
  Land                                                  4,250             4,250
  Building and improve                                 49,650            49,367
  Furniture, fixtures and equipment                    59,149            61,285
                                                --------------     -------------

                                                      113,049           114,902
  Less-Accumulated depreciation                        71,666            70,111
                                                --------------     -------------

  Net property and equipment                           41,383            44,791
                                                --------------     -------------

DEFERRED INCOME TAXES                                  28,819            25,019
                                                --------------     -------------

GOODWILL                                               28,078            28,702
                                                --------------     -------------

OTHER ASSETS                                           12,352             6,159
                                                --------------     -------------

  Total assets                                  $     328,875      $    324,449
                                                ==============     =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 11,1999 AND DECEMBER 31, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                September 11,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1999               1998
------------------------------------            --------------     -------------

CURRENT LIABILITIES:
  Accounts payable                              $      21,687      $     18,300
  Employee compensation and benefits
   payable                                             16,121            15,079
  Income taxes payable                                  4,073               522
  Deferred income taxes                                 1,330             1,577
  Deferred subscription revenue                       124,614           127,592
                                                --------------     -------------

    Total current liabilities                         167,825           163,070

LONG TERM DEBT                                         14,000            14,000

POSTRETIREMENT BENEFITS, less current portion          73,191            69,230

OTHER LIABILITIES                                       4,534             4,128
                                                --------------     -------------

    Total liabilities                                 259,550           250,428
                                                --------------     -------------

STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 6,700,000
     shares; issued 6,478,864 shares                    6,479             6,479
    Class B - Nonvoting; authorized
     5,300,000 shares; issued 4,926,973 shares          4,927             4,927
    Class C - Nonvoting; authorized
     1,000,000 shares; issued 506,336 shares              506               506
   Additional paid-in capital                          42,309            39,782
   Retained earnings                                   71,543            69,734
   Treasury stock at cost - 3,766,941 shares
    in 1999 and 3,684,109 in 1998                     (55,925)          (50,418)
   Elements of other comprehensive income:
    Net unrealized gain (loss) on marketable securities  (449)            3,081
    Foreign currency translation adjustment               (65)              (70)
                                                --------------     -------------

    Total stockholders' equity                         69,325            74,021
                                                --------------     -------------

    Total liabilities and stockholders' equity  $     328,875      $    324,449
                                                ==============     =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE 36-WEEKS ENDED SEPTEMBER 11, 1999 and SEPTEMBER 12, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                      36 Weeks Ended
                                             -----------------------------------
                                               September 11,     September 12,
                                                    1999              1998
                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $     12,427       $     14,314
  Items with different cash requirements
   than reflected in net income--
     Depreciation and amortization                     7,405              6,968
     (Gain) on sales of securities                    (1,068)            (1,313)
     (Gain) on sales of assets                          (305)               (25)
     Others                                             (431)                89
  Changes in operating assets and liabilities--
    Receivables                                       10,571              9,965
    Deferred subscription revenue                     (2,996)           (10,010)
    Payables and accrued liabilities                     447              1,401
    Postretirement benefits                            4,085              4,676
    Deferred income taxes                             (2,150)            (2,890)
    Deferred selling expenses                            741              2,510
    Inventories                                           63                 77
    Other assets and liabilities--net                 (1,185)               162
                                              ---------------   ----------------

Net cash provided from operating activities           27,604             25,924
                                              ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
     Acquistion of a business
      (net of $750 cash acquired)                        ---            (18,289)
     Capitalized software costs                       (4,492)               ---
     Purchase of publishing assets                    (2,235)               ---
     Purchase of equipment and furnishings            (1,664)            (2,433)
     Building improvements                              (283)              (173)
     Proceeds from sale a business,
       net of termination costs                          533                ---
     Proceeds from sales of publishing assets            402                 25
     Proceeds from sales of property                      83                  9
                                              ---------------   ----------------

Net cash (used for) capital expenditures              (7,656)           (20,861)
                                              ---------------   ----------------

Investment portfolio--
     Proceeds from sales and maturities               42,292             51,893
     Purchases                                       (27,737)           (53,352)
                                              ---------------   ----------------

Net cash provided from (used for)
 investment portfolio                                 14,555             (1,459)
                                              ---------------   ----------------

Net cash provided from (used for)
 investing activities                                  6,899            (22,320)
                                              ---------------   ----------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE 36-WEEKS ENDED SEPTEMBER 11, 1999 and SEPTEMBER 12, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                      36 Weeks Ended
                                              ----------------------------------
                                               September 11,     September 12,
                                                    1999              1998
                                              --------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings                              $          ---    $        15,000
      Repayments of borrowings                           ---             (1,000)
      Sale of capital stock to employees               3,528              3,670
      Purchase of treasury stock                      (6,508)            (8,224)
      Dividends paid                                  (5,347)            (5,093)
                                              ---------------   ----------------


Net cash (used for) provided from
 financing activities                                 (8,327)             4,353
                                              ---------------   ----------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                     26,176              7,957

CASH AND CASH EQUIVALENTS, beginning of period        15,259             19,421
                                              ---------------   ----------------

CASH AND CASH EQUIVALENTS, end of period      $       41,435    $        27,378
                                              ===============   ================

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
      Interest paid                           $          530    $           467
      Income taxes paid                                4,442              8,413

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 11, 1999
                                   (UNAUDITED)

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

     Notes contained in the 1998 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1998 Annual Report to security holders have been omitted. Certain prior year balances are restated to conform to current year presentation when applicable.

NOTE 2:  Inventories

     Inventories consisted of the following (in thousands):

                                      September 11,            December 31,
                                           1999                    1998
                                    -------------------     -------------------
     Materials and supplies         $         2,936         $        3,251
     Work in process                            479                    460
     Finished goods                           1,177                  1,288
                                    -------------------     -------------------
          Totals                    $         4,592         $        4,999
                                    ===================     ===================

NOTE 3:   Stockholders' Equity

     Treasury   stock  as  of   September   11,  1999  and  December  31,  1998,
respectively, consisted of: Class A, 2,993,726 and 2,969,656 shares; Class B, 562,740 and 507,376 shares; and Class C, 210,475 and 207,077 shares.

NOTE 4:   Accounting Pronouncement

     During 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the capitalization of certain costs related to computer software developed or obtained for internal use. Accordingly, the Company has capitalized $4.5 million of such costs through the third quarter of 1999.

NOTE 5: Segment Information

                                     12 Weeks Ended           36 Weeks Ended
                                    9/11/99   9/12/98      9/11/99     9/12/98
                                   --------------------    ---------------------
Revenues from External Customers:
     Professional Publishing       $ 58,262   $ 58,757     $ 171,707  $ 167,998
     Printing                         3,944      3,427        12,806     11,349
     All Other                          666        975         2,262      3,021
                                   --------------------    ---------------------

     Total                         $ 62,872   $ 63,159     $ 186,775  $ 182,368
                                   ====================    =====================

Intersegment Printing Revenues     $  3,348   $  3,236     $  10,467  $  10,585
                                  =====================    =====================

Operating Profit:
     Professional Publishing       $  4,531   $  7,306     $  10,651  $  13,849
     Printing                           476        150         1,666      1,802
     All Other                          100       (104)         (198)      (308)
                                   --------------------    ---------------------

     Total                         $  5,107   $  7,352     $  12,119  $  15,343
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

RESULTS OF OPERATIONS

Thirty-six weeks 1999 compared to thirty-six weeks 1998


     The disappointing financial results reported in the accompanying Statements of Income are not indicative of BNA's expected full-year financial results. Revenue and profit comparisons with prior-year results are negatively distorted by two significant timing differences. A portion of BNA Software's revenues were earned earlier last year because updated programs were shipped in the third quarter of 1998; this year, they will be shipped, and the revenue will be recognized in the fourth quarter. Also last year, BNA Books released more new titles earlier than it will this year, which also resulted in more revenue earlier in the year. Full-year financial results of both of these units are expected to exceed those of last year. But through the third fiscal quarter, they are both well behind where they were at the same time last year and, consequently, so are the reported financial results of the publishing segment and consolidated BNA.

     Consolidated revenues of $186.8 million were up 2.4 percent over the prior year, reflecting growth in both of BNA's major operating segments. Operating expenses increased 4.6 percent, resulting in a 21 percent decline in operating profit. Net income was $12.4 million, a 13.2 percent decrease compared to 1998. Earnings per share were down 10.6 percent, to $1.52, reflecting fewer outstanding shares.

     Professional Publishing revenues are up just 2.2 percent over the same period of 1998. Publishing revenues, excluding Software and Books, increased 4.2 percent. IOMA revenues grew over 25 percent due to new products and an acquisition, and Tax Management subscription revenues rose nearly 8 percent as a result of strong new subscription sales. Software revenues are down $2 million and Books sales are down $.9 million due to the timing differences noted earlier. Publishing operating expenses were up 4.5 percent, due in part to higher royalties, and higher employment and consulting expenses. Operating expenses continue to reflect substantial spending for Y2K remediation projects. In addition, IOMA has incurred significantly higher marketing expenses related to its new products. Operating profit for the Publishing segment decreased 23.1 percent.

     Printing segment total revenues were up 6.1 percent over 1998, reflecting a
12.8 percent increase in revenues from external customers, but a 1.1 percent decline in intersegment revenues. Sales to external customers have increased due to increased business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were up 7.3 percent, including higher selling expenses related to increased external sales. Operating profit declined to $1.7 million compared to $1.8 million achieved last year.

     In August, BNA Communications Inc., (BNAC) a training media business, was sold to LearnCom, Inc. An investment far in excess of BNAC's limited strategic and financial significance to the Company would have been required to grow BNAC into an acceptably profitable business, and so a sale to another training media business was deemed to be in the best interests of both the Company and BNAC. BNAC's financial results comprise all of the "All Other" segment figures. The sale resulted in a $281,000 pre-tax loss.

     Non-operating income was $248,000 higher in 1999 due to a gain on a sale of a publication, partially offset by the loss on the sale of BNA Communications. Investment income net of interest expense was essentially unchanged compared to last year. Comprehensive income, which combines net income with changes in unrealized gains and losses on investment securities, was lower due to declines in unrealized gains. The decline in unrealized gains on investment securities was primarily due to an increase in interest rates, which adversely affected the value of fixed-income securities. The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments.

     The Parent launched two new notification products and two new Web-based reference products during the quarter. The Parent expects to launch at least two more web-based reference products and a new notification service before year-end.

     Full-year 1999 earnings per share is expected to finish higher than last year. The revenue recognition timing differences will reverse in the fourth quarter. McArdle and IOMA are expected to have much stronger fourth quarters than last year. And, the lawsuit verdict expense incurred late last year won't be repeated this year.


Twelve weeks ended September 11,1999 compared to twelve weeks ended September 12, 1998.


The revenue timing differences described earlier had a particularly significant impact on third quarter only results. Consequently consolidated revenues fell
0.5 percent, operating profit was down 30.5 percent, net income declined 26.6 percent, and earnings per share were off 25 percent. Operating expenses were up
3.5 percent, reflecting the expense factors mentioned above.

Year 2000 Readiness

     The Year 2000 (Y2K) readiness issue concerns the inability of older computer programs to properly recognize a date using "00" for the applicable year as the year 2000 rather than the year 1900. This could result in miscalculations, system failures, or other business disruptions. The Company has had projects underway to address Y2K readiness of its products and internal systems, and with material third parties.

     The Company has inventoried and assessed all major categories of information technology systems (i.e. electronic products and publishing and business systems) and non-information technology systems (i.e., equipment with embedded microprocessors such as elevators, phones and copiers) in use by the Company. With respect to its information technology systems, the Company has been replacing its business and publishing systems for the last several years. All of the mission-critical business systems have completed renovation and are Y2K ready, and only one remaining non-critical business system is in the process of being replaced. The major publishing systems have been renovated and are all Y2K ready. In addition, the Company has many products that are delivered in an electronic format, such as CD-ROM, diskette, e-mail, or via the Web, representing over one-third of consolidated revenues. As a result of validation testing, the Company is confident that its products, and the third-party software used to create, use, and/or deliver those products, are Y2K ready or will be with only minor adjustments. All products are expected to be Y2K ready by November, 1999. With respect to the non-information technology systems, the major systems have been tested and have been found to be compliant. Validation of all areas as to the integrity of the Company's Y2K readiness is expected to be completed by late 1999.

     The Company has communicated with its key suppliers, including financial institutions and other data interface sources, to assess the potential impact on the Company's operations if those third parties fail to become Y2K compliant in a timely manner. Based on these discussions, the Company believes that those interface sources will be compliant, but risk assessments and contingency plans related to significant third party relationships have been completed.

     The cost in 1999 to replace business systems with Y2K ready systems, and for testing to ensure that the publishing systems and products are also ready, is expected to be $2.7 million. The cost to remediate other business systems is expected to be $3.1 million. Of these amounts, an estimated $2.3 million for software will be capitalized. Through the third quarter of 1999, Y2K expenditures have amounted to $4.6 million, of which $1.8 million has been capitalized.

     The Company's readiness projects also include the development of contingency plans to protect its business and operations from Y2K-related interruptions. These plans are complete and, by way of examples, include back-up procedures, identification of alternate suppliers, where practical, and increases in inventory levels. Based upon the Company's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that all of the Company's contingency plans will be sufficient to handle all problems or issues that may arise.

     The Company believes that it has taken reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Y2K issues. However, a failure to fully identify all computations which are year dependent in the Company's systems or in the systems of its material suppliers, a failure of such suppliers to adequately address their respective Y2K issues, or a failure of a contingency plan, could have a material adverse effect on the Company's business, financial condition and results of its operations. The Company believes the most reasonably likely worst case scenario may be that the failure of a supplier, including an energy supplier, to be Y2K ready could lead to the temporary disruption in the production of some of the Company's products, resulting in lost revenues and profits.

FINANCIAL POSITION

     Cash provided from operating activities was $27.6 million in the first thirty-six weeks of 1999, an increase of 6.5 percent compared to the $25.9 million recorded for the first thirty-six weeks of 1998. Customer receipts and operating expenditures both increased 6.2 percent over 1998.

     Cash provided from investing activities netted to $6.9 million, reflecting a $14.5 million transfer of investments to cash equivalents, and $1.0 million received from the sales of assets, less $8.6 million spent for capitalized software costs, publishing assets, and other capital expenditures.

     The Company received $3.5 million in cash from the sale of stock to employees and repurchased $6.5 million of stock. Cash dividends paid out to stockholders amounted to $5.3 million.

     With over $155 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity.

                                     PART II

Item 1   Legal Proceedings

         There were no material legal proceedings during the first thirty-six weeks of 1999.

Item 2   Change in Securities

         There were no changes in securities.

Item 3   Defaults upon Senior Securities

         There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Securities Holders

         There were no matters submitted to a vote of securities holders.

Item 5   Other Information

         No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended September 11, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                The Bureau of National Affairs, Inc.
                                ------------------------------------
                                Registrant




   10/21/99                     s/Paul N. Wojcik
-----------------------         ------------------------------------
   Date                         Paul N. Wojcik
                                President and Chief Executive Officer




   10/21/99                     s/George J. Korphage
-----------------------         ------------------------------------
   Date                         George J. Korphage
                                Vice President and Chief Financial Officer