Form 10-K405
period 1999-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2000-03-24
CIK 15393

FORM 10-K.--- ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The market value of the Class A voting stock held by non-affiliates of the registrant as of February 28, 2000 was $123,978,543. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 28, 2000 was $162,333,600 and $11,577,033 respectively. In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1999 was 3,506,625 Class A common shares, 4,414,594 Class B common shares, and 298,759 Class C common shares.

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 2000 was 3,475,108 Class A common shares, 4,286,109 Class B common shares, and 296,847 Class C common shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement, filed with the SEC on March 24, 2000, are incorporated by reference into Part III of this Form 10-K.


                      The Bureau of National Affairs, Inc.
                               Index to Form 10-K
                   For the fiscal year ended December 31, 1999


                                     PART I.

Item 1.   Business..............................................Page No.   3

Item 2.   Properties....................................................  11

Item 3.   Legal Proceedings.............................................  11

Item 4.   Submission of Matters to a Vote of Security Holders...........  12

Item X.   Executive Officers of the Registrant..........................  12

                                    PART II.

Item 5.   Market for the Registrant's Common Stock and Related Security
               Holder Matters...........................................  14

Item 6.   Selected Financial Data.......................................  15

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................  16

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk....  19

Item 8.   Financial Statements and Supplementary Data...................  20

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  41

                                    PART III.

Item 10.  Directors and Executive Officers of Registrant................  41

Item 11.  Executive Compensation........................................  41

Item 12.  Security Ownership of Beneficial Owners and Management........  41

Item 13.  Certain Relationships and Related Transactions................  41

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Report on
              Form 8-K..................................................  42

SIGNATURES..............................................................  44

EXHIBIT INDEX...........................................................  45

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

                                                      PART I


Item 1.           Business

General Development of Business and Narrative Description of Business

Business of BNA and Subsidiaries

The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized legal & regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and three of its publishing subsidiaries, Tax Management Inc., Pike & Fischer, Inc., and Institute of Management and Administration, Inc. (IOMA), are engaged in providing legal and regulatory and general business advisory information in labor, economic, tax, health care, environment and safety and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, pamphlets, and research reports.

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

Online products are marketed through database vendors such as LEXIS/NEXIS and West Publishing Company. Since 1996, the Company has provided many of its products for electronic delivery via Lotus Notes and the World Wide Web.

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

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions and governmental organizations. Approximately 45 percent of its business is derived from the BNA publishing companies.

                                                                       Continued

                                     PART I

Review Of Operations

BNA recorded strong financial results again in 1999 despite heavy Year 2000 readiness expenses. New highs were achieved for consolidated revenues and profits. Earnings per share advanced to $2.58 for 1999, up 10.3 percent over the prior year and a full 87 percent higher than four years ago. Just as important, BNA entered the new millennium with all facilities and information systems operating normally.

Consolidated  revenues totaled nearly $281 million for 1999.  Revenue growth was
5.4 percent, excluding the revenues of a subsidiary sold during the year. Internal growth accounted for most of this revenue gain, but product acquisitions also contributed. Tax Management, IOMA, BNA International, and McArdle commercial printing each recorded strong revenue improvements.

The 1999 consolidated operating profit of $23.3 million was up 13.1 percent over the prior year and was 8.3 percent of revenues, the highest level of the decade. Most business units achieved higher operating profits. Despite heavy systems expenses, total consolidated expenses-excluding those of the disposed subsidiary-increased only 4.8 percent.

Non-operating income was up $.9 million in 1999, reflecting higher investment income and gains from asset sales. Gains from sales of a publication and equipment more than offset a loss from the sale of BNA Communications Inc., a financially troubled subsidiary that was sold in August.

Net income of $21 million was a BNA high. The net profit margin improved to 7.5 percent, and the 28.7 percent return on equity was the highest in nearly 20 years. The higher net income and fewer outstanding shares combined to produce the 10.3 percent rise in earnings per share.

Stock repurchases, primarily mandatory redemptions from estates of Class B shareholders, were high again in 1999. Repurchases over the last three years, net of sales to employees, have totaled $25.5 million. These repurchases are an effective use of cash as they reduce the number of shares outstanding, resulting in a positive effect on earnings per share. BNA's ongoing strong operating cash flows and $142 million in cash and financial investments provide the liquidity to respond to business challenges and opportunities, to make the business investments necessary to ensure future growth, and to meet stock repurchase obligations inherent in an employee-owned company.

Reviews of the parent company and each subsidiary's operations follow.

Parent Company

The Internet was the focus of the parent company's primary efforts in 1999. By year-end, the rewards for those efforts were apparent. Web products are now BNA's fastest growing product line. And, with all major reference and notification services available on the Web, BNA starts the new century poised to fully exploit the potential of the Web across all product lines-with enhanced products, new selling approaches, and better support and service.

Parent company revenue continued to improve and, while revenue growth was slower than hoped, it was sufficient to fund large investments in Web development and Y2K preparedness.


                                                                     (Continued)

The Web was the overwhelming focus of new product development in 1999 and the engine for that revenue growth. BNA launched seven Web reference products, including Medicare/Medicaid Compliance Library on the Web, Labor and Employment Law Library on the Web, Employee Benefits Library on the Web, Environment and Safety Library on the Web, Payroll Library on the Web, Intellectual Property Library on the Web, and Compensation & Benefits Library on the Web. These new reference products joined two existing Web reference products and complemented the 60 BNA notification services already in a Web format. Altogether, the revenue from all Web-delivered products grew more than 100 percent over the previous year. BNA's Web-delivered products now represent over 12 percent of the parent company's subscription revenue base and show no sign of slowing down.

Strategic decisions made in 1999 to concentrate our development efforts on the Web led to the substantial effort and investment required to create and launch these products. At the same time, however, significant work was done on a new and improved Web platform. The BNA Web Delivery project, known as the BWD, will provide a more stable and more scalable environment for our entire line of Web products, both notification and reference services. It will also give us the ability to dynamically update our services, on a daily basis if appropriate, and give users the ability to access the updated material immediately. The first product on our new platform should be ready for launch at mid-year, and the other reference services will migrate to the new platform over the following 12 months.

Much work was also done in 1999 on the creation of a new e-commerce platform. This platform will make it much easier for subscribers to do business with us on the Web. The reference services launched in the last quarter of 1999 made use of this new platform, and products launched earlier are currently being migrated to it.

The increasing complexity and variety of our product line, the different ways our customers are accessing and using information, and the growing demand from our customers for real help in dealing with both the technology and the variety of information alternatives available to them led BNA to totally reexamine its selling strategy. Building on earlier experimental initiatives, 1999 saw a restructuring of our sales organization and a refocusing of our selling theory. The process of shifting from a single channel sales capability to one consisting of multiple sales channels working as teams began in mid-year. This new structure will allow the Sales & Marketing Department, and others throughout BNA, to work with our subscribers to solve their information resource problems and to create value for customers-not only with our products but also with the service, experience, and knowledge that BNA sales representatives bring to the process. It's a bold and comprehensive effort, but one that by year-end was already bearing fruit. The sales year ended strongly, and that surge continued into the new year.

Another success in 1999 was the completion of our massive Y2K remediation. Millions of dollars went into this effort over the past two years, but the real success was achieved not only with dollars, but with discipline and plain hard work by a lot of BNA people. Just about every major system in the company was repaired or replaced. Everything from the software in the oldest laptop, to our most powerful servers, to our entire product line was inspected and fixed before the new century began. And with very few minor glitches, everything was normal in the new year. This is a very good effort to have behind us, but it would be a mistake to forget the long hours and personal sacrifices of the people who saw us through it.

While most of our new product development resources were devoted to the Web product line, some more traditional BNA products were also created. In January, the Environment & Safety Division launched Food Safety Report, a weekly notification service focusing on the information needs of compliance officials and attorneys representing the food industry. The service is available in both print and electronic formats. The Business Information Division

                                                                     (Continued)
launched Broker/Dealer Compliance Report in September. This bimonthly notification service for stockbrokers, securities dealers, and others in that field is also available in print and electronic formats, and covers news, compliance strategies, and emerging trends in the very dynamic securities industry.

In response to a market need for faster coverage of breaking developments, three electronic-only daily versions of BNA weekly notification services were launched: Securities Law Daily, Banking Daily, and Antitrust & Trade Regulation Daily. Two custom daily e-mail services, FedReg Today and StateReg Today, which provide subscribers with daily custom regulatory monitoring for federal and state environment and safety issues, were also launched.

Finally, BNA and the economic consulting firm Joel Popkin & Company jointly developed BNA's Wage Trend Indicator, a new index designed to track changes in private industry wage trends, which are a key measure of inflation. This index is regularly available in a number of BNA services.

Increasingly complex products require more intensive support, and BNA PLUS continued its tradition of creating value through support services ranked among the best in the industry. In particular, in 1999 BNA PLUS responded to the increased need for product training. From their offices in Washington, D.C., BNA PLUS conducted close to 400 training sessions reaching nearly 4,000 subscribers. The telephone training program conducted another 1,000 training sessions in 1999. These programs are designed to increase both customer usage of BNA's products and customer satisfaction with them; this, in turn, is what drives renewals.

The year ended with BNA's being named one of Fortune magazine's "100 Best Companies to Work For in America" for the third time. In addition, the company was named one of the best employers in the Washington, D.C. area by Washingtonian magazine. It's rewarding to have this outside recognition that employee ownership creates both financial and nonfinancial benefits. Once again, it was a good year.


BNA Books

For the sixth year in a row, BNA Books produced record profits. Revenues grew 7 percent to almost $8.5 million in 1999.

A new treatise, The Fair Labor Standards Act, co-published with the ABA Section of Labor and Employment Law, contributed heavily to the division's success in 1999. Other ABA Labor Section books published in 1999 included a new edition of Employee Duty of Loyalty, new supplements to Covenants Not to Compete, Trade
Secrets: A State-by-State Survey, How Arbitration Works, Occupational Safety and Health Law, and The Developing Labor Law.

Other successful titles published included: Patent, Trademark, & Copyright Laws; Patent Prosecution, 2nd Edition; Intellectual Property Law in Cyberspace; Directory of US Labor Organizations; and BNA's Directory of State and Federal Courts, Judges, and Clerks.

At year's end, the division began preparations with the Legal Publishing Group to develop some of its major treatises as add-ons to BNA's IPLW on the Web. A new publishing relationship with the ABA's Intellectual Property Division holds promise for the division and BNA.

                                                                     (Continued)

Subsidiary Companies

Tax Management, Inc.

Tax Management continued to surge ahead in 1999 by setting new records for revenues and profits. Total revenues, including those of BNA Software, rose 7.7 percent.

In spite of a slow start, TM and BNA Software products had a record-breaking sales year. Portfolios Plus on the Web was the best-selling product, despite the fact that it debuted in the second half of the year. Tax Practice Series and the BNA Fixed Assets Next Dimension product also posted strong results.

It was a very challenging but successful year for editorial operations. All the federal products were migrated to the PS2000 publishing system. The number of portfolios produced was double that of the previous year. And TM's Web offering, Portfolios Plus on the Web, was extensively improved and enhanced.

New initiatives in marketing, customer relations, and product development, begun late in the year, will enable TM to continue its success in 2000 and the years to come.

BNA Software (a division of Tax Management Inc.)

BNA Software's revenues grew by 5.7 percent for the year.

New sales remained healthy, with BNA Fixed Assets Next Dimension leading the way. In its second year as a profit center, Washington D.C.-based Training Services increased its revenues by 47 percent and contributed to the overall strong performance of the Fixed Asset product line. BNA Software discontinued most of its DOS-based products during the year.

Contributing to this year's results was the newly revised BNA Software website, including a very successful online ordering mechanism. BNA Software looks forward to another exciting year in 2000.

BNA International Inc.

BNA International continued its impressive record of profitable growth in 1999. Successful new products, plus the acquisition of two newsletters, helped to generate record revenues, which were 15 percent higher than in 1998.

Revenues from BNAI services were 23 percent higher than the previous year due to increased revenues from existing services and from new product launches such as Tax Planning International's e-commerce (ECOM) and World Licensing Law Report. ECOM circulation grew very quickly in 1999, and the service is already profitable. The recently introduced International Licensing loose-leaf also became profitable.

The deployment of a new BNAI website has generated increased sales, and the introduction of e-mail alerts for most of the notification services has also proved popular. The website will be further developed to include electronic access to all BNAI information over the next year.

New product activity was intense. In addition to the products mentioned above, the quarterly European Union Focus supplement to Tax Planning International was launched in January, the International Telecommunications Law loose-leaf was launched mid-year, and World Internet Law Report launched near the end of the year.

                                                                     (Continued)

The strategy of augmenting organic growth through acquisition continued with the purchase of two competitive publications which were merged with World Securities Law Report and Eastern Europe Reporter.

BNAI's growth plans are aggressive, but achievable, as increased revenues will provide additional resources for profitable product development.

Pike & Fischer, Inc.

In 1999, Pike & Fischer became a full-fledged Internet publisher. Pike & Fischer created a Web presence for its flagship Communications Regulation service, and separate websites for its Broadcast, Private Radio, Equipment, Cable, and Wireless rules services. It also launched, in print, on CD-ROM, and on the Web, Internet Law & Regulation, a full-text reference service of federal, state, and international laws and decisions affecting the dramatic expansion of commerce communications via the Internet.

The move to Web publishing and the creation of new products to augment Pike & Fischer's product line led to the decision to develop a sales capability centered on telemarketing. This enhanced selling effort should ensure Pike & Fischer's role in BNA's fast-growing subsidiary network.

In November, Pike & Fischer presented The 1999 BNA Public Policy Forum on E-Commerce and Internet Regulation. Promotions for the event showcased BNA's extensive presence in the increasingly competitive Internet law field by spotlighting not only Pike & Fischer's ILR reference service but the parent company's Electronic Commerce and Law Report notification service and BNA International's Tax Planning International's e-commerce. The Forum, which included keynote addresses from Virginia's Governor James Gilmore, Chair of the National Advisory Commission on Electronic Commerce, and John Place, General Counsel of Yahoo!, was a financial success and generated significant publicity.

Two BNA parent company publications were transferred to Pike & Fischer in 1999, Law Officer's Bulletin at mid-year, and Business Law Adviser at year-end.

With most Web launches and the new selling initiatives coming late in 1999, operating revenues were up only slightly above 1998. Earnings, however, remained strong. With increased investment in product and marketing, Pike & Fischer is an integral part of BNA's growth strategy.

BNA Washington Inc.

BNAW, BNA's real estate subsidiary, enjoyed yet another successful year. The end of the millennium found the well-established trend to hold operating expenses flat for all facilities continuing. In fact, operating expenses were 3.5 percent lower than in the prior year.

And, while BNAW continued to provide safe, pleasant, and functional facilities in support of BNA's growth and rapidly evolving business requirements, revenues from outside tenants rose.

A strategic facilities plan developed in 1998 was updated, and has proven to be a valuable planning tool. The plan identified a need for a modest amount of additional leased space in the year 2000 and further needs by 2002. Work has begun on a long-range plan that will support company growth and business objectives for the foreseeable future.

                                                                     (Continued)

Maintenance of the operating systems (mechanical, electrical, and plumbing) in BNAW buildings also progressed. The cooling systems in the North Building were updated, and design work was completed to update the fire alarm systems.

Significant renovation and relocation projects undertaken during the year included: the Health Care Division's move from the North Building to BNA III; BNA Books from 23rd Street to BNA III; and the TM States Unit to vacant space on 23rd Street. A number of other smaller projects were also completed through the course of the year, responding to growth and changing business requirements.

The McArdle Printing Co., Inc.

For the third year in a row, McArdle Printing Company achieved a double-digit increase in commercial sales. Commercial sales now constitute more than 55 percent of total revenues.

Total revenues increased 6.8 percent from the previous year. Commercial sales grew by 13.3 percent, more than offsetting the continued decline in print business from BNA.

Positioning itself for future growth, McArdle continued to expand the capacity, capability, and scope of the printing operation, adding an additional Heidelberg four-unit web press, electronic pre-press, and bindery equipment. At the same time, the company has been developing strategies to reduce costs, improve productivity, and continue to improve the quality of its services. In addition, McArdle is developing an e-commerce strategy. These endeavors are important to the future success of McArdle and can ensure continued growth by meeting increasing customer demand.

McArdle is one of the largest printing companies on the East Coast and one of the top 200 printers in the nation. It is committed to producing competitively priced, superior quality products and services for BNA and for the commercial markets it serves. With an excellent facility, modern equipment, and knowledgeable and productive employees, McArdle's growth and profitability will continue into the 21st century.

Institute of Management and Administration, Inc.

IOMA finished its second year as a BNA company with an impressive 23 percent increase in revenue. This success was achieved in an environment of increasing interplay between IOMA, BNA's other subsidiaries, and the parent company. After two years, IOMA's product launch, marketing, electronic publishing, Web, and overall publishing strategies are linked closely with BNA's strategic objectives.

High on the list of the year's accomplishments was the launch of five new subscription products, several of which include small repackaged subsets of BNA-generated content combined with IOMA's traditional how-to advice. These titles range from Business Tax Newsbriefs to Managing Training & Development to Managing the General Ledger. Internally generated growth was augmented by two strategic acquisitions. IOMA acquired Washington G-2 Reports, with four newsletters, over a dozen special reports, and two major conferences in the medical laboratory field, in April. And, in December, IOMA acquired HRfocus, one of the leading newsletters in the field, from the American Management Association International. As a result of these efforts, IOMA now publishes 48 subscription newsletters, with plans to add another dozen in 2000.


                                                                     (Continued)

Growth was not limited to subscription newsletters, however. IOMA doubled its Yearbook and Institute Books titles and its offerings in co-sponsored seminars in 1999. It also launched its first e-zine, IOMA's Leadership News, and rebranded all of its current editorial content in a pay-by-the-article database at http://www.managementlibrary.com.

Mid-priced business-to-business newsletters remain the primary focus. Improvements to research, editorial, electronic publishing, fulfillment, telemarketing, and direct mail technologies will protect IOMA's time-to-market advantage and protect against the threat of increased information alternatives.

Item 1.           Business

The Bureau of National Affairs, Inc. ("BNA" or the "Company"), operates primarily in the publishing and the printing industries. Publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and outside customers. Activities in other industry segments are less than ten percent of total revenue, and were ended with the sale of BNA Communications Inc., in August, 1999.

As a response to customer demand, advances in technology, and competition, the Company now offers many products in CD-ROM or online delivery formats. CD-ROM's allow the economical addition of value-added features such as searching capabilities and additional information content. Online delivery provides more timely receipt.

The publishing industry is very competitive. Some competitors are much larger and have more resources than BNA. In recent years, mergers and acquisitions of many of the Company's competitors have created even larger organizations with ownership interests outside of the United States. The Company has invested heavily to upgrade its product offerings to take advantage of new technologies. The resulting electronic products, with some features superior to those of print, continue to compete successfully in their markets.

The number of employees of BNA and its subsidiaries was 2,007 at December 31, 1999.

Item 2.           Properties

BNA Washington Inc. owns and manages the buildings presently used by BNA and some of its Washington area subsidiaries. Principal operations are conducted in three adjacent owned buildings at 1227-1231 25th Street, N.W., Washington, D.C. The office building at 1227 25th Street is being used primarily by BNA and also for commercial leasing. BNA also leases office space for its use at 1250 23rd Street, N.W., Washington, D.C.

BNA's Circulation Department operates in an owned facility at 9435 Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 1010 Wayne Avenue, Silver Spring, Maryland. IOMA conducts its operations from leased offices at 29 West 35th Street, New York, New York. BNA International Inc. conducts its operations from leased offices at Heron House, 10 Dean Farrar Street, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland.

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

                                      PART I

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

Item X.             EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 1999. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

          Name                Age       Present position and prior experience
------------------------      ---       ----------------------------------------
William A. Beltz               70       Chairman of the Board
                                         Elected Chairman in 1994.  Served as
                                         President from 1979 to 1995 and Chief
                                         Executive Officer from 1980 until 1996.
                                         Joined BNA in 1956.

Jacqueline M. Blanchard        50       Vice President for Human Resources
                                         Elected to Vice President in 1994.
                                         Previously  was Director of Labor and
                                         Employee Relations since 1987. Joined
                                         BNA in 1984.

Eunice L. Bumgardner           39       Vice President and General Counsel
                                         Elected Vice President in 1996 and
                                         General Counsel in 1995. Joined BNA in
                                         1994 as Associate General Counsel.

Kathleen D. Gill               53       Vice President and Editor in Chief
                                         Elected to Vice President and Executive
                                         Editor in 1993, and Editor in Chief in
                                         1997. Joined BNA in 1970.

Daniel C. Horsey               44       Vice President and Director of
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

                                                                       Continued

Item X.           EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)

          Name               Age        Present position and prior experience
----------------------       ---        ----------------------------------------
Gilbert S. Lavine             48        Treasurer
                                         Elected to present position in 1998.
                                         Joined BNA in 1985.

George J. Korphage            53        Vice President and Chief Financial
                                        Officer
                                         Elected Vice President in 1988 and
                                         Chief Financial Officer in 1989. Joined
                                         BNA in 1972.

Mary Patricia Swords          54        Vice President and Director of Sales
                                        and Marketing
                                         Elected to present position in 1996.
                                         Previously was Regional Manager of
                                         Mountain sales region since 1985.
                                         Joined BNA in 1977.

Robert L. Velte               52        Vice President for Strategic Development
                                         Elected to Vice President in 1995.
                                         Previously was President of BNA
                                         International from 1994 to 1997. Joined
                                         BNA in 1976.

Paul N. Wojcik                51        President and Chief Executive Officer
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

The Board of Directors semi-annually establishes the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 48 years, and they are expected to continue.

As of March 1, 2000, there were 1,550 Class A shareholders, 253 Class B shareholders, and 30 Class C shareholders. During 1999, the company repurchased 257,788 shares of Class B stock and 4,788 shares of Class C stock from retired employees.

Established stock price and dividends declared during 1999 and 1998 were as follows:

         Stock Price
                  January 1, 1998 - March 22, 1998             $29.75
                  March 23, 1998 - September 27, 1998           32.50
                  September 28, 1998 - March 28, 1999           34.00
                  March 29, 1999 - September 26, 1999           37.00
                  September 27, 1999 - December 31, 1999        39.00

         Record  Date and Dividend Amount
                  March 21, 1998                                 $.60
                  September 26, 1998                              .60
                  March 27, 1999                                  .65
                  September 25, 1999                              .65


The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                    PART II

Item 6.          Selected Financial Data

                      The Bureau of National Affairs, Inc.
             Consolidated Operating and Financial Summary: 1998-1994
              (Dollar amounts in thousands, except per share data)


                                  1999      1998      1997      1996      1995
                                --------  --------  --------  --------  --------

Operating Revenues ............ $280,897  $268,829  $244,061  $232,632  $226,497
Operating Expenses ............  257,591   248,229   223,999   218,074   218,628
                                --------  --------  --------  --------  --------
Operating Profit ..............   23,306    20,600    20,062    14,558     7,869
Non-operating Income :
  Investment Income, net ......    8,490     8,178     7,957     6,989     6,452
  Other Income ................      112      (432)      427        82     3,257
                                --------  --------  --------  --------  --------
Income from Operations Before
  Income Taxes ................   31,908    28,346    28,446    21,629    17,578
Income Taxes ..................   10,898     8,753     8,885     7,041     5,487
                                --------  --------  --------  --------  --------
Net Income .................... $ 21,010  $ 19,593  $ 19,561  $ 14,588  $ 12,091
                                ========  ========  ========  ========  ========
Profit Ratios (b):
  % of Operating Revenues .....      7.5       7.3       8.0       6.3       5.3
  % of Average Stockholders'
       Equity .................     28.7      26.6      26.9      20.9      19.8
                                --------  --------  --------  --------  --------
Total Earnings Per Share ......     2.58      2.34      2.24      1.65      1.38
Dividends Per Share ...........     1.30      1.20      1.10      1.00      0.94
                                ========  ========  ========  ========  ========
Balance Sheet Data:
  Total Assets ................ $322,728  $324,449  $300,900  $299,311  $278,752
  Long-Term Debt ..............   14,000    14,000      --        --        --
                                ========  ========  ========  ========  ========
Employee Data:
  Number of Employees .........    2,007     2,055     1,893     1,915     1,863
  Total Employment Costs ...... $146,628  $137,386  $128,095  $124,322  $119,488
                                ========  ========  ========  ========  ========
Stockholder Data at Year-End:
  Book Value Per Share ........ $   8.96  $   9.00  $   8.65  $   8.15  $   7.59
  Number of Stockholders ......    1,836     1,791     1,752     1,741     1,717
  Common Shares Outstanding
     (In thousands)                8,061     8,228     8,500     8,848     8,858
                                ========  ========  ========  ========  ========

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1999 vs. 1998

Consolidated revenues of $280.9 million were up 4.5 percent over the prior year. Operating expenses increased 3.8 percent, and operating profit increased 13.1 percent to $23.3 million. Net income was $21 million, a 7.2 percent increase from 1998. Earnings per share were $2.58, up 10.3 percent, also reflecting fewer outstanding shares. The consolidated federal, state, and local effective income tax rate increased to 34.2 percent in 1999 from 30.9 percent in 1998, mainly due to higher effective state and local taxes.

Publishing operating segment (including the Parent, Tax Management Inc., IOMA, Pike & Fischer, Inc., BNA International Inc., and BNA Washington Inc.) revenues amounted to 92.5 percent of consolidated revenues. Publishing revenues were up
4.9 percent, reflecting new products and price increases. Operating expenses increased 4.3 percent, mainly due to higher royalties and higher employment and consulting expenses. Twenty-eight new products were launched in 1999. Development expenses for new products and improvements on existing products were $4.9 million compared to $6 million in 1998. Operating expenses in 1999 also include an identifiable $5.6 million for developing improved business and publishing systems and Year 2000-related systems expenses, compared to $8.3 million in 1998. Operating profit was 12.8 percent higher than in 1998.

Printing operating segment (includes The McArdle Printing Company, Inc.) revenues increased 6.8 percent, reflecting a 13.3 percent increase in revenues from external customers and a 0.3 percent decrease in intersegment revenues. Sales to external customers have improved due to increased business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as the Publishing product sales mix migrates from print to electronic format products. Operating expenses increased 6 percent, including higher selling expenses related to higher external sales. Printing operating profit increased 18.8 percent.

In August, BNA Communications Inc., (BNAC) a training media business, was sold to LearnCom, Inc. An investment far in excess of BNAC's limited strategic and financial significance to the Company would have been required to grow BNAC into an acceptably profitable business, and a sale to another training media business was deemed to be in the best interests of the Company. BNAC's financial results comprise all of the "All Other" segment figures.
The sale resulted in a $281,000 pre-tax loss.

Non-operating income was $856,000 higher in 1999 due to increased investment income, a gain on a sale of a publication (partially offset by the loss on the sale of BNA Communications), and a smaller loss from property and equipment disposals. Investment income net of interest expense increased 3.8 percent compared to last year due to higher interest rates.

1998 vs. 1997

Consolidated revenues of $269 million were up 10.1 percent over the prior year. Operating expenses increased 10.8 percent, and operating profit increased 2.7 percent to $20.6 million. Net income was $19.6 million, essentially unchanged from 1997. On January 13th, 1998, BNA acquired Institute of Management and Administration, Inc. (IOMA). IOMA accounted for 5.2 percent of the revenue growth and their expenses, along with purchase-price amortization, added 6 percent to the expense growth.
                                                                     (Continued)

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

Publishing operating segment revenues amounted to 92.1 percent of consolidated revenues, and increased 9.8 percent over 1997. Excluding IOMA, publishing revenues were up 4.2 percent, reflecting new products and price increases. Operating expenses increased 10.7 percent, but excluding IOMA, operating expenses were up 4.2 percent, mainly due to salary increases, higher employee benefit expenses, increased system-related costs, and an adverse judgement in a civil lawsuit. Twenty-seven new products were launched in 1998.

Development expenses for new products and improvements on existing products were $6 million compared to $4.6 million in 1997. Operating expenses in 1998 also include an identifiable $8.3 million for developing improved business and publishing systems and Year 2000-related systems expenses, compared to $5.1 million in 1997.
Operating profit in 1998 was even with 1997.

Printing operating segment revenues increased 7.9 percent, reflecting a 24.9 percent increase in revenues from external customers and a 6.1 percent decrease in intersegment revenues. Sales to external customers have improved over the last two years due to increased capacity and an expansion of the sales force. Intersegment revenues are expected to continue to decline as the mix of Publishing products migrates from print to electronic format products. Operating expenses increased 5.3 percent due to higher operating expenses related to increased volume. Printing operating profit increased 76.4 percent.

Deferred Tax Assets

The Company has recorded $24.8 million of net deferred tax assets as of year-end 1999. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred tax assets will be fully realized and no valuation allowance is necessary.

Financial Resources and Cash Flows

The Company maintains its financial reserves in cash and investment securities, which, along with its operating cash flows, are sufficient to fund ongoing expenditures for operations and to support employee ownership. Cash provided from operating activities improved 4.2 percent in 1999, reflecting a 5.2 percent increase in collections, and a 5.3 percent increase in expenditures.

Cash outlays for investing activities totaled $13.9 million. Capital expenditures netted to $11.2 million including $9.8 million for property and equipment additions and capitalized software, and $2.5 million for the purchase of publishing assets; $1.1 million was received in the sale of BNAC and a publication. In addition, $2.7 million was transferred to the Company's investment portfolio. Capital expenditures for 2000 are budgeted at nearly $12 million.

                                                                     (Continued)

Cash used for financing activities netted to $17 million. Sales of Class A capital stock to employees totaled $6.5 million. Capital stock repurchases amounted to $12.8 million, most of which were mandatory redemptions. In addition, the Company paid cash dividends of $10.6 million in 1999.

With nearly $142 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity.

Year 2000 Readiness

The conversion from calendar year 1999 to calendar year 2000 (Y2K) occurred without disruption to the Company's critical business systems, and to date, no material adverse effects have resulted from the date change. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. The costs incurred over the last two years to renovate or replace non-Y2K compliant business systems, and for testing to ensure that the publishing systems and products were Y2K ready, amounted to $10.1 million, of which $2.5 million was capitalized.

Accounting Pronouncements

During 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, the Company capitalized $6.6 million of such costs in 1999.
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The effect of adopting the Statement is not currently expected to have a material effect on the Company's future financial position or overall trends in results of operations.

ITEM 7a. Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risks in its investment portfolio and its term debt liability. A hypothetical ten percent increase in market interest rates would result in higher interest expense on its term debt, but the increase would be immaterial.

The maturity dates and average interest yields for fixed-income securities debt held in the Company's investment portfolio as of December 31, 1999 was as follows:

                                Expected Maturity Date ($ thousands)
                  --------------------------------------------------------------
                    2000      2001      2002      2003      2004     Thereafter
                  --------  --------  --------  --------  --------  ------------

Municipal Bonds    $4,120    $2,459    $4,254    $4,113    $2,089     $83,277
Average Interest
Rate                 4.8%      4.4%      5.4%      6.0%      5.9%        5.9%

Corporate Debt       ---     $1,486      ---     $3,865    $3,890      $5,892
Average Interest
Rate                           5.8%                6.4%      6.4%        5.9%

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 4 percent of these instruments at year-end 1999 mature within one year and 23 percent mature within five years. Shorter-term maturity investments reduce the risk that any decline in their fair value will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

                                     PART II


Item 8.           Financial Statements and Supplementary Data





                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    s\ KPMG LLP
                                    -----------
                                    KPMG LLP

Washington, D.C.
February 22, 2000

                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                            (In thousands of dollars)


                                     ASSETS

                                                              December 31,
                                                        ------------------------

                                                           1999            1998
                                                        --------        --------
CURRENT ASSETS:
Cash and cash equivalents (Note 5) .............        $ 16,200        $ 15,259
Short-term investments (Note 5) ................           4,120          25,715
Receivables (Note 9) ...........................          43,930          43,934
Inventories (Note 9) ...........................           4,707           4,999
Prepaid expenses ...............................           4,372           3,447
Deferred selling expenses (Note 3) .............          20,668          21,586
                                                        --------        --------

Total current assets ...........................          93,997         114,940

MARKETABLE SECURITIES (Note 5) .................         121,670         104,838
PROPERTY AND EQUIPMENT (Note 9) ................          40,111          44,791
DEFERRED INCOME TAXES (Note 8) .................          26,548          25,019
GOODWILL (Note 7) ..............................          27,800          28,702
OTHER ASSETS (Note 9) ..........................          12,602           6,159
                                                        --------        --------

Total assets ...................................        $322,728        $324,449
                                                        ========        ========

                                                                     (Continued)

                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                            (In thousands of dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 December 31,
                                                           ---------------------

                                                                 1999       1998
                                                           ----------  ---------
CURRENT LIABILITIES:
Payables and accrued liabilities (Note 9) ................   $ 32,797   $ 33,901
Deferred income taxes (Note 8) ...........................      1,774      1,577
Deferred subscription revenue (Note 3) ...................    126,938    127,592
                                                             --------   --------

Total current liabilities ................................    161,509    163,070

LONG-TERM DEBT (Note 10) .................................     14,000     14,000
POSTRETIREMENT BENEFITS, less current portion (Note 4) ...     70,129     69,230
OTHER LIABILITIES ........................................      4,887      4,128
                                                             --------   --------

Total liabilities ........................................    250,525    250,428
                                                             --------   --------

COMMITMENTS AND CONTINGENCIES (Notes 11 & 12)

STOCKHOLDERS' EQUITY (Note 12):
 Common stock issued, $1.00 par value --
  Class A - 6,478,864 shares                            6,479             6,479
  Class B - 4,926,973 shares                            4,927             4,927
  Class C -   506,336 shares                              506               506
Additional paid-in capital                             44,421            39,782
Retained earnings                                      80,107            69,734
Treasury stock, at cost                               (61,380)          (50,418)
 Elements of other comprehensive income:
  Net unrealized gain on marketable securities         (2,802)             3,081
  Foreign currency translation adjustment                 (55)              (70)
                                                   ----------         ----------

Total stockholders' equity                             72,203            74,021
                                                   ----------         ----------

Total liabilities and stockholders' equity         $  322,728         $ 324,449
                                                   ==========         ==========

          See accompanying notes to consolidated financial statements.

                       THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (In thousands of dollars)


                                                                 Percent of
                                                              Operating Revenue
                                                            --------------------

                                1999      1998      1997     1999   1998   1997
                             --------- --------- ---------  ------ ------ ------

OPERATING REVENUES (Notes
   1 and 3)                  $ 280,897 $ 268,829 $ 244,061  100.0% 100.0% 100.0%
                             --------- --------- ---------  ------ ------ ------

OPERATING EXPENSES (Notes
   3,4,7,9 and 11):
 Editorial, production,
  and distribution             152,166   143,989   134,179   54.2   53.5   55.0
 Selling                        60,307    59,626    51,362   21.5   22.2   21.0
 General and administrative     42,856    42,646    36,371   15.2   15.9   14.9
 Profit sharing                  2,262     1,968     2,087    0.8    0.7    0.9
                             --------- --------- ---------  ------ ------ ------

                               257,591   248,229   223,999   91.7   92.3   91.8
                             --------- --------- ---------  ------ ------ ------

OPERATING PROFIT                23,306    20,600    20,062    8.3    7.7    8.2
                             --------- --------- ---------  ------ ------ ------

NON-OPERATING INCOME:
 Investment income (Note 5)      9,516     9,077     8,016    3.4    3.4    3.2
 Interest expense (Note 10)     (1,026)     (899)      (59)  (0.3)  (0.3)   0.0
 Other income(expense)
  (Note 6)                         112      (432)      427    ---   (0.2)   0.2
                             --------- --------- ---------  ------ ------ ------

TOTAL NON-OPERATING INCOME       8,602     7,746     8,384    3.1    2.9    3.4
                             --------- --------- ---------  ------ ------ ------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                  31,908    28,346    28,446   11.4   10.6   11.6

PROVISION FOR INCOME TAXES
  (Note 8)                      10,898     8,753     8,885    3.9    3.3    3.6
                             --------- --------- ---------  ------ ------ ------

NET INCOME                   $  21,010 $  19,593 $  19,561  % 7.5  % 7.3  % 8.0
                             ========= ========= =========  ====== ====== ======

EARNINGS PER SHARE (Note 12) $    2.58 $    2.34 $    2.24
                             ========= ========= =========

          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (In thousands of dollars)


                                                   1999       1998       1997
                                                ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................   $ 21,010   $ 19,593  $ 19,561
  Items with different cash requirements
    than that reflected in net income -
      Depreciation and amortization ...........     10,637     10,533     8,798
      (Gain) on sales of securities ...........     (1,497)    (1,423)     (948)
      (Gain)/loss on sales of assets ..........       (112)       432      (427)
      Others ..................................       (407)        48       197
  Changes in operating assets and liabilities -
      Receivables .............................        773     (1,806)    3,947
      Deferred subscription revenue ...........       (859)      (349)    2,445
      Payables and accrued liabilities ........     (1,182)     1,663       642
      Postretirement benefits .................      1,023      3,786     2,133
      Deferred income taxes ...................      1,827     (4,275)   (1,530)
      Deferred selling expenses ...............        866      1,658       465
      Inventories .............................        (52)       441       (47)
      Other assets and liabilities-net ........       (209)       240      (111)
                                                  --------   --------   --------

Net cash provided from operating activities ...     31,818     30,541    35,125
                                                  --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures
    Acquisition of a business
       (net of $750 cash acquired) ............       --      (18,289)      --
    Purchases of equipment and furnishings ....     (2,803)    (4,272)   (5,670)
    Capitalized software ......................     (6,642)      --         --
    Building improvements .....................       (328)      (170)     (256)
    Proceeds from sales of assets .............      1,120         96       201
    Purchase of publishing assets .............     (2,526)      (132)     (185)
                                                  --------   --------   --------

    Net cash used for capital expenditures ....    (11,179)   (22,767)   (5,910)
                                                  --------   --------   --------


                                                                     (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (In thousands of dollars)


                                                   1999       1998       1997
                                                ---------- ---------- ----------
  Securities investments
    Proceeds from sales and maturities ......    57,142      75,267      58,075
    Purchases ...............................   (59,880)    (82,127)    (66,824)
                                                --------    --------    --------

    Net cash used for securities investments     (2,738)     (6,860)     (8,749)
                                                --------    --------    --------

Net cash used for investing activities ......   (13,917)    (29,627)    (14,659)
                                                --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of capital stock to employees .......     6,493       5,727       5,313
  Purchases of treasury stock ...............   (12,816)    (14,702)    (15,568)
  Dividends paid ............................   (10,637)    (10,101)     (9,688)
  Borrowings ................................      --        15,000        --
  Repayment of borrowings ...................      --        (1,000)       --
                                                --------    --------    --------

Net cash used for financing activities .......  (16,960)     (5,076)    (19,943)
                                                --------    --------    --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .....................        941      (4,162)        523

CASH AND CASH EQUIVALENTS, beginning of year     15,259      19,421      18,898
                                                --------    --------    --------


CASH AND CASH EQUIVALENTS, end of year .....   $ 16,200    $ 15,259    $ 19,421
                                                ========    ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                            $    1,063    $     678     $     41
  Income taxes paid                             8,973       13,627        9,490

NONCASH INVESTING ACTIVITIES- Acquisition:
  Fair value of assets acquired                          $  26,628
  Cash paid for capital stock                              (19,039)
                                                         =========
  Liabilities assumed                                    $   7,589
                                                         =========


          See accompanying notes to consolidated financial statements.




                             THE BUREAU OF NATIONAL AFFAIRS, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                   (In thousands of dollars)
                                             Comprehensive     Capital      Additional                                 Accum. Other
                                                 Income         Stock        Paid-In        Retained     Treasury      Comprehensive
                                               (Note 13)        Issued       Capital        Earnings      Stock            Income
                                           ----------------   ----------   -----------    ------------  -----------    -------------
BALANCE, January 1, 1997 ....                                   $11,912        $31,772      $50,369      $(23,178)     $ 1,250

 Net Income .................                    $ 19,561            --             --       19,561            --           --
  Other Comprehensive Income, net of tax:
    Unrealized gain on marketable securities        1,778            --             --           --            --        1,778
    Currency translation adjustment                    30            --             --           --            --           30
                                                 --------
  Comprehensive Income .......                   $ 21,369
                                                 ========
  Sales of Class A treasury shares to employees                      --          3,896           --         1,417           --
  Repurchases of shares ......                                       --             --           --       (15,568)          --
  Cash dividends--$1.10 per share                                    --             --       (9,688)           --           --
                                                                --------       --------      -------       ------        -----

 BALANCE, December 31, 1997 ..                                    11,912         35,668      60,242       (37,329)       3,058

 Net Income .................                   $ 19,593             --             --       19,593            --           --
 Other Comprehensive Income, net of tax:
   Unrealized (loss) on marketable securities        (45)            --             --           --            --          (45)
   Currency translation adjustment                    (2)            --             --           --            --           (2)
                                                --------
 Comprehensive Income .......                   $ 19,546
                                                ========

 Sales of Class A treasury shares to employees                       --          4,114           --         1,613           --
 Repurchases of shares ......                                        --             --           --       (14,702)          --
 Cash dividends--$1.20 per share                                     --             --      (10,101)           --           --
                                                                --------       --------     -------        ------        -----
 BALANCE, December 31, 1998 ..                                    11,912         39,782      69,734       (50,418)       3,011

 Net Income .................                  $  21,010             --             --       21,010            --           --
 Other Comprehensive Income, net of tax:
   Unrealized (loss) on marketable securities     (5,883)            --             --           --            --       (5,883)
   Currency translation adjustment                    15             --             --           --            --           15
                                               ---------
 Comprehensive Income .......                  $  15,142
                                               =========

 Sales of Class A treasury shares to employees                       --           4,639           --        1,854           --
 Repurchases of shares ......                                        --             --            --      (12,816)          --
 Cash dividends--$1.30 per share                                     --             --       (10,637)          --           --
                                                                --------        -------     --------     --------      -------
 BALANCE, December 31, 1999 ..                                  $ 11,912        $44,421     $ 80,107     $(61,380)     $(2,857)
                                                                ========        =======     ========     ========      =======

             See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



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


(2)      ACQUISITIONS AND DISPOSITIONS

In August 1999, the Company sold BNA Communications Inc. (BNAC), a media-based training enterprise. The sales price was $2.1 million, and consisted of cash and royalty receivables. The sale resulted in an after-tax loss of $188,000. BNAC's revenues were $2,262,000 in 1999 (prior to the sale), $4,597,000 in 1998, and $5,274,000 in 1997; operating expenses were $2,460,000 in 1999, $4,736,000 in 1998, and $5,130,000 in 1997.

During 1999, the Company purchased  subscriber lists from other publishers.
The total cost was $3,085,000, consisting of $2,526,000 in cash and the balance in assumed liabilities. The cost was assigned to subscription lists.

In January 1998, the Company acquired all of the outstanding stock of Institute of Management and Administration, Inc. (IOMA), a newsletter publisher. The acquisition was accounted for as a purchase, and accordingly, IOMA's financial results have been included with those of the Company since the acquisition date. IOMA was acquired for $19 million in cash, partially financed with a $15 million bank loan. A portion of the cost was assigned to subscription lists, which are being amortized over three years. The majority of the cost was assigned to goodwill, which is being amortized over 35 years.

The  following   unaudited  pro  forma   information  for  1997  summarizes
consolidated results of operations of the Company and IOMA as if the acquisition had occurred at the beginning of 1997. Revenues, $255,920,000; Net Income, $18,058,000; and Earnings per share, $2.07. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, amortization of goodwill and customer lists, and certain other adjustments, together with related income tax effects.

(3)      RECOGNITION OF REVENUES AND SELLING EXPENSES

Subscription revenues and related field selling expenses are deferred and amortized over the subscription terms, which are primarily one year. Deferred subscription revenue is classified on the balance sheet as a current liability; however, the cost to fulfill the Company's subscription obligation will be substantially less than the liability amount shown. Software revenues are recognized at the time of shipment, net of a reserve for returns. Advertising expenses were $11,963,000 in 1999, $10,666,000 in 1998 and $5,488,000 in 1997.


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

Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                     1999       1998       1997
                                                   -------    -------    -------
Service cost benefits earned during the year ....  $ 4,689    $ 4,415   $ 3,862
Interest cost ...................................    6,514      6,249     5,769
Expected return on plan assets during the year .. (7,058) (6,372) (5,651) Recognized net actuarial loss and amortization of
  transition assets and prior service costs .....     (164)       (50)     (101)
                                                   -------    -------    -------
Net pension expense .............................  $ 3,981    $ 4,242   $ 3,879
                                                   =======    =======    =======

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

Other postretirement benefits expense is recorded in accordance with financial reporting standards which require that the present value of these benefits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                    1999       1998       1997
                                                  -------    -------    -------
Service cost benefits earned during the year ..   $ 2,004    $ 1,927    $ 1,659
Interest cost .................................     2,889      2,800      2,609
Expected return on plan assets during the year       (539)      (240)      --
Recognized net actuarial gain .................      (734)      (655)      (793)
Amortization of prior service cost ............       (55)       (55)       (55)
                                                  -------    -------    -------
Other postretirement benefits expense .........   $ 3,565    $ 3,777    $ 3,420
                                                  =======    =======    =======





                                                                     (Continued)

The following table sets forth the changes in benefits obligations and assets, the funded status of the plans, and the liabilities recognized in the Company's Consolidated Balance Sheets as of December 31 (in thousands of dollars, except percentages):

                                                           Other Postretirement
                                           Pension Benefits        Benefits
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------
Change in benefit obligation:
Benefit obligation--January 1 ....       $ 95,494  $ 84,426  $ 44,008  $ 40,785
Service cost .....................          4,689     4,415     2,004     1,927
Interest cost ....................          6,514     6,249     2,889     2,800
Actuarial (gain)/loss ............        (12,251)    8,212    (3,718)     (373)
Plan amendment ...................           --      (1,364)     --         --
Benefits paid ....................         (5,678)   (6,444)   (1,311)   (1,131)
                                         --------- --------- --------- ---------
Benefit obligation--December 31 ..         88,768    95,494    43,872    44,008
                                         --------- --------- --------- ---------

Change in plan assets:

Fair value of plan assets--January 1 ...   84,728    81,146     6,378     3,000
Actual return on plan assets ...........   10,205     9,921     1,036       378
Employer contribution ..................     --        --       5,000     3,000
Benefits paid ..........................   (5,549)   (6,339)     --         --
                                         --------  --------  --------- ---------
Fair value of plan assets--December 31 .   89,384    84,728    12,414     6,378
                                         --------  --------  --------- ---------
Projected benefit obligation in excess of
  plan assets ..........................     (615)   10,766    31,458    37,630

Unrecognized transition asset ..........    1,127     1,502      --         --
Unrecognized net gain ..................   22,536     6,994    16,750    13,264
Unrecognized prior service cost ........      (69)     (137)      394       464
                                         --------  --------  --------- ---------
Accrued liability ......................    22,979   19,125    48,602    51,358
  Less current portion .................       143      129     1,311     1,124
                                          -------- --------  --------- ---------
Long-term portion ......................  $ 22,836 $ 18,996  $ 47,293  $ 50,234
                                          ======== ========  =========  ========

Assumed discount rate                         7.5%      6.5%      7.5%      6.5%
Assumed rate of compensation increase         5.0%      5.0%      ---       ---
Expected long term rate of return on
 assets                                       8.5%      8.0%      8.5%      8.0%

Plan assets include equity securities, fixed income securities, and temporary investments. The benefit obligations as of December 31, 1999 have been calculated by an independent actuary.

The Company's funding practice with respect to pension benefits is to contribute amounts which, at a minimum, satisfy ERISA requirements. No contributions were allowed in 1999 or 1998 due to Internal Revenue Service funding limitations. The Company contributed $872,000 in 1997. The Company's policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust. The Company contributed $5 million to the VEBA in 1999 and $3 million in 1998 and 1997.

The December 31, 1999 postretirement benefit obligation was determined using an assumed health care cost trend rate of 5 percent in 2000, and 4.5 percent per year thereafter over the projected payout period of the benefits. A one percent increase in the assumed health care cost trend rate for each year would increase the year-end postretirement benefit obligation by $7.4 million and the 1999 postretirement benefit expense by $1 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $6 million and the postretirement benefit expense by $.8 million.

                                                                     (Continued)

In addition, some acquired subsidiaries have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Pension expense for these plans was $1,126,000 in 1999, $1,001,000 in 1998, and $946,000 in 1997.

The Company also has a cash profit sharing plan based on operating profit, as defined, covering employees of the Parent and certain subsidiaries. Profit sharing expense was $2,262,000 in 1999, $1,968,000 in 1998, and $2,087,000 in
1997.


 (5)     INVESTMENTS AND INVESTMENT INCOME

Cash and investments were as follows (in thousands of dollars):

                                            December 31,
                                       -----------------------
                                         1999           1998
                                       --------       --------
Cash and cash equivalents .....        $ 16,200       $ 15,259
Short-term investments ................   4,120         25,715
Marketable securities ................. 121,670        104,838
                                       --------       --------

Total .......................          $141,990       $145,812
                                       ========       ========

Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed-income investments, maturing in one year or less. Marketable securities consist of fixed-income securities maturing in more than one year and equity securities.

Investment income consisted of the following (in thousands of dollars):

                                                   1999        1998        1997
                                                  -------     -------     ------
Interest income ............................      $6,561      $6,096      $5,380
Dividend income ............................       1,458       1,558       1,688
Net gain on sales of securities ............       1,497       1,423         948
                                                  ------      ------      ------
Total ......................................      $9,516      $9,077      $8,016
                                                 =======     =======     =======

Proceeds from the sales and maturities of securities were $57,142,000, $75,267,000, and $58,075,000 in 1999, 1998, and 1997, respectively. Gross realized gains and (losses) from these sales were $1,587,000 and $(90,000) in 1999, $1,614,000 and $(191,000) in 1998, and $1,096,000 and $(148,000) in 1997.
The specific identification method is used in computing realized gains and losses.

                                                                     (Continued)

The Company's investment securities have been classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                          Gross       Gross
                           Amortized   Unrealized  Unrealized     Fair
December 31, 1999             Cost        Gains       Losses      Value
-----------------         -----------  ----------  ----------  -----------
Equity securities ......   $ 11,131    $     70    $   (946)   $  10,255
Municipal bonds ........    103,806         525      (4,019)     100,312
Corporate debt .........     15,163         266        (206)      15,223
                           --------    --------    ---------   ---------
Total ..................   $130,100    $    861    $ (5,171)   $ 125,790
                           ========    ========    =========   =========
December 31, 1998

Equity securities ......   $ 19,927    $  1,474    $    --     $  21,401
Municipal bonds ........     93,035       3,411        (162)      96,284
Corporate debt .........     12,851          38         (21)      12,868
                           --------    --------    ---------    --------
Total ..................   $125,813    $  4,923    $   (183)   $ 130,553
                           ========    ========    =========   =========

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 1999 were as follows (in thousands of dollars):
                                                    Amortized           Fair
                                                       Cost             Value
                                                   -----------       -----------
Within one year ..........................           $  4,119           $  4,120
One through five years ...................             22,352             22,156
Five through ten years ...................             25,164             24,630
Over ten years ...........................             65,484             62,514
                                                     --------           --------

Total ....................................           $117,119           $113,420
                                                   ===========        ==========

         In addition, the Company held mutual bond fund investments (amortized cost; $1,851,000, fair value; $2,115,000) with no single maturity date.

(6)      OTHER INCOME (EXPENSE)

Other income (expense) was comprised of the following (in thousands of dollars):

                                                      1999       1998      1997
                                                     ------     ------    ------
Gain on sales of publishing assets .............     $ 569      $  --      $ 420
Loss on sale of BNAC ...........................      (283)        --         --
Gain (loss) on disposals of other property
   and equipment ...............................      (174)      (432)         7
                                                     -----      -----      -----

Total ..........................................     $ 112      $(432)     $ 427
                                                     ======    =======   =======

                                                                     (Continued)

(7)      GOODWILL

Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amortization of $5,992,000 in 1999 and $5,090,000 in 1998.

Goodwill acquired before mandatory amortization rules, in the amount of $634,000, is not being amortized because, in management's opinion, it has continuing value. Other goodwill is amortized on a straight-line basis, over periods not exceeding forty years. Amortization expense was $902,000 for 1999, $881,000 for 1998, and $313,000 for 1997.

The recoverability of goodwill is evaluated periodically to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its book value, and records impairments when appropriate. If any impairment has occurred, goodwill will be written down to its fair value.


(8)      INCOME TAXES

The total income tax expense (benefit) was allocated as follows (in thousands of dollars):

                                                  1999        1998        1997
                                                --------    --------    --------
Income Statement Provision for Income Taxes ...$ 10,898    $  8,753    $  8,885
Stockholders' Equity--Change in:
Unrealized gain (loss) on marketable securities  (3,167)        (24)        957
Foreign currency translation adjustment .......       8          (1)         16
                                                --------    --------    --------

Total .........................................$  7,739    $  8,728    $  9,858
                                                ========    ========    ========

The provision for income taxes consisted of the following (in thousands of dollars):

                               1999        1998        1997
                           --------    --------    --------
Taxes currently payable:
   Federal .............   $  8,352    $ 11,296    $  9,158
   State and local .....        850       1,732       1,257
                           --------    --------    --------

                              9,202      13,028      10,415
                           --------    --------    --------
Deferred tax provision:
   Federal .............      1,017      (2,811)       (927)
   State and local .....        679      (1,464)       (603)
                           --------    --------    --------

                              1,696      (4,275)     (1,530)
                           --------    --------    --------

Total ..................   $ 10,898    $  8,753    $  8,885
                           ========    ========    ========


                                                                     (Continued)

Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                                     Percent of Pretax Income
                                                  ------------------------------
                                                   1999        1998        1997
                                                  ------      ------      ------

Federal statutory rate .....................       35.0%       35.0%       35.0%
State and local income taxes, net of
  federal income tax benefit ...............        3.1         0.6         1.4
Goodwill amortization and other
  nondeductible expenses ...................        2.1         2.0         1.2
Tax exempt interest exclusion ..............       (5.0)       (5.3)       (4.9)
Dividends received exclusion ...............       (1.0)       (1.4)       (1.5)
                                                   ----        ----        ----

Total ......................................       34.2%       30.9%       31.2%
                                                  ======      ======      ======

         The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                         December 31,
                                                     --------------------
                                                       1999        1998
                                                     --------    --------
Deferred tax assets:
   Other postretirement benefits ................   $ 19,496    $ 20,814
   Pension expense .............. ...............      9,378       7,889
   Inventories ..................................      1,825       2,161
   Annual leave .................................      2,084       1,867
   Tax loss carryforwards .......................        946       1,337
   Others .......................................      3,082       3,402
                                                     --------    --------

Total deferred tax assets .......................     36,811      37,470
                                                     --------    --------

Deferred tax liabilities:
   Deferred selling expenses ....................     (8,092)     (8,584)
   Depreciation .................................     (1,815)     (2,219)
   Others .......................................     (2,130)     (3,225)
                                                     --------    --------

Total deferred tax liabilities ..................    (12,037)    (14,028)
                                                     --------    --------

Net deferred tax assets .........................   $ 24,774    $ 23,442
                                                     ========    ========

         To the extent not utilized, the tax loss carryforwards expire in 2001 through 2012. In the opinion of management, based on expected future earnings and available tax planning strategies, it is more likely than not that the deferred tax assets will be realized in future years, and no valuation allowance is necessary.

(9)      OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

                                                        1999            1998
                                                     ---------       ---------
Receivables:
   Customers .................................       $ 40,706        $ 41,166
   Others ....................................          4,675           4,482
   Allowance for doubtful accounts ...........         (1,451)         (1,714)
                                                     ---------       ---------

Total ..............................                 $ 43,930        $ 43,934
                                                     =========       =========

   (Continued)

                                                        1999            1998
                                                     ---------       ---------
Inventories:
   Materials and supplies ....................       $  3,178        $  3,251
   Work in process ...........................            313             460
   Finished goods ............................          1,216           1,288
                                                     ---------       ---------

Total ........................................       $  4,707        $  4,999
                                                     =========       =========

Inventories are valued at the lower of cost (principally average cost method) or market.

                                                        1999            1998
                                                     ---------       ---------
Property and Equipment (at cost):
   Land ........................................     $  4,250        $  4,250
   Buildings and improvements ..................       49,695          49,367
   Furniture, fixtures, and equipment ..........       58,976          61,285
   Accumulated depreciation ....................      (72,810)        (70,111)
                                                     ---------       ---------

Total ..........................................     $ 40,111        $ 44,791
                                                     =========       =========

The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements, and 3 to 10 years for furniture, fixtures, and equipment. Depreciation expense was $7,114,000 in 1999, $7,657,000 in 1998, and $7,358,000
in 1997. Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                                          1999             1998
                                                       --------        ---------
Other assets:
   Amortizable assets--
     Software ..................................         $ 7,018         $ 1,109
     Customer lists ............................           4,210           2,764
     Film production costs .....................            --               739
     Lease commissions .........................             206             253
     State information database ................            --             1,000
     Others ....................................              54              32
                                                         -------         -------

                                                          11,488           5,897
Other receivables ..............................           1,114             262
                                                         -------         -------

Total ..........................................         $12,602         $ 6,159
                                                        ========        ========

During 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, the Company capitalized $6.6 million of such costs in 1999.

Amortizable assets are expensed evenly over their respective estimated lives, ranging from 3 to 10 years. Amortization expense for these assets was $2,621,000 in 1999, $1,995,000 in 1998, and $1,127,000 in 1997. Accumulated amortization for customer lists was $3,577,000 in 1999 and $1,953,000 in 1998.

                                                                     (Continued)

                                                             1999          1998
                                                           -------        ------
Payables and accrued liabilities:
   Accounts payable ................................       $16,820       $18,300
   Employee compensation and benefits ..............        13,953        13,826
   Postretirement benefits .........................         1,446         1,253
   Income taxes ....................................           578           522
                                                           -------       -------

Total ..............................................       $32,797       $33,901
                                                           =======       =======

(10)     LONG-TERM DEBT

Long-term debt outstanding at December 31, 1999 was $14 million. Half of the outstanding principal is due in 2003 and the remainder in 2004. The operative interest rate on the loan is the London Interbank Offered Rate plus .2%; the average rate was 5.52% for 1999 and 5.88% for 1998. The current rate, effective through March 13, 2000, is 6.32%.

The Company has a $1,500,000 unsecured line of credit. As of December 31, 1999, $500,000 of the line had been used to secure a letter of credit.


(11)     COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable operating leases for office space, equipment, and vehicles. Total rent expense was $6,222,000 in 1999, $5,671,000 in 1998, and $4,786,000 in 1997.

As of December 31, 1999, future minimum lease payments under non-cancelable operating leases were as follows: 2000 - $6,003,000; 2001 - $5,260,000; 2002 -
$4,937,000; 2003 - $4,836,000; 2004 - $4,067,000; thereafter - $9,005,000. These amounts are net of sub-lease income of $175,000 in 2000.

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.


 (12)    STOCKHOLDERS' EQUITY

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 1999 and 1998, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000, respectively.

The Company's commitment to employee ownership is supported by its policy to repurchase all stock tendered by stockholders that is in excess of employee stock plan purchases. Stock repurchases have ranged from $12.8 to $15.6 million over the last three years, a level that can be expected to continue. In addition, the majority of the outstanding Class C stock, with a market value of $9,965,000 at December 31, 1999, is expected to be tendered in 2003.

                                                                     (Continued)

Treasury share transactions were as follows:

                                                  Treasury Stock Shares
                                           Class A       Class B      Class C
                                         ----------    ----------    ---------

Balance, January 1, 1997 .............    2,887,760        84,459        91,657

Sales of shares to employees .........     (185,961)         --            --
Repurchases of shares ................      114,189       408,999        11,266
Conversions of Class A shares to Class
   B shares ..........................      143,773      (143,773)         --
                                         ----------    ----------    ----------

Balance, December 31, 1997 ...........    2,959,761       349,685       102,923

Sales of shares to employees .........     (174,405)         --            --
Repurchases of shares ................       76,059       265,932       104,154
Conversions of Class A shares to Class
   B shares ..........................      108,241      (108,241)         --
                                         ----------    ----------    ----------

Balance, December 31, 1998 ...........    2,969,656       507,376       207,077

Sales of shares to employees .........     (175,547)         --            --
Repurchases of shares ................       80,069       257,788         4,788
Conversions of Class A shares to Class
   B and Class C shares ..............      131,304      (128,428)       (2,876)
                                         ----------    ----------    ----------

Balance, December 31, 1999 ...........    3,005,482       636,736       208,989
                                         ==========    ==========    ===========


Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 8,158,816 in 1999, 8,367,904 in 1998, and 8,733,778 in 1997.

The differences between amortized cost and fair value of the Company's investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity. Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reflected, net of taxes, as a component of Stockholders' Equity.


(13)     OTHER COMPREHENSIVE INCOME

Comprehensive income encompasses all changes in Stockholders' Equity except those arising from transactions with shareholders, and includes net income and other comprehensive income.

                                                                     (Continued)

         Elements of other comprehensive income are shown below:

                                                     1999       1998       1997
                                                   --------   --------   -------

Unrealized holding gains (losses) on securities
  arising during the year ......................   $(7,553)   $ 1,354    $ 3,683
Less reclassification adjustment for amounts
  included in net income .......................     1,497      1,423        948
                                                   -------    -------    -------
                                                    (9,050)       (69)     2,735
Less income taxes ..............................    (3,167)       (24)       957
                                                   -------    -------    -------
Net unrealized gains(losses) ...................    (5,883)       (45)     1,778
                                                   -------    -------    -------

Currency translation adjustment ................        23         (3)        46
Less income taxes ..............................         8         (1)        16
                                                   -------    -------    -------
Net currency translation adjustment ............        15         (2)        30
                                                   -------    -------    -------

Other comprehensive income .....................   $(5,868)   $   (47)   $ 1,808
                                                   =======    =======    =======



(14)     SEGMENTS AND RELATED INFORMATION

Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics. The Company has two primary operating segments, Publishing and Printing.

Publishing operations consist primarily of the creation, production and marketing of legal and regulatory and general business advisory information, in print and electronic formats. Publishing aggregates the operations of the Parent with Tax Management Inc., and also includes the Parent's other publishing subsidiaries. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries. Printing includes the operations of The McArdle Printing Co., Inc.

The All Other segment includes the operations prior to its sale in 1999 of BNA Communications Inc., a media-based training enterprise. Intersegment revenues approximate current market prices. The Company did not derive ten percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have ten percent or more of its assets in foreign locations.

Operating segment information is presented below:

                                                            All
Year Ended December 31, 1999       Publishing  Printing    Other      Total
----------------------------       ---------   --------   --------  --------
Revenues from external customers   $259,919   $ 18,716    $ 2,262   $280,897
Intersegment revenues ..........       --       15,022        --      15,022
Operating profit (loss) ........     21,253      2,251       (198)    23,306
Investment income ..............      9,845         53        --       9,898
Interest expense ...............      1,026        353         29      1,408
Income tax expense(benefit) ....     10,262        715        (79)    10,898
Net income (loss) ..............     20,022      1,136       (148)    21,010
Assets .........................    307,946     19,077        --     327,023
Depreciation and amortization ..      9,417      1,060        160     10,637
Capital expenditures ...........     12,188        568        129     12,885

                                                                     (Continued)

                                                            All
Year Ended December 31, 1998       Publishing  Printing    Other      Total
----------------------------       ---------   --------   --------  --------

Revenues from external customers   $247,709   $ 16,523    $ 4,597   $268,829
Intersegment revenues ..........       --       15,073        --      15,073
Operating profit (loss) ........     18,845      1,894       (139)    20,600
Investment income ..............      9,468         45        --       9,513
Interest expense ...............        899        419         17      1,335
Income tax expense(benefit) ....      8,245        559        (51)     8,753
Net income (loss) ..............     18,840        864       (111)    19,593
Assets .........................    311,268     17,617      2,704    331,589
Depreciation and amortization ..      9,107      1,053        373     10,533
Capital expenditures ...........     28,237        439        563     29,239

                                                            All
Year Ended December 31, 1997       Publishing  Printing    Other      Total
----------------------------       ---------   --------   --------  --------

Revenues from external customers   $225,561   $ 13,226    $ 5,274   $244,061
Intersegment revenues ..........       --       16,052        --      16,052
Operating profit ...............     18,844      1,074        144     20,062
Investment income ..............      8,427         28        --       8,455
Interest expense ...............         59        408         31        498
Income tax expense .............      8,595        284          6      8,885
Net income .....................     19,044        410        107     19,561
Assets .........................    288,106     18,230      2,741    309,077
Depreciation and amortization ..      7,339        882        577      8,798
Capital expenditures ...........      4,614      2,926        160      7,700


         Reconciliation of items differing from consolidated totals are shown below:

                                                    1999      1998        1997
                                                 ---------  --------   ---------

Total investment income for reportable segments  $   9,898  $  9,513   $  8,455
Elimination of intersegment investment income .       (382)     (436)      (439)
                                                 ---------  --------   ---------
  Consolidated investment income ..............  $   9,516  $  9,077   $  8,016
                                                 =========  ========   =========

Total interest expense for reportable segments   $   1,408  $  1,335   $    498
Elimination of intersegment interest expense ..       (382)     (436)      (439)
                                                 ---------  --------   ---------
  Consolidated interest expense ...............  $   1,026  $    899   $     59
                                                 =========  ========   =========

Total assets for reportable segments ..........  $ 327,023  $331,589   $309,077
Elimination of intersegment assets ............     (4,295)   (7,140)    (8,177)
                                                 ---------  --------   ---------
  Consolidated assets .........................  $ 322,728  $324,449   $300,900
                                                 =========  ========   =========

          SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (In Thousands of Dollars)


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
                                   --------------------
                                   Charged   Charged to
                       Balance at  to Costs    Other                    Balance
                       Beginning     and     Accounts--  Deductions--  at End of
     Description       of Period   Expenses   Describe     Describe     Period
--------------------------------------------------------------------------------

VALUATION ACCOUNTS
DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:
----------------------

Allowance for Doubtful
  Accounts Receivable:
 Year ended
   December 31, 1999    $ 1,714   $ 738      $ 146(a)    $ 855 (b)    $ 1,415
 Year ended
   December 31, 1998      1,576     876         51(a,c)    837 (b)      1,714
 Year ended
   December 31, 1997      1,658     841        107(a)      816 (b)      1,576




Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.

(b)    Net accounts written off.

(c)    Includes $30 acquired with IOMA.

PART II


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1999 or through the date of this Form 10K.


PART III


Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 1999. Such information is incorporated herein by reference.


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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K

                  The following documents are filed as part of this report.

(a)(1)   Financial Statements:                                        Page

                  Report of Independent Auditors                       21

                  Consolidated Balance Sheets as of December 31,       22
                  1999 and 1998.

                  Consolidated Statements of Income, Consolidated      24
                  Statements of Cash Flows, and Consolidated
                  Statements of Changes in Stockholders' Equity for each of the years ended December 31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements           28


   (2)   Financial Statement Schedule:

                  Report of Independent Auditors as to the             24
                   financial statement schedule

         V        Valuation and Qualifying Accounts and Reserves       40


               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits:

          3.1     Certificate of Incorporation, as amended***

          3.2     By laws, as amended*

         11 Statement re: Computation of Per Share Earnings is contained in the 1999 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page 40 of this Form 10-K.

         22       Subsidiaries of the Registrant.*

         28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 15, 2000**

         28.2 Annual Report on Form 11-K related to the BNA 401(k) Plan for the fiscal year ended December 31, 1999.*

         *        Filed herewith.

         ** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 1999.

         *** Incorporated by reference to the Company's 1993 Form 10-K, Commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                  Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)               Reports on Form 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.


                   By:    __________________________________
                          Paul N. Wojcik, Chief Executive Officer

                   Date: __________________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


By:   s/Paul N. Wojcik                        By:s/George J. Korphage
      ----------------                        -----------------------
      Paul N. Wojcik,                         George J. Korphage,
      President and Chief Executive           Vice President and Chief Financial
      Officer                                 Officer
      Director                                (Chief Accounting Officer)
                                              Director

Date: March 8, 2000                      Date: March 8, 2000
      --------------                           --------------


By: s/William A. Beltz          3/8/00       By:s/Frederick A. Schenck   3/8/00
    ------------------          -------      -------------------------   -------
    William A. Beltz            Date         Frederick A. Schenck         Date
    Chairman of the Board of Directors       Director

By: s/Richard H. Cornfield      3/8/00       By:s/Mary P. Swords         3/8/00
    -------------------------   -------      ----------------------      -------
    Richard H . Cornfield        Date        Mary P. Swords               Date
    Director                                 Director

By: s/Sandra C. Degler          3/8/00       By:s/Daniel W. Toohey 3/8/00
    ----------------------      -------      ---------------------       -------
    Sandra C. Degler             Date        Daniel W. Toohey             Date
    Director                                 Director

By: s/Kathleen D. Gill          3/8/00       By:s/Loene Trubkin          3/8/00
    ------------------          -------      ------------------          -------
    Kathleen D. Gill             Date        Loene Trubkin                Date
    Director                                 Director

By: s/John E. Jenc              3/8/00       By:s/Robert L.Velte         3/8/00
    ------------------          -------      --------------------        -------
    John E. Jenc                 Date        Robert L. Velte              Date
    Director                                 Director

By: s/Eileen Z. Joseph          3/8/00       By:s/Dean M. Zadak          3/8/00
    ------------------          -------      ------------------          -------
    Eileen Z. Joseph             Date        Dean M. Zadak                Date
    Director                                 Director

By: s/Gregory C. McCaffery      3/8/00
    ----------------------      -------
    Gregory C. McCaffery         Date
    Director

                                 EXHIBIT INDEX


Sequential Page
Number                     Exhibit Description                        Number

 3.1            Certificate of Incorporation, as amended               ***

 3.2            By laws, as amended                                     52

11              Statement re: Computation of Per Share Earnings
                is contained in the 1999 Consolidated Financial
                Statements in the Notes to Consolidated Financial
                Statements, Note 12, "Stockholders' Equity,"            36

22              Subsidiaries of the Registrant                         160

28.1            Proxy Statement for the Annual Meeting of
                Stockholders to be held on April 15, 2000               **

28.2            Annual Report on Form 11-K related to the
                BNA 401(k) Plan for the fiscal year
                ended December 31, 1999.                               161


          ** The Definitive Proxy Statement is expected to be filed with the SEC within 120 days of December 31, 1999.

          *** Incorporated by reference to the Company's 1993 Form 10K, commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.


      46   Intentionally left blank
      47   Intentionally left blank
      48   Intentionally left blank
      49   Intentionally left blank
      50   Intentionally left blank
      51   Intentionally left blank

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

     (c)<F194> The Audit Committee of the Board of Directors shall consist of no fewer than three members of the Board of Directors elected annually by a majority of the Board of Directors at the Directors' meeting immediately following the annual meeting of stockholders. The Committee shall consist, so far as possible, of non-employee directors and in no case shall an operating officer of the Corporation be elected to serve as a member of the Committee. Immediately following election of the Committee, the Board of Directors shall elect one of its members to serve as chairman of the Committee.<F227>

     The duties and functions of the Audit Committee shall be as specified in the Audit Committee Charter, which shall be adopted by the Board of Directors and shall be reviewed by the Board annually.<F228>

     (d)<F195> Other committees designated by the Board of Directors shall have such powers as may be specifically delegated to them by resolution of the Board.

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

     The exchange of Class A stock for Class B stock shall be on a share for share basis.<F126>

5.  Form of Certificates; Uncertificated Shares <F229>

     (a) The certificates of stock of the Corporation shall, as to each class of stock, be numbered consecutively and shall be entered in the books of the Corporation as they are issued. Each certificate shall exhibit the holder's name and the number of shares of stock represented thereby, and shall be signed by the President or a Vice-President, and by either the Secretary, the Treasurer, the Assistant Secretary or the Assistant Treasurer.

     (b) All shares of the Corporation's Class A, Class B, and Class C stock issued on and after March 25, 2000, shall be uncertificated shares; any shares of the Corporation's Class A, Class B, and Class C stock issued prior to that date shall become uncertificated upon the stockholder's surrender to the Corporation of the certificate representing such shares. Any holder of uncertificated shares shall be entitled, upon request, to a certificate representing those shares.

6.  Transfer of Stock

     (a) Except as provided in<F64> Paragraph 7 of this Section and in Sections X and XI,<F16> no shares of Class A and Class B<F65> stock may be transferred or pledged without the written consent or authorization of the Board of Directors or of such officer as may be designated by it to grant such consent or authorization.

     (b) All transfers of stock of the Corporation represented by certificates shall be made upon its books by the person named in the certificate or by his lawfully constituted representative, and upon surrender of the certificate for cancellation; transfers of stock represented by uncertificated shares shall be made by the person named in the Corporation's records or by his or her lawfully constituted representative, without the need for a surrender of the certificate.
<F230> For purposes of this Paragraph 6(b) and Article IV, Section 1A, Paragraph
16 of the Corporation's Certificate of Incorporation, a transfer of stock registered in Transfer on Death form that occurs upon the death of the holder thereof shall be deemed to be made by the person named in the certificate, or by the person named in the Corporation's record, provided that the Corporation has received an affidavit of the personal representative of the deceased owner's estate or such other proof of death of the deceased owner as may be satisfactory to the Secretary of the Corporation.<F222>

     (c) The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable or other claims to or interest in such shares on the part of any person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Delaware.

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

    (j) "Offers to Buy"

     Eligible officers and<F137> employees may at any time before the forty-second<F202> day preceding the close of the then current Plan submit to the Trustee "offers to buy" shares of the Class A stock<F66> of the Corporation.<F48> Such "offers to buy" shall be satisfied at the price of stock currently established, and shall become void at the end of the current stock plan.<F226>

     Stock may be sold by the Trustee in satisfaction of "offers to buy" whenever he has stock available for sale after the satisfaction of all claims arising from those who have authorized payroll deductions for purchase of stock:
PROVIDED, however, that no treasury or unissued stock shall be issued to satisfy such "offers to buy" except at the following settlement dates: (1) the day next preceding the record date for the regular annual stockholders' meeting and (2) the day next preceding the date six months after such record date.

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

              "(ii) No person shall be obligated or required to accept preferred stock in exchange for common stock. Any person qualified under sub- paragraph
(b)(i) above to receive preferred stock in exchange for common stock who elects to exercise such right of exchange shall so notify the Secretary of the Corporation in writing within sixty (60) days after the occurrence of the event which gave rise to such right: Provided, That the said sixty (60) days' period for notification shall begin to run upon distribution with respect to an exchange involving common stock distributed to a qualified person under a stock bonus plan of the Corporation.<F14>"

Footnote 62 <F62>

     Paragraph 3 as amended by directors' resolution of 12/6/58. Previously read as follows: "3. Consideration for Common Stock. - The common stock of the corporation shall be issued for money only, at such price as the Board of Directors may from time to time prescribe by resolution, except as issued pursuant to the provisions of a stock bonus plan of the Corporation.<F15>



Footnote  63 <F63>

     Paragraph 4 as amended by directors' resolution of 12/6/58, except as to subsequent changes noted by the indicated footnotes. Originally read as follows:
"4. Rate of Exchange of Preferred Stock for Common Stock. The exchange of preferred stock for common stock shall be at the rate of one share of preferred stock for each ten dollars ($10.00) of the then current repurchase price of common stock so exchanged, as specified in Paragraph 9 of this Section."

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

Footnote 226 <F226>

     As amended by directors' resolution of 9/9/99, to eliminate the "unlimited" offer to buy, and to specify that all offers become void at the end of each current stock plan.

Footnote 227 <F227>

     As amended by directors' resolution of 11/11/99, to specify that the Audit Committee shall consist of "no fewer than" three members (previously read, "three to five members") and to eliminate the sentence that read, "No member of the Committee shall serve as chairman for more than two consecutive years."


Footnote 228 <F228>

     As amended by directors' resolution of 11/11/99, to specify that all duties and functions of the Audit Committee will be delineated in the Audit Committee charter, and to eliminate a provision specifying how vacancies on the Audit Committee will be filled.

Footnote 229 <F229>

    As amended by directors' resolution of 3/9/00, to provide for uncertificated shares of the Corporation's stock.

Footnote 230 <F230>

    As amended by directors' resolution of 3/9/00, to provide for transfers of uncertificated shares of stock.

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

BNA Holdings Inc.                Delaware     100% owned by Registrant

Institute of Management
  and Administration, Inc.       New York     100% owned by Registrant


     (a) Tax Management Inc. owns 100% of TM Holding Company Inc., a Delaware corporation.

                   SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 11-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 2-28286, as exhibit 28.2

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

     THE BNA 401(k) PLAN

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

     The Bureau of National Affairs, Inc.
     1231 25th Street, N. W.
     Washington, D. C. 20037

     Index to form 11-K:

     Financial Statements -
     Report of Independent Auditors                               164
     Statements of Net Assets Available for Benefits
          December 31, 1999 and 1998                              165
     Statements of Changes in Net Assets Available
          for Benefits - Years Ended December 31, 1999,
          1998, and 1997                                          166
     Notes to Financial Statements - December 31, 1999,
          1998, and 1997                                          167
     Financial Statement Schedules                                169

SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Deferred Stock Purchase Plan Administrative Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                  THE BNA DEFERRED STOCK PURCHASE PLAN


                  Date     March 22, 2000


                  By       s/G. Christopher Cosby
                           ----------------------
                           G. Christopher Cosby
                           Chairman of the Administrative Committee

                               THE BNA 401(k) PLAN

                               Financial Statements

                            December 31, 1999 and 1998

                    (With Independent Auditors' Report Thereon)

Independent Auditors' Report



         The Administrative Committee of
         The BNA 401(k) Plan:

         We have audited the accompanying statements of net assets available for benefits of The BNA 401(k) Plan (the Plan) as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999 and 1998, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                   s\ KPMG LLP
                                                   -----------
                                                   KPMG LLP

         Washington, D.C.
         February 22, 2000

                                     THE BNA 401(k) PLAN

                       STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  DECEMBER 31, 1999 AND 1998


                                                        1999          1998
                                                    -----------   -----------
Investments, at fair value (Note 2):
BNA Common Stock ................................   $59,251,218   $50,851,964
Mutual Funds ....................................     3,954,433          --
Participant notes receivable ................. ..       403,271          --
Cash and cash equivalents .......................       523,799       427,292
                                                    -----------   -----------



    Net assets available for benefits ...........   $64,132,721   $51,279,256
                                                    ===========   ===========







                           See accompanying notes to financial statements.

                               THE BNA 401(k) PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                               1999         1998         1997
                                           -----------   ----------   ----------
Additions to net assets attributed to:
Investment income
  Dividends (Note 1) ....................  $ 2,062,992  $ 1,731,842  $ 1,515,099
  Interest ..............................       20,450       15,957       13,057
  Net appreciation in fair value of
    of investments (Note 2):
    BNA Common Stock ....................    7,609,875    6,116,389    3,782,258
    Mutual Funds ........................      316,574         --           --
                                           -----------   ----------   ----------

                                            10,009,891    7,864,188    5,310,414

Contributions by participants (Note 1)
  Salary Reduction ......................    5,784,213    4,100,333    3,939,638
  Rollovers..............................      977,513         --           --
                                           -----------   ----------   ----------

 Total additions ........................   16,771,617   11,964,521    9,250,052
                                           -----------   ----------   ----------

Deductions from net assets attributed to:
Distributions to participants (Note 1) ..    3,917,663    3,228,940    2,793,141
Administrative costs (Note 3) ...........          489          237          226
                                           -----------   ----------   ----------

 Total deductions .......................    3,918,152    3,229,177    2,793,367
                                           -----------   ----------   ----------

   Net increase .........................   12,853,465    8,735,344    6,456,685

Net assets available for benefits:
   Beginning of year ....................   51,279,256   42,543,912   36,087,227
                                           -----------   ----------   ----------

   End of year ..........................  $64,132,721  $51,279,256  $42,543,912
                                           ===========  ===========  ===========








                           See accompanying notes to financial statements.

                               THE BNA 401(k) PLAN

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



(1)      SUMMARY DESCRIPTION OF PLAN

         The following description of the BNA 401(k) Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

         The Plan is a contributory benefit plan sponsored by The Bureau of National Affairs, Inc. (the "Company"), for the benefit of employees of the Company and certain of its subsidiaries. The Plan was established in 1982 with an effective date of January 1, 1983, and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan is designed to provide benefits to participants or their beneficiaries, and encourages savings through investments in the Company's common stock and, effective January 1, 1999, various other investment options.

         Employees are eligible to participate in the Plan upon completion of thirty days of service. To participate, eligible employees authorize the Company to contribute, on their behalf, a salary reduction amount that is up to 15% of their compensation for the Plan year, subject to certain ceiling limitations provided in the Plan, by tax laws, and by ERISA. Effective January 1, 1999, the Plan also accepts rollover contributions from a previous employer for the benefit of new participants.

         Two trusts have been established by the Plan, one (the BNA Stock Trust) for holding Company stock, and one (the Mutual Fund Trust) for holding all other investments. The trusts maintain separate accounts for each participant in the Plan. These accounts are credited with the participants' contributions and Plan earnings, and may be charged with certain administrative expenses. Participants' accounts are fully vested. Distributions can be made in the event of retirement, death, qualifying hardships, or other severance of service. If upon terminating employment, a participant's account value exceeds $5,000; the participant may opt to delay distribution until reaching age 65.

         An administrative committee appointed by the Company's Board of Directors acts as administrator of the Plan. An officer of the Company serves as the Trustee of the BNA stock trust. Charles Schwab, Inc., is the trustee of the Mutual Fund trust.

(2)      INVESTMENTS

         Upon enrollment in the Plan, a participant may direct contributions to any of ten investment options. Participants may change their investment options as desired. Investment options include the shares of the Company's common stock, a stable value fund, and eight mutual funds of registered investment companies that invest in various asset mixes of common stocks, debt securities, and/or money market securities.

                                                                     (Continued)

                               THE BNA 401(k) PLAN

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


         The Plan's investments are stated at fair value. Shares of the registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Participant notes receivable are valued at cost which approximates fair value. The fair value of the Company's common stock is set by the Company's Board of Directors semiannually for the Stock Purchase and Transfer Plan (SPTP). The Plan values its investments in the Company's stock at the price used for SPTP trades. BNA Common Stock represented five percent or more of net assets available for Plan benefits as of December 31, 1999 and 1998.

         The Company's Class A Common Stock, which is voting, may only be purchased by employees with a full year of service. Former employees and, in some cases, their beneficiaries may hold Class A Common Stock for up to three years. The Company's Class B Common Stock is issued to employees in exchange for Class A Common Stock upon their retirement. The Company's Class C Common Stock is issued in exchange for Class A Common Stock to employees of any subsidiary, upon disposition of the subsidiary. The Trust may convert Class A Common Stock for cash, or exchange it for Class B or Class C Common Stock, if necessary to comply with the above ownership restrictions.

         Effective January 1, 1999, participants may borrow from their fund accounts a minimum of $1,000 up to a maximum of $50,000. Loan terms range from one to five years. The loans are secured by the balance in the participant's account and bear interest at the Prime rate plus one percent, as determined at the loan's inception. The current interest rate is 9.75%. Principal and interest is paid through regular payroll deductions. Loans and loan repayments are treated as Plan asset transfers, not as distributions and contributions.

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

                               THE BNA 401(k) PLAN

           Line 27a -- Schedule of Assets Held for Investment Purposes
                                December 31, 1999



                                                                         Fair
             Identity and description of investment        Cost         Value
            -----------------------------------------  -----------   -----------


            Cash and Cash Equivalents
            Charles Schwab Stable Value Fund * .....   $   495,673   $   495,673
            Cash ...................................        28,126        28,126
                                                       -----------   -----------
            Total Cash and Cash Equivalents ........       523,799       523,799
  Shares                                               -----------   -----------
1,519,262   BNA Common Stock * .....................    33,454,037    59,251,218
                                                       -----------   -----------

            Mutual Funds
    8,147   Accessor Small to Mid Cap Portfolio ....       203,873       223,169
    6,978   BT International Equity Fund ...........       176,018       223,098
   15,536   PIMCO Total Return Fund ................       157,871       153,804
    9,862   T Rowe Price Personal Strategy-Balanced        159,324       160,160
   25,473   T Rowe Price Personal Strategy-Growth ..       482,359       496,217
    5,674   T Rowe Price Personal Strategy-Income ..        75,220        73,929
   16,104   Torray Fund ............................       667,979       713,584
   14,117   Vanguard Index Trust 500 Portfolio .....     1,751,282     1,910,472
                                                       -----------   -----------
            Total Mutual Funds .....................     3,673,926     3,954,433
                                                       -----------   -----------
            Participant Notes Receivable ...........       403,271       403,271
                                                       -----------   -----------


            Total Investments ......................   $38,055,033   $64,132,721
                                                       ===========   ===========



                        * Party-in-Interest to the Plan

                          THE BNA 401(k) PLAN.

                Line 27d -- Schedule of Reportable Transactions
                        For Year Ended December 31, 1999


                                                            Current
                                                             Value
 Identity                                                 Of Asset on
 Of Party    Description   Price     Selling    Cost of   Transaction
 Involved     of Asset    Purchase    Price      Asset       Date      Net Gain
----------- ------------ ---------- ---------- ---------- ----------- ----------

 Bureau of    150,547    $5,567,885    ---     $5,567,885 $5,567,885    ---
 National      Shares
 Affairs,   Common Stock
   Inc.

 Bureau of    126,931        ---    $4,778,506 $2,565,402 $4,778,506  $2,213,104
 National      Shares
 Affairs,   Common Stock
   Inc.













   Note: The  items  listed  above   represent   transactions  or  a  series  of
         transactions, which are in excess of 5% of the market value of Plan assets, at January 1, 1999, ($2,563,963) and are reportable under
         Section 2520.103.6 of Chapter XXV of the Department of Labor Employee Retirement Income Security Act annual reporting requirements.