Form 10-Q
period 2000-03-25
BUREAU OF NATIONAL AFFAIRS INC
filed 2000-05-08
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 25, 2000
                     -----------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period                       to
                         -------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2000 was 3,510,780 Class A common shares, 4,286,668 Class B common shares, and 296,847 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 25, 2000 and MARCH 27, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       12 Weeks Ended
                                              ----------------------------------
                                              March 25, 2000      March 27, 1999
                                              --------------      --------------

OPERATING REVENUES                            $      62,799       $      61,202
                                              --------------      --------------

OPERATING EXPENSES:
   Editorial, production, and distribution           34,443              33,930
   Selling                                           13,426              13,571
   General and administrative                        10,371               9,536
   Profit sharing                                       394                 402
                                              --------------      --------------
                                                     58,634              57,439
                                              --------------      --------------
OPERATING PROFIT                                      4,165               3,763
                                              --------------      --------------

NON-OPERATING INCOME:
   Investment Income                                  2,269               1,805
   Interest Expense                                    (271)               (198)
   Other Expense                                        --                   (1)
                                              --------------      --------------

TOTAL NON-OPERATING INCOME                            1,998               1,606
                                              --------------      --------------

INCOME BEFORE PROVISION FOR INCOME TAXES              6,163               5,369
PROVISION FOR INCOME TAXES                            1,960               1,716
                                              --------------      --------------

NET INCOME                                            4,203               3,653

OTHER COMPREHENSIVE INCOME (EXPENSE)                    583                (697)
                                              --------------      --------------

COMPREHENSIVE INCOME                          $       4,786       $       2,956
                                              ==============      ==============


EARNINGS PER SHARE                            $         .52       $         .44
                                              ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING               8,066,811           8,221,504
                                              ==============      ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 25, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                 March 25,          December 31,
                ASSETS                             2000                 1999
--------------------------------------        ------------          ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $    29,597           $    16,200
   Short-term investments, at fair value            9,122                 4,120
   Receivables (net of allowance for
    doubtful accounts of $1,248 in 2000
    and $1,451 in 1999)                            32,583                43,930
   Inventories, at lower of average
    cost or market                                  4,608                 4,707
   Prepaid expenses                                 3,567                 4,372
   Deferred selling expenses                       20,463                20,668
                                              ------------          ------------

   Total current assets                            99,940                93,997
                                              ------------          ------------

MARKETABLE SECURITIES                             122,695               121,670
                                              ------------          ------------
PROPERTY AND EQUIPMENT - at cost:
   Land                                             4,250                 4,250
   Building and improvements                       49,695                49,695
   Furniture, fixtures and equipment               59,329                58,976
                                              ------------          ------------
                                                  113,274               112,921
   Less-Accumulated depreciation                   74,466                72,810
                                              ------------          ------------

   Net property and equipment                      38,808                40,111
                                              ------------          ------------

DEFERRED INCOME TAXES                              26,772                26,548
                                              ------------          ------------

GOODWILL                                           27,592                27,800
                                              ------------          ------------

OTHER ASSETS                                       15,677                12,602
                                              ------------          ------------

    Total assets                              $   331,484           $   322,728
                                              ============          ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 25, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)



                                                 March 25,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2000                 1999
--------------------------------------        ------------          ------------
CURRENT LIABILITIES:
   Accounts payable                           $    16,636           $    16,820
   Employee compensation and
    benefits payable                               15,191                15,399
   Income taxes payable                             2,748                   578
   Deferred income taxes                            1,684                 1,774
   Deferred subscription revenue                  126,777               126,938
   Dividends payable                                5,666                   ---
                                              ------------          ------------

   Total current liabilities                      168,702               161,509

LONG TERM DEBT                                     14,000                14,000

POSTRETIREMENT BENEFITS, less current portion      71,277                70,129

OTHER LIABILITIES                                   4,882                 4,887
                                              ------------          ------------

   Total liabilities                              258,861               250,525
                                              ------------          ------------

STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
       shares; issued 6,478,864 shares              6,479                 6,479
      Class B - Nonvoting; authorized
       5,300,000 shares; issued 4,926,973 shares    4,927                 4,927
      Class C - Nonvoting; authorized
       1,000,000 shares; issued 506,336 shares        506                   506
      Additional paid-in capital                   45,753                44,421
      Retained earnings                            78,644                80,107
      Treasury stock at cost - 3,817,878 shares
       in 2000 and 3,851,207 in 1999              (61,412)              (61,380)
      Elements of comprehensive income:
       Net unrealized (loss) on
        marketable securities                      (2,217)               (2,802)
       Foreign currency translation adjustment        (57)                  (55)
                                              ------------          ------------

   Total stockholders' equity                      72,623                72,203
                                              ------------          ------------

   Total liabilities and stockholders' equity  $  331,484           $   322,728
                                              ============          ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 25, 2000 and MARCH 27, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)



                                                           12 Weeks Ended
                                              ----------------------------------
                                              March 25, 2000      March 27, 1999
                                              --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $       4,203       $       3,653
  Items with different cash requirements
   than reflected in net income--
      Depreciation and amortization                   2,799               2,537
      (Gain) on sales of securities                    (295)                (97)
      Others                                           (248)               (145)
  Changes in operating assets and liabilities--
      Receivables                                    11,550              10,401
      Deferred subscription revenue                  (1,161)               (592)
      Payables and accrued liabilities               (1,518)             (1,875)
      Postretirement benefits                         1,148               1,612
      Deferred income taxes                            (629)               (920)
      Deferred selling expenses                         205                 200
      Inventories                                        99                   4
      Other assets and liabilities--net                 703                 843
                                              --------------      --------------

Net cash provided from operating activities          16,856              15,621
                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
      Capitalized software                             (837)               (771)
      Purchase of customer lists                     (2,200)                 --
      Purchase of equipment and furnishings            (458)               (575)
                                              --------------      --------------

Net cash used for capital expenditures               (3,495)             (1,346)
                                              --------------      --------------

Securities investments
      Proceeds from sales and maturities             10,897              13,400
      Purchases                                     (12,161)             (9,603)
                                              --------------      --------------

Net cash provided from (used for)
 securities investments                              (1,264)              3,797
                                              --------------      --------------

Net cash provided from (used for)
 investing activities                                (4,759)              2,451
                                              --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of capital stock to employees              1,895               1,043
      Purchases of treasury stock                      (595)             (1,079)
                                              --------------      --------------

Net cash provided from (used for)
 financing activities                                 1,300                 (36)
                                              --------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            13,397              18,036

CASH AND CASH EQUIVALENTS, beginning of period       16,200              15,259
                                              --------------      --------------

CASH AND CASH EQUIVALENTS, end of period      $      29,597       $      33,295
                                              ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
      Interest paid                           $          388      $         203
      Income taxes paid                                  421                131

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000
                                   (UNAUDITED)

NOTE 1:  General

         The information in this report has not been audited. Results for the twelve weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

         Notes contained in the 1999 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 1999 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories

         Inventories consisted of the following (in thousands):

                                                  March 25,         December 31,
                                                    2000                1999
                                                ------------        ------------

         Materials and supplies                 $     3,020         $     3,178
         Work in process                                359                 313
         Finished goods                               1,229               1,216
                                                ------------        ------------
                                                $     4,608         $     4,707
                                                ============        ============

NOTE 3:   Stockholders' Equity

         Treasury   stock  as  of  March  25,  2000  and   December   31,  1999,
respectively, consisted of: Class A, 2,968,084 and 3,005,482 shares; Class B, 640,305 and 636,736 shares; and Class C, 209,489 and 208,989 shares.

NOTE 4:   Segment Information

                                                       12 Weeks Ended
                                              ----------------------------------
                                                 3/25/00              3/27/99
                                              ------------          ------------
Revenues from External Customers:
     Publishing                               $    58,152           $    56,596
     Printing                                       4,647                 3,774
     All Other                                        ---                   832
                                              ------------          ------------

          Total                               $    62,799           $    61,202
                                              ============          ============

Intersegment Printing Revenues                $     3,695           $     3,525
                                              ============          ============

                                       -7-
NOTE 4:   Segment Information, Continued

                                                        12 Weeks Ended
                                              ----------------------------------
                                                 3/25/00               3/27/99
                                              ------------          ------------
Operating Profit:
     Publishing                               $     3,406           $     3,528
     Printing                                         759                   363
     All Other                                        ---                  (128)
                                              ------------          ------------

          Total                               $     4,165           $     3,763
                                              ============          ============

                                     PART I

Item 2.       Management's Discussion and Analysis of Results of
                  Operations and Financial Position

         It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 1999 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 1999 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

FORWARD-LOOKING STATEMENTS
--------------------------

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

RESULTS OF OPERATIONS
---------------------

Twelve weeks 2000 compared to twelve weeks 1999
-----------------------------------------------


         BNA's financial performance continued to improve in 2000's first quarter. Revenues, operating profit, net income, and earnings per share all registered solid growth compared to 1999's first quarter results.

         Consolidated revenues were $62.8 million in the first quarter of 2000. Operating expenses were up 2.1 percent, and the operating profit rose 10.7 percent due to improved printing segment results. Net income was $4.2 million for the first quarter, a 15.1 percent increase over 1999. Earnings per share were up 18.2 percent, to $.52, reflecting higher net income and fewer outstanding shares. Excluding the financial results of BNA Communications, which was sold in 1999, revenues grew 4.0 percent.

         Publishing revenues rose 2.7 percent over the prior year's first quarter. Parent and Tax Management's combined subscription and online revenues increased by just 2.0 percent, primarily because of revenue declines of environment and safety products, but year-to-year comparisons were also negatively affected by a large one-time receipt of online royalties in 1999. IOMA grew its revenues 15.5 percent, mainly through recently launched or acquired products. Total revenues of the other publishing units were up nearly 2 percent and are expected to improve throughout the year. Publishing operating expenses were up 3.2 percent. Operating profit for the Publishing segment was $3.4 million, compared to $3.5 million last year.

         Printing segment total revenues were up 14.3 percent over 1999, reflecting a 23.1 percent growth in commercial sales and a 4.8 percent increase in intersegment revenues. Sales to external customers increased due to more business from existing customers and the addition of new customers. Intersegment revenues are expected to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were up 9.3 percent, including higher selling expenses related to increased external sales. Operating profit increased to $759,000 compared to $363,000 achieved in last year's first quarter.

         Non-operating income was $392,000 higher in 2000 due to higher investment income. Other comprehensive income reflected an unrealized holding gain on investment securities in 2000 and an unrealized holding loss in 1999.


         Revenue growth by launching new products, by increasing and strengthening our sales channels, and by making strategic acquisitions remains the Company's primary strategy for increasing profitability. New products for 2000 include WTO REPORTER and CLASS ACTION LIABILITY REPORT. Tax products continue to sell well and the new Web reference products launched last year are among the top new sales products for this year. Sales of BNA's ENVIRONMENT
LIBRARY ON THE WEB, in particular, have been strong, and we expect the environment and safety line to strengthen as a result. In addition, IOMA recently acquired the assets of ProPub, a publisher of compensation newsletters and guides, for $2.2 million in cash plus the assumption of related deferred subscription liabilities.

         Important system work continues to move forward, although never as quickly as we would like. Major projects include the completion of the first phases of the BNA Web Delivery system and an e-commerce hub system for BNA products, and the conversion of the customer information system to a more flexible database which will allow for the many enhancements needed to support today's business.

FINANCIAL POSITION
------------------

         Cash provided from operating activities was $16.9 million in the first twelve weeks of 2000, compared to $15.6 million for the first twelve weeks of 1999. Customer receipts increased 4.1 percent and operating expenditures increased 3.0 percent from 1999. Cash used for investing activities totaled $4.8 million, reflecting $1.3 million in capital expenditures, a $2.2 million purchase of publishing assets, and a $1.3 million increase in the non-cash equivalent investments. During the quarter, sales of capital stock, net of repurchases, amounted to $1.3 million.

         With over $161 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial borrowing capacity based on its operating cash flows and real estate equity.

                                     PART II

Item 1   Legal Proceedings

         There were no material legal proceedings during the first twelve weeks of 2000.

Item 2   Change in Securities

         There were no changes in securities.

Item 3   Defaults upon Senior Securities

         There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Securities Holders

         The annual meeting for stockholders' was held April 15, 2000. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

         Results of the election of directors and voting on the stockholder proposal are included in the attached excerpts from a letter to stockholders dated April 17, 2000.

Item 5   Other Information

         No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended March 25, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                The Bureau of National Affairs, Inc.
                                ------------------------------------
                                Registrant




May 5, 2000                     s\ Paul N. Wojcik
----------------                -------------------------------------
Date                            Paul N. Wojcik
                                President and Chief Executive Officer




May 5, 2000                     s\ George J. Korphage
----------------                ------------------------------------------
Date                            George J. Korphage
                                Vice President and Chief Financial Officer

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
CYNTHIA J. BOLBACH                                                  202-452-4580
CORPORATE SECRETARY                                             Fax:202-452-4226
                                                         E-mail:cbolbach@bna.com
April 17, 2000


Dear BNA Stockholder:

     At the annual meeting of stockholders held April 15, 2000, the following individuals were elected as members of the Corporation's Board of Directors for the ensuing year: Thomas W. Ball, William A. Beltz, Eunice L. Bumgardner, Richard H. Cornfield, Sandra C. Degler, Jack Jenc, Eileen Z. Joseph, George J. Korphage, Gregory C. McCaffery, David P. McFarland, Frederick A. Schenck, Daniel
W. Toohey, Loene Trubkin, Robert L. Velte, and Paul N. Wojcik. The proposal submitted by a shareholder, requesting the Board of Directors to retain a qualified independent advisor for the purpose of soliciting offers to acquire the company by sale or merger, and to promptly take action on the resulting offers consistent with its responsibilities under applicable law, was defeated.

     The following table provides pertinent statistical data on the election for directors and on the voting on the proposal. As of the record date of March 25, 2000, there were 3,510,977 shares outstanding. The total number of shares voted was 3,142,314.

                              ELECTION OF DIRECTORS

                             Stockholder Candidates
                             ----------------------

Name                                                          Shares Voted For
--------------------                                          ------------------
George J. Korphage                                                2,058,128
William A. Beltz                                                  1,971,711
Sandra C. Degler                                                  1,863,053
David P. McFarland                                                1,750,092
Gregory C. McCaffery                                              1,745,294
Richard H. Cornfield                                              1,592,122
Paul N. Wojcik                                                    1,497,910
Eunice L. Bumgardner                                              1,415,955
Eileen Z. Joseph                                                  1,375,705
Robert L. Velte                                                   1,365,872
Thomas W. Ball                                                    1,323,216
Jack Jenc                                                         1,320,632


Dean M. Zadak                                                     1,273,619
Pat Swords                                                        1,263,251
Chet A. Benash                                                    1,236,287
James R. Schneble                                                   934,946


                            Nonstockholder Candidates
                            -------------------------

Loene Trubkin                                                     1,462,314
Frederick A. Schenck                                              1,350,767
Daniel W. Toohey                                                  1,311,994

                                    PROPOSAL
                                    --------

Shareholder Proposal: To request the Board of Directors to (1) promptly retain a qualified independent advisor, such as a leading investment banking firm, for the purpose of soliciting offers to acquire the company by sale or merger, and
(2) promptly take action on the resulting offers consistent with its responsibilities under applicable law.

Shares Voted For                                                  1,363,518
Shares Voted Against                                              1,758,996
Shares Abstaining                                                    19,800


     At the meeting of the Board of Directors held immediately after the stockholders' meeting, the following officers were elected: William A. Beltz, Chairman of the Board; Sandra C. Degler, Vice Chairman of the Board; Paul N. Wojcik, President and Chief Executive Officer; Jacqueline M. Blanchard, Vice President for Human Resources; Eunice L. Bumgardner, Vice President and General Counsel; Daniel C. Horsey, Vice President and Chief Technology Officer; George
J. Korphage, Vice President for Accounting & Finance and Chief Financial Officer; Gregory C. McCaffery, Vice President and Editor-in-Chief; Pat Swords, Vice President for Sales and Marketing; Robert L. Velte, Vice President for Strategic Development; Cynthia J. Bolbach, Corporate Secretary; Gilbert S. Lavine, Treasurer; and Paul A. Blakely, Assistant Treasurer.

     The Board unanimously adopted the following resolution reaffirming the commitment to employee ownership:

              RESOLVED, that the Board of Directors fully endorses and reaffirms the first corporate objective, which is "to continue ownership by employees only and to encourage the widest possible participation because our experience demonstrates the success of employee ownership in encouraging excellent team performance, and in providing a fair distribution of rewards for that performance," and
              FURTHER RESOLVED, that the Chairman of the Board and/or the President of the Corporation is hereby directed to refer all inquiries concerning the availability of the Corporation for acquisition to the full Board of Directors for appropriate consideration and response in light of that corporate objective.

     Finally, any stockholder proposal intended to be presented at the 2000 annual meeting, and to be included in BNA's proxy statement relating to that meeting, must be received by me on or before November 24, 2000.

                                                       Cordially,
                                                       s\ Cynthia J. Bolbach
                                                       ---------------------
                                                       Cynthia J. Bolbach