Form 10-Q
period 2000-06-17
BUREAU OF NATIONAL AFFAIRS INC
filed 2000-07-31
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 17, 2000
                     -----------------------------------------------------------
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of June 17, 2000 was 3,454,408 Class A common shares, 4,134,013 Class B common shares, and 294,827 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 24-WEEKS ENDED JUNE 17, 2000 and JUNE 19, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       24 Weeks Ended
                                              ----------------------------------
                                              June 17, 2000        June 19, 1999
                                              --------------       -------------
OPERATING REVENUES                            $     128,601        $    123,903

OPERATING EXPENSES:
   Editorial, production, and distribution           70,221              68,838
   Selling                                           28,159              27,992
   General and administrative                        20,859              19,315
   Profit sharing                                       788                 746
                                              --------------       -------------
                                                    120,027             116,891
                                              --------------       -------------
       OPERATING PROFIT                               8,574               7,012
                                              --------------       -------------

NON-OPERATING INCOME:
   Investment Income                                  4,324               4,094
   Interest Expense                                    (513)               (394)
   Other Income (Expense)                               (27)                653
                                              --------------       -------------

TOTAL NON-OPERATING INCOME                            3,784               4,353
                                              --------------       -------------

INCOME BEFORE PROVISION FOR INCOME TAXES             12,358              11,365
PROVISION FOR INCOME TAXES                            3,893               3,604
                                              --------------       -------------

NET INCOME                                            8,465               7,761

OTHER COMPREHENSIVE INCOME (EXPENSE)                    482              (2,152)
                                              --------------       -------------

COMPREHENSIVE INCOME                          $       8,947        $      5,609
                                              ==============       =============

EARNINGS PER SHARE                            $        1.06        $        .95
                                              ==============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING               7,998,300           8,196,114
                                              ==============       =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 12-WEEKS ENDED JUNE 17, 2000 and JUNE 19, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       12 Weeks Ended
                                              ----------------------------------
                                              June 17, 2000        June 19, 1999
                                              --------------       -------------
OPERATING REVENUES                            $      65,802        $     62,701
                                              --------------       -------------

OPERATING EXPENSES:
   Editorial, production, and distribution           35,778              34,908
   Selling                                           14,733              14,421
   General and administrative                        10,488               9,779
   Profit sharing                                       394                 344
                                              --------------       -------------
                                                     61,393              59,452
                                              --------------       -------------
       OPERATING PROFIT                               4,409               3,249
                                              --------------       -------------

NON-OPERATING INCOME:
   Investment Income                                  2,055               2,289
   Interest Expense                                    (242)               (196)
   Other Income (Expense)                               (27)                654
                                              --------------       -------------

TOTAL NON-OPERATING INCOME                            1,786               2,747
                                              --------------       -------------

INCOME BEFORE PROVISION FOR INCOME TAXES              6,195               5,996
PROVISION FOR INCOME TAXES                            1,933               1,888
                                              --------------       -------------

NET INCOME                                            4,262               4,108

OTHER COMPREHENSIVE INCOME (EXPENSE)                   (101)             (1,455)
                                              --------------       -------------

COMPREHENSIVE INCOME                          $       4,161        $      2,653
                                              ==============       =============


EARNINGS PER SHARE                            $         .54        $        .51
                                              ==============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING               7,953,787           8,178,448
                                              ==============       =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 17, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)




                                                 June 17,           December 31,
                ASSETS                             2000                 1999
--------------------------------------        ------------          ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $    11,824           $    16,200
   Short-term investments, at fair value            9,102                 4,120
   Receivables (net of allowance for
    doubtful accounts of $1,415 in 2000
    and $1,451 in 1999)                            36,735                43,930
   Inventories, at lower of average
    cost or market                                  4,892                 4,707
   Prepaid expenses                                 3,042                 4,372
   Deferred selling expenses                       20,144                20,668
                                              ------------          ------------

   Total current assets                            85,739                93,997
                                              ------------          ------------

MARKETABLE SECURITIES                             120,217               121,670
                                              ------------          ------------
PROPERTY AND EQUIPMENT - at cost:
   Land                                             4,250                 4,250
   Building and improvements                       49,764                49,695
   Furniture, fixtures and equipment               59,767                58,976
                                              ------------          ------------
                                                  110,781               112,921
   Less-Accumulated depreciation                   72,947                72,810
                                              ------------          ------------

   Net property and equipment                      37,834                40,111
                                              ------------          ------------

DEFERRED INCOME TAXES                              27,210                26,548
                                              ------------          ------------

GOODWILL                                           27,384                27,800
                                              ------------          ------------

OTHER ASSETS                                       15,767                12,602
                                              ------------          ------------

    Total assets                              $   314,151           $   322,728
                                              ============          ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      June 17, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)



                                                 June 17,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2000                 1999
--------------------------------------        ------------          ------------
CURRENT LIABILITIES:
   Accounts payable                           $    15,726           $    16,820
   Employee compensation and
    benefits payable                               15,800                15,399
   Income taxes payable                               268                   578
   Deferred income taxes                            1,560                 1,774
   Deferred subscription revenue                  121,921               126,938
                                              ------------          ------------

   Total current liabilities                      155,275               161,509

LONG TERM DEBT                                     14,000                14,000

POSTRETIREMENT BENEFITS, less current portion      72,042                70,129

OTHER LIABILITIES                                   4,967                 4,887
                                              ------------          ------------

   Total liabilities                              246,284               250,525
                                              ------------          ------------

STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
      Class A - Voting; Authorized 6,700,000
       shares; issued 6,478,864 shares              6,479                 6,479
      Class B - Nonvoting; authorized
       5,300,000 shares; issued 4,926,973 shares    4,927                 4,927
      Class C - Nonvoting; authorized
       1,000,000 shares; issued 506,336 shares        506                   506
      Additional paid-in capital                   46,892                44,421
      Retained earnings                            82,906                80,107
      Treasury stock at cost - 4,028,925 shares
       in 2000 and 3,851,207 in 1999              (71,468)              (61,380)
      Elements of comprehensive income:
       Net unrealized (loss) on
        marketable securities                      (2,349)               (2,802)
       Foreign currency translation adjustment        (26)                  (55)
                                              ------------          ------------

   Total stockholders' equity                      67,867                72,203
                                              ------------          ------------

   Total liabilities and stockholders' equity  $  314,151           $   322,728
                                              ============          ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 17, 2000 and JUNE 19, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                            24 Weeks Ended
                                                  ------------------------------
                                                  June 17, 2000    June 15, 1999
                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  8,465        $  7,761
Items with different cash requirements
 than reflected in net income--
      Depreciation and amortization                       5,646           4,705
      (Gain) on sales of securities                        (402)           (622)
      (Gain) loss on sales of assets                         31            (653)
      Others                                               (110)           (373)
Changes in operating assets and liabilities--
      Receivables                                         8,711          11,082
      Deferred subscription revenue                      (6,017)         (3,499)
      Payables and accrued liabilities                     (885)         (3,904)
      Postretirement benefits                             1,913           2,848
      Deferred income taxes                              (1,137)         (1,704)
      Deferred selling expenses                             524             476
      Inventories                                          (185)            146
      Other assets and liabilities--net                   1,523            (992)
                                                  -------------    -------------

Net cash provided from operating activities              18,077          15,271
                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
      Capitalized software                               (1,884)         (3,610)
      Purchase of publishing assets                      (2,255)         (2,235)
      Purchase of equipment and furnishings              (1,094)           (937)
      Building Improvements                                 (76)            (97)
      Proceeds from sales of property                        36             477
                                                  -------------    -------------

Net cash used for capital expenditures                   (5,273)         (6,402)
                                                  -------------    -------------

Securities investments
      Proceeds from sales and maturities                 13,837          34,180
      Purchases                                         (17,734)        (18,560)
                                                  -------------    -------------

Net cash provided from (used for)
 securities investments                                  (3,897)         15,620
                                                  -------------    -------------

Net cash provided from (used for)
 investing activities                                    (9,170)          9,218
                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of capital stock to employees                  3,476           2,648
      Purchases of treasury stock                       (11,093)         (5,380)
      Dividends paid                                     (5,666)         (5,347)
                                                  -------------    -------------

Net cash provided from (used for)
 financing activities                                   (13,283)         (8,079)
                                                  -------------    -------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (4,376)         16,410

CASH AND CASH EQUIVALENTS, beginning of period           16,200          15,259
                                                  -------------    -------------

CASH AND CASH EQUIVALENTS, end of period               $ 11,824        $ 31,669
                                                  =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
      Interest paid                                    $    523        $    386
      Income taxes paid                                   5,251           4,261

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 17, 2000
                                   (UNAUDITED)

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

NOTE 2:  Inventories

         Inventories consisted of the following (in thousands):

                                                  June 17,         December 31,
                                                    2000                1999
                                                ------------        ------------

         Materials and supplies                 $     3,193         $     3,178
         Work in process                                506                 313
         Finished goods                               1,193               1,216
                                                ------------        ------------
                                                $     4,892         $     4,707
                                                ============        ============

NOTE 3:   Stockholders' Equity

         Treasury stock as of June 17, 2000 and December 31, 1999, respectively, consisted of: Class A, 3,024,456 and 3,005,482 shares; Class B, 792,960 and 636,736 shares; and Class C, 211,509 and 208,989 shares.

NOTE 4:   Segment Information

                                       12 Weeks Ended         24 Weeks Ended
                                     6/17/00    6/19/99    6/17/00    6/19/99
                                    ---------  --------   ---------  ---------
Revenues from External Customers:
     Publishing                     $ 59,770   $ 56,849   $117,922   $113,445
     Printing                          6,032      5,088     10,679      8,862
     All Other                            --        764         --      1,596
                                    --------   --------   --------   --------
          Total                     $ 65,802   $ 62,701   $128,601   $123,903
                                    ========   ========   ========   ========

Intersegment Printing Revenues      $  3,397   $  3,594   $  7,092   $  7,119
                                    ========   ========   ========   ========

                                       12 Weeks Ended         24 Weeks Ended
                                     6/17/00    6/19/99    6/17/00    6/19/99
                                    ---------  --------   ---------  ---------
Operating Profit:
     Publishing                     $  3,571   $ 2,592    $  6,977   $  6,120
     Printing                            838       827       1,597      1,190
     All Other                            --      (170)         --       (298)
                                    ---------  --------   ---------  ---------
          Total                     $  4,409   $ 3,249    $  8,574   $  7,012
                                    =========  ========   =========  =========

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

RESULTS OF OPERATIONS

Twenty-four weeks 2000 compared to twenty-four weeks 1999


         BNA's financial performance in the first half of 2000 continued to show business growth and strong profit gains. Revenues, operating profit, net income, and earnings per share all registered solid increases over last year's comparable figures.

         Consolidated revenues of $128.6 million were up 3.8 percent over the prior year, reflecting growth in both of BNA's operating segments. Operating expenses increased just 2.7 percent, resulting in a 22.3 percent increase in operating profit. Net income rose 9.1 percent to $8.5 million. Earnings per share were up 11.6 percent due to higher net income and fewer outstanding shares. Excluding the financial results of BNA Communications, which was sold in 1999, revenues grew 5.1 percent and operating expenses were up 4.4 percent.

         Publishing revenues rose 3.9 percent to $117.9 million. BNA and Tax Management's combined subscription and online revenues, which constituted 83 percent of total publishing revenues, increased 2.6 percent, reflecting continued strong growth in tax products and a persistent contraction in environment and safety products' revenues. IOMA revenues grew over 16 percent due to new and acquired products. Total revenues of the other publishing units were up 7.7 percent. Publishing operating expenses increased 3.4 percent. Operating profit for the Publishing segment increased 14 percent to $7.0 million.

         Printing segment total revenues of $17.8 million were up 11.2 percent over 1999, reflecting a 20.5 percent increase in revenues from external customers, but a 0.4 percent decline in intersegment revenues. Sales to external customers have increased due to more business from existing customers and the addition of new customers. Intersegment revenues are expected to continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses were up 9.4 percent, reflecting the higher revenues. Operating profit increased to $1.6 million compared to $1.2 million achieved last year.

         Non-operating income was $569,000 lower in 2000 due to a gain on the sale of a publication in the second quarter of 1999, while investment income was slightly higher than last year. Comprehensive income, which combines net income with changes in unrealized gains and losses on investment securities, was higher due to unrealized holding gains in 2000 compared to unrealized holding losses in 1999.


Twelve weeks ended June 17, 2000 compared to twelve weeks ended June 19, 1999.


         Consolidated revenues grew 4.9 percent, while operating expenses were up 3.3 percent. The revenue and expense factors mentioned above also affected second quarter comparisons. Operating profit increased 35.7 percent, net income was up 3.7 percent, and earnings per share were up 5.9 percent.


OUTLOOK

         Revenue growth continues to be the top priority for generating future profit growth. Since the last report, BNA and Tax Management have launched HR Library-Lawyers' Edition on the Web, State Tax Library on the Web, Computer Technology Law Report, E-Commerce Tax Report, Employment Law Week, and ChemCite. Active product development efforts are underway at the other publishing companies as well. McArdle's investments in new equipment have increased capacity and led to its success in growing sales to external customers.

         Significant progress has been made on the three primary systems projects for this year, as described in the last report. These are ongoing efforts and a more complete review will be provided in a future report.

         The budget for this year projected an increase in earnings per share of 11 percent. After the first two quarters of the year, earnings per share are up
11.6 percent. With better-than-budgeted revenue growth and cost containment trends, management believes that budgeted earnings can be achieved, and perhaps exceeded.

FINANCIAL POSITION

         Cash provided from operating activities was $18.1 million in the first twenty-four weeks of 2000, compared to $15.3 million for the first twenty-four weeks of 1999. Excluding the results of BNA Communications, customer receipts increased 2.4 percent and operating expenditures were essentially flat compared to 1999.

         Cash used for investing activities netted to $9.2 million, reflecting a $3.9 additional investments in securities, $3.0 million in capital expenditures, and $2.3 million for the purchase of publishing assets.

         During the year, the Company received $3.5 million in cash from the sale of stock to employees and repurchased $11.1 million of stock. Cash dividends paid out to stockholders amounted to $5.7 million.

         With over $141 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial borrowing capacity based on its operating cash flows and real estate equity.

                                     PART II

Item 1   Legal Proceedings
         -----------------

         There were no material legal proceedings during the first twenty four weeks of 2000.

Item 2   Change in Securities
         --------------------

         There were no changes in securities.

Item 3   Defaults upon Senior Securities
         -------------------------------

         There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Securities Holders.
         ------------------------------------------------------

         See Form 10-Q for the quarter ended March 25, 2000 for the results of voting on the stockholder proposal and the election of directors held at the annual meeting for stockholders on April 15, 2000.

Item 5   Other Information
         -----------------

         No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         No reports were filed on Form 8-K during the quarter ended June 17, 2000.

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




July 27, 2000                   s\ Paul N. Wojcik
----------------                -------------------------------------
Date                            Paul N. Wojcik
                                President and Chief Executive Officer




July 27, 2000                   s\ George J. Korphage
----------------                ------------------------------------------
Date                            George J. Korphage
                                Vice President and Chief Financial Officer