Form 10-Q
period 2000-09-09
BUREAU OF NATIONAL AFFAIRS INC
filed 2000-10-24
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 9, 2000
                                 -----------------
or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period                         to
                          ------------------------  ----------------------------
Commission File Number:         2-28286
                       ---------------------------------------------------------

The Bureau of National Affairs, Inc.
------------------------------------
Exact name of registrant as specified in its charter

         Delaware                                     53-0040540
         --------                                     ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)


1231 25th St., N.W.  Washington,  D.C.                           20037
--------------------------------------                           -----
(Address of principal executive offices)                       (Zip Code)

(202) 452-4200
--------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days. Yes    X    No
                      -------    ------
The number of shares outstanding of each of the issuer's classes of common stock, as of September 9, 2000 was 3,466,254 Class A common shares, 4,124,808 Class B common shares, and 294,827 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 36-WEEKS ENDED SEPTEMBER 9, 2000 and SEPTEMBER 11, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                           36 Weeks Ended
                                                   -----------------------------
                                                    September 9,   September 11,
                                                        2000            1999
                                                    ----------------------------
OPERATING REVENUES .............................    $   192,199     $   186,775
                                                    -----------     -----------
OPERATING EXPENSES:
   Editorial, production, and distribution .....        104,179         102,658
   Selling .....................................         42,496          41,423
   General and administrative ..................         31,439          29,391
   Profit sharing ..............................          1,163           1,184
                                                    -----------     -----------
                                                        179,277         174,656
                                                    -----------     -----------
       OPERATING PROFIT ........................         12,922          12,119
                                                    -----------     -----------
NON-OPERATING INCOME:
   Investment Income ...........................          6,619           6,460
   Interest Expense ............................           (779)           (592)
   Other Expense ...............................            (35)            305
                                                    -----------     -----------
TOTAL NON-OPERATING INCOME .....................          5,805           6,173
                                                    -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES .......         18,727          18,292
PROVISION FOR INCOME TAXES .....................          5,862           5,865
                                                    -----------     -----------
NET INCOME .....................................         12,865          12,427

OTHER COMPREHENSIVE INCOME (EXPENSE) ...........          1,666          (3,525)
                                                    -----------     -----------
COMPREHENSIVE INCOME ...........................    $    14,531     $     8,902
                                                    ===========     ===========

EARNINGS PER SHARE .............................    $      1.62     $      1.52
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ............      7,962,991       8,182,657
                                                    ===========     ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 12-WEEKS ENDED SEPTEMBR 9, 2000 and SEPTEMBER 11, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                           12 Weeks Ended
                                                    ---------------------------
                                                     September 9,  September 11,
                                                         2000           1999
                                                    -----------     -----------
OPERATING REVENUES .............................    $    63,598     $    62,872
                                                    -----------     -----------
OPERATING EXPENSES:
   Editorial, production, and distribution .....         33,958          33,820
   Selling .....................................         14,337          13,431
   General and administrative ..................         10,580          10,076
   Profit sharing ..............................            375             438
                                                    -----------     -----------
                                                         59,250          57,765
                                                    -----------     -----------
       OPERATING PROFIT ........................          4,348           5,107
                                                    -----------     -----------
NON-OPERATING INCOME:
   Investment Income ...........................          2,295           2,366
   Interest Expense ............................           (266)           (198)
   Other Income (Expense) ......................             (8)           (348)
                                                    -----------     -----------
TOTAL NON-OPERATING INCOME .....................          2,021           1,820
                                                    -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES .......          6,369           6,927
PROVISION FOR INCOME TAXES .....................          1,969           2,261
                                                    -----------     -----------
NET INCOME .....................................          4,400           4,666

OTHER COMPREHENSIVE INCOME (EXPENSE) ...........          1,184          (1,373)
                                                    -----------     -----------
COMPREHENSIVE INCOME ...........................    $     5,584     $     3,293
                                                    ===========     ===========

EARNINGS PER SHARE .............................    $       .56     $       .57
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ............      7,881,264       8,151,979
                                                    ===========     ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 9, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                 September 9,      December 31,
             ASSETS                                  2000              1999
----------------------------------               ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $      24,188     $      16,200
  Short-term investments, at fair value               10,508             4,120
  Receivables (net of allowance for
   doubtful accounts of  $1,384 in 2000
   and $1,451 in 1999)                                31,006            43,930
  Inventories, at lower of average
    cost or market                                     4,922             4,707
  Prepaid expenses                                     2,947             4,372
  Deferred selling expenses                           19,931            20,668
                                               --------------    --------------
     Total current assets                             93,502            93,997
                                               --------------    --------------
MARKETABLE SECURITIES                                121,875           121,670
                                               --------------    --------------

PROPERTY AND EQUIPMENT - at cost:
  Land                                                 4,250             4,250
  Building and improvements                           49,997            49,695
  Furniture, fixtures and equipment                   57,095            58,976
                                               --------------    --------------
                                                     111,342           112,921
  Less-Accumulated depreciation                       74,283            72,810
                                               --------------    --------------
     Net property and equipment                       37,059            40,111
                                               --------------    --------------
DEFERRED INCOME TAXES                                 27,078            26,548
                                               --------------    --------------
GOODWILL                                              27,175            27,800
                                               --------------    --------------
OTHER ASSETS                                          15,729            12,602
                                               --------------    --------------
     Total assets                              $     322,418     $     322,728
                                               ==============    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 9, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                 September 9,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2000              1999
----------------------------------             --------------    --------------
CURRENT LIABILITIES:
  Accounts payable                               $    15,090     $      16,820
  Dividends payable                                    5,520               ---
  Employee compensation and
   benefits payable                                   16,124            15,399
  Income taxes payable                                 2,594               578
  Deferred income taxes                                1,464             1,774
  Deferred subscription revenue                      121,352           126,938
                                               --------------    --------------

     Total current liabilities                       162,144           161,509

LONG TERM DEBT                                        14,000            14,000

POSTRETIREMENT BENEFITS, less current portion         73,213            70,129

OTHER LIABILITIES                                      5,018             4,887
                                               --------------    --------------

     Total liabilities                               254,375           250,525
                                               --------------    --------------

STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                  6,479             6,479
    Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares        4,927             4,927
    Class C - Nonvoting; authorized
      1,000,000 shares; issued 506,336 shares            506               506
  Additional paid-in capital                          47,536            44,421
  Retained earnings                                   81,786            80,107
  Treasury stock at cost - 4,026,284 shares
   in 2000 and 3,851,207 in 1999                     (72,000)          (61,380)
  Elements of comprehensive income:
    Net unrealized (loss) on marketable securities    (1,166)           (2,802)
    Foreign currency translation adjustment              (25)              (55)
                                               --------------    --------------
  Total stockholders' equity                          68,043            72,203
                                               --------------    --------------
  Total liabilities and stockholders' equity   $     322,418     $     322,728
                                               ==============    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE 36-WEEKS ENDED SEPTEMBER 9, 2000 and SEPTEMBER 11, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                            36 Weeks Ended
                                                     --------------------------
                                                     September 9,  September 11,
                                                          2000           1999
                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................$ 12,865       $ 12,427
Items with different cash requirements
  than reflected in net income--
  Depreciation and amortization ........................   8,488          7,405
  (Gain) on sales of securities ........................    (744)        (1,068)
  (Gain) loss on sales of assets .......................      39           (305)
  Others ...............................................    (180)          (431)
Changes in operating assets and liabilities--
  Receivables ..........................................  12,991         10,571
  Deferred subscription revenue ........................  (6,586)        (2,996)
  Payables and accrued liabilities .....................   1,174            447
  Postretirement benefits ..............................   3,084          4,085
  Deferred income taxes ................................  (1,751)        (2,150)
  Deferred selling expenses ............................     737            741
  Inventories ..........................................    (215)            63
  Other assets and liabilities--net ....................   1,560         (1,185)
                                                        --------       --------
Net cash provided from operating activities ............  31,462         27,604
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
  Capitalized software .................................  (2,815)        (4,492)
  Purchase of publishing assets ........................  (2,255)        (2,235)
  Purchase of equipment and furnishings ................  (1,744)        (1,664)
  Building Improvements ................................    (309)          (283)
  Proceeds from sales of property ......................      39          1,018
                                                        --------       --------
Net cash used for capital expenditures .................  (7,084)        (7,656)
                                                        --------       --------
Securities investments
  Proceeds from sales and maturities ...................  39,223         42,292
  Purchases ............................................ (42,442)       (27,737)
                                                        --------       --------
Net cash provided from (used for) securities investments  (3,219)        14,555
                                                        --------       --------
Net cash provided from (used for) investing activities . (10,303)         6,899
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees ...................   4,389          3,528
  Purchases of treasury stock .......................... (11,894)        (6,508)
  Dividends paid .......................................  (5,666)        (5,347)
                                                        --------       --------
Net cash provided from (used for) financing activities . (13,171)        (8,327)
                                                        --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...   7,988         26,176

CASH AND CASH EQUIVALENTS, beginning of period .........  16,200         15,259
                                                        --------       --------
CASH AND CASH EQUIVALENTS, end of period ...............$ 24,188       $ 41,435
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid ........................................$    837       $    530
  Income taxes paid ....................................   5,444          4,442

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER JUNE 17, 2000
                                   (UNAUDITED)

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

NOTE 2:  Inventories
--------------------
      Inventories consisted of the following (in thousands):

                                            September 9,        December 31,
                                               2000                 1999
                                           --------------      -------------
       Materials and supplies              $     3,244         $    3,178
       Work in process                             558                313
       Finished goods                            1,120              1,216
                                           --------------      -------------
          Total                            $     4,922         $    4,707
                                           ==============      =============

NOTE 3:   Stockholders' Equity
------------------------------
      Treasury   stock  as  of   September   9,  2000  and  December  31,  1999,
respectively, consisted of: Class A, 3,012,610 and 3,005,482 shares; Class B, 802,165 and 636,736 shares; and Class C, 211,509 and 208,989 shares.

NOTE 4:   Segment Information
-----------------------------         12 Weeks Ended           36 Weeks Ended
                                    9/9/00     9/11/99       9/9/00     9/11/99
                                 ---------------------     --------------------
Revenues from External Customers:
     Publishing                   $59,047      $58,262      $176,969   $171,707
     Printing                       4,551        3,944        15,230     12,806
     All Other                        ---          666           ---      2,262
                                 ---------------------     --------------------
          Total                   $63,598      $62,872      $192,199   $186,775
                                 =====================     ====================
Intersegment Printing Revenues    $ 3,327      $ 3,348      $ 10,419   $ 10,467
                                 =====================     ====================

----------------------------------------
                                      12 Weeks Ended           36 Weeks Ended
                                    9/9/00     9/11/99       9/9/00     9/11/99
                                 ---------------------     --------------------
Operating Profit:
     Publishing                   $ 3,819      $ 4,531      $10,796     $10,651
     Printing                         529          476        2,126       1,666
     All Other                        ---          100          ---        (198)
                                 ---------------------     --------------------
          Total                   $ 4,348      $ 5,107      $12,922     $12,119
                                 =====================     ====================


                                     PART I

Item 2.   Management's  Discussion and Analysis of Results of Operations and
-------   ------------------------------------------------------------------
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

RESULTS OF OPERATIONS
---------------------
Thirty-six weeks 2000 compared to thirty-six weeks 1999
-------------------------------------------------------
      BNA's financial performance through the third quarter of 2000 continued to show business growth and profit gains. Revenues, operating profit, net income, and earnings per share were all higher than last year despite a timing difference that temporarily reduced revenue and profit growth comparisons.

      Consolidated revenues of $192.2 million were up 2.9 percent over the prior year, reflecting growth in both of BNA's major operating segments. Operating expenses increased 2.6 percent, resulting in a 6.6 percent increase in operating profit. Net income was $12.9 million, a 3.5 percent increase compared to 1999. Earnings per share were up 6.6 percent, to $1.62, reflecting higher net income and fewer outstanding shares. Excluding the financial results of BNA Communications, which was sold in 1999, revenues grew 4.2 percent and operating expenses were up 4.1 percent.

      Publishing revenues were up 3.1 percent over the same period of 1999. BNA and Tax Management's combined subscription and online revenues increased 2.4 percent, reflecting continued strong growth in Tax Management revenues and a persistent contraction in environment and safety division revenues. BNA
International and IOMA both grew revenues over 15 percent due to new and acquired products. Software revenues, which are recognized when the products are shipped, were down $1.1 million. A portion of BNA Software's revenues were earned earlier last year because certain updated programs were shipped in the third quarter of 1999; this year, they will be shipped in the fourth quarter. By year-end, revenues for this division are expected to exceed those of last year. Publishing operating expenses were up 3.2 percent. Operating profit for the Publishing segment increased only 1.4 percent, primarily due to the temporarily lower software revenue.

      Printing segment total revenues were up 10.2 percent over 1999, reflecting an 18.9 percent increase in revenues from external customers, and a 0.5 percent decline in intersegment revenues. Sales to external customers have increased due to more business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses were up 8.9 percent, including higher selling expenses related to increased external sales. Operating profit increased to $2.1 million compared to $1.7 million achieved last year.

      Non-operating income was $368,000 lower this year due to a gain last year from the sale of a publication. Higher investment income was offset by higher interest expense. Comprehensive income, which combines net income with changes in unrealized gains and losses on investment securities, was higher due to unrealized holding gains in 2000 compared to unrealized holding losses in 1999.


Twelve weeks ended  September 9, 2000  compared to twelve weeks ended  September
--------------------------------------------------------------------------------
11,1999
-------
      The Software revenue timing difference described earlier had a particularly significant impact on third quarter only results. Consolidated revenues were up 1.2 percent, while operating expenses increased 2.6 percent. As a result, operating profit was down 14.9 percent, net income declined 5.7 percent, and earnings per share were off 1.8 percent.

Outlook
-------
      Revenue growth is the top priority for generating future profit growth. Since the last report, BNA and Tax Management have launched Health Care Program Compliance Guide in print, and the following electronic-only products: Corporate Law Daily, International Trade Daily, Toxics Law Daily and Tax Practice Library on the Web. The other publishing companies have also launched new products, and have active product development efforts underway. McArdle's investments in new equipment have increased capacity and led to its success in growing sales to external customers.

Progress continues on three primary systems projects for this year, as described in an earlier report. These projects are ongoing efforts and a complete review will be provided in the annual report to stockholders.

Prospects for achieving full-year profit goal, an 11 percent increase in earnings per share, continue to look good. With better-than-budgeted revenue growth and favorable cost containment trends, management believes that budgeted earnings can be achieved, and perhaps exceeded.


FINANCIAL POSITION
------------------
      Cash provided from operating activities was $31.5 million in the first thirty-six weeks of 2000, compared to $27.6 million for the first thirty-six weeks of 1999. Excluding the results of BNA Communications, customer receipts increased 4.0 percent and operating expenditures were up 2.6 percent compared to 1999.

      Cash used for investing activities netted to $10.3 million, reflecting a $3.2 additional investments in securities, $4.8 million in capital expenditures, and $2.3 million for the purchase of publishing assets.

      During the year, the Company received $4.4 million in cash from the sale of stock to employees and repurchased $11.9 million of stock. Cash dividends paid out to stockholders amounted to $5.7 million.

      With over $156 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial borrowing capacity based on its operating cash flows and real estate equity.

                                     PART II
                                     -------
Item 1  Legal Proceedings.
------  ------------------
        There were no material legal proceedings during the first thirty-six weeks of 2000.

Item 2  Change in Securities.
------  ---------------------
        There were no changes in securities.

Item 3  Defaults upon Senior Securities.
------  --------------------------------
        There were no defaults upon senior securities.

Item 4  Submission of Matters to a Vote of Securities Holders.
------  ------------------------------------------------------
        There were no matters submitted to a vote of securities holders.

Item 5  Other Information.
------  ------------------
        No other information is presented herein.

Item 6  Exhibits and Reports on Form 8-K.
------  ---------------------------------
        No reports were filed on Form 8-K during the quarter ended September 9, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant



10/16/2000            s/Paul N. Wojcik
----------            ---------------------------------
   Date               Paul N. Wojcik
                      President and Chief Executive Officer



10/12/2000            s/George J. Korphage
----------            ---------------------------------
   Date               George J. Korphage
                      Vice President and Chief Financial Officer