Form 10-K405
period 2000-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2001-03-30
CIK 15393

FORM 10-K.--- ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December_31,_2000
                                       OR
(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________________ to_________________________

Commission file number 2-28286________________________________________________

The Bureau of National Affairs, Inc.__________________________________________
(Exact name of Registrant as specified in its charter)

               Delaware                     _________53-0040540_______________
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)                   Identification No.)

1231 25th St., N.W., Washington, D.C.                                 20037
(Address of principal executive offices)                            (Zip Code)

Registrant's Telephone Number, including Area Code             (202) 452-4200

Securities Registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

    The market value of the Class A voting stock held by non-affiliates of the registrant as of February 24, 2001 was $131,698,987. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 24, 2001 was $180,337,070 and $12,919,274 respectively. In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 24, 2001 was 3,210,974 Class A common shares, 4,245,003 Class B common shares, and 291,961 Class C common shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive Proxy Statement, filed with the SEC on March 30, 2001, are incorporated by reference into Part III of this Form 10-K.


                     The Bureau of National Affairs, Inc.
                              Index to Form 10-K
                  For the fiscal year ended December 31, 2000


                                                                     Page No.
                                   PART I.
Item 1.   Business.................................................       3
Item 2.   Properties...............................................      12
Item 3.   Legal Proceedings........................................      12
Item 4.   Submission of Matters to a Vote of Security Holders......      12
Item X.   Executive Officers of the Registrant.....................      12

                                   PART II.
Item 5.   Market for the Registrant's Common Stock and Related
            Security Holder Matters................................      14
Item 6.   Selected Financial Data and Selected Quarterly Data......      15
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      17
Item 7a.  Quantitative and Qualitative Disclosures About
            Market Risk............................................      20
Item 8.   Financial Statements and Supplementary Data..............      21
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................      45

                                   PART III.
Item 10.  Directors and Executive Officers of Registrant...........      45
Item 11.  Executive Compensation...................................      45
Item 12.  Security Ownership of Beneficial Owners and Management...      45
Item 13.  Certain Relationships and Related Transactions...........      45

                                   PART IV.
Item 14.  Exhibits, Financial Statement Schedules, and Report
            on Form 8-K............................................      46

SIGNATURES.........................................................      48

EXHIBIT INDEX......................................................      49

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

                                    PART I

Item 1.     Business

General Development of Business and Narrative Description of Business Business of BNA and Subsidiary Companies

The Bureau of National Affairs, Inc. (BNA), is a leading publisher of specialized legal & regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and four of its publishing subsidiaries, Tax Management Inc., Pike & Fischer, Inc., Institute of Management and Administration, Inc. (IOMA), and Kennedy Information, Inc., are engaged in providing legal and regulatory and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, pamphlets, magazines, and research and advisory reports, and hold conferences.

Sales are made principally in the United States through field sales personnel who are supported by direct mail, space advertising, and telemarketing. Customers include lawyers, accountants, business executives, human resource professionals, health care administrative professionals, consultants, labor unions, trade associations, educational institutions, government agencies, and libraries mostly in the United States.

Online products are marketed through database vendors such as LEXIS/NEXIS and West Publishing Company. The Company provides most of its products for electronic delivery via Lotus Notes and the World Wide Web.

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

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions and governmental organizations. Approximately 40 percent of its business is derived from the BNA publishing companies.
                                                                    Continued

                                    PART I

Review Of Operations

BNA achieved strong financial results in 2000. These included new highs for revenues and operating profit. Net income and earnings per share were also at record levels excluding the effect of a one-time, non-cash, change in accounting for certain selling expenses. These achievements continue to demonstrate that BNA can not only compete effectively in an increasingly electronic world, but can thrive in it.

Excluding the one-time expense, net income would have been $23.2 million, a 10.2 percent improvement over the prior year. More importantly to stockholders, earnings per share would have been $2.93, up 13.6 percent.

Consolidated revenues were over $297 million, an increase of 5.6 percent for the ongoing businesses. Internal growth accounted for most of the gain, but acquisitions again contributed to the overall increase. Tax Management, IOMA, BNA International, and McArdle commercial printing again recorded strong revenue improvements.

The consolidated operating profit for 2000 of $28 million was up 20.3 percent over 1999. Most business units grew their operating profit and the parent company, without the weight of heavy Y2K-related spending incurred over the last several years, saw a big improvement. The consolidated operating profit margin rose to 9.4 percent in 2000, a high under current accounting rules.

Total non-operating income decreased $2.1 million in 2000. Higher interest expense, mostly associated with new borrowing to finance a major acquisition, and losses on asset sales were the principal reasons for the decline. Investment income was down slightly, reflecting tough financial markets in 2000.

In November, BNA acquired Kennedy Information. Serving the consulting, recruiting, and investor relations markets, Kennedy publishes newsletters, magazines, and directories, produces custom research and advisory reports, and holds conferences. Kennedy has shown remarkable revenue and profit growth over the last four years. That strong growth is expected to continue, contributing to BNA's consolidated growth in future years.

Stock repurchases, mostly mandatory redemptions from estates of Class B stockholders, were again high in 2000. Although employees continued to purchase Class A stock at a healthy pace, total outstanding shares again declined. Over the last four years, outstanding shares have been reduced by over 12 percent, and this has had a positive effect on earnings per share. Strong operating cash flows have provided the cash needed for the net buybacks.

BNA's cash and financial investments increased by $10.3 million in 2000 to over $152 million. The liquidity provided by these financial reserves, as well as the strong operating cash flows generated annually by the business, keeps BNA ready to respond to business challenges and opportunities, to make the investments necessary to ensure future growth, and to meet the stock repurchase obligations inherent in an employee-owned company.


Reviews of the parent and subsidiaries' operations follow:
                                                                    Continued

Parent Company

The Internet provided both challenges and rewards for the parent company in 2000. BNA continued to invest heavily in developing and supporting a Web product line and made a number of significant organizational changes, all designed to operate more effectively and efficiently as a Web-based information company. These efforts succeeded. While revenues from BNA's print and CD product lines continued to decline, revenue from Web products doubled. And while overall revenue growth was still slow, the operating profit for the parent improved by more than 40 percent.

With all of BNA's major notification and reference services available on the Web at the start of the year, the Web products garnered most of the sales force's attention. Ten of the 13 top-selling BNA products were in a Web format. These products also played a central role in our sales strategy to favor comprehensive annual contracts with our larger customers over a transactional, product-by-product sales. Overall, electronic products now represent more than 40 percent of the parent subscription revenue base, and more than half of that electronic revenue is generated by Web products.

This success, however, required concerted effort. Performance problems with both our e-commerce platform and with some of the products themselves interrupted sales momentum early in the year. This required the diversion of people and resources from other efforts in order to first stabilize, and then improve, both the products and the platform that controls access to the products.

Significant investments were also made during the year to improve the company's overall technological infrastructure. As a result, by the end of the year BNA had a more stable and improved Web product line, a more functional e-commerce platform, and a more reliable foundation on which to build, improve, and support our electronic business and the operations that support it.

Progress was made in the development of the next generation Web platform. This new Web platform, "BWD", will provide more customer-friendly functionality. It will also enable us to combine different Web products on one platform, and to dynamically update, on a daily basis where appropriate, the entire line of our Web products. The first product on the new Web platform was released in a limited test version near the end of the year. A more extensive test is scheduled for the spring with the aim of commercial release in June.

Also, in 2000, BNA's customer accounts records were migrated to an Oracle database, the first step in the ongoing development of a business system that will support BNA's evolving business needs. During 2001, under the supervision of a cross-departmental Business Systems Management Committee, short-term projects will address the most pressing needs, such as creating a database to manage BNA's contracts with subscribers and developing improved reports for marketing purposes. Work also has begun on gathering requirements and doing the analyses that are the necessary first steps toward implementing a new order management system.

A changing business requires more than technological improvements. As our product line moved into an electronic environment, the organizational structure of the company, largely unchanged since the days of print-only publishing, began to impede rather than facilitate our ability to respond to changes in our markets. In order to remain flexible and agile enough to respond rapidly to changing market needs--without sacrificing the high-quality products and service that form the foundation of BNA's well-respected brand--BNA began the process of transforming its organizational structure from one of functionally defined departments servicing the entire product line to a "business unit" structure.

                                                                    Continued

The Editorial Department was divided into two publishing groups: the Legal and Business group, consisting of products aimed primarily at lawyers, and the Professional group, made up of products sold to all other professional groups. Marketing resources were also divided along this basis and merged into the publishing groups. Thus, for the first time, editorial and marketing capabilities were combined, with each publishing group charged with developing, maintaining, expanding, and marketing its respective product lines. This business unit structure recognizes that the parent company sells to very diverse markets, and that each market is best served by a single, focused, multifunctional group working together to achieve set goals, and not by separate departments with different missions trying to satisfy a variety of customers as resources allow. As we gain experience with this new structure, all other operational areas will be examined to determine which functions should be merged into the business units and which should remain centralized, but structured in a way to best serve the needs determined by the business units.

The creation and fine-tuning of the business unit structure, coupled with the emphasis on stabilizing and improving the existing Web product line and on creating a new Web platform, led to a relatively small number of new product launches. Class Action Litigation Report, a new legal notification service, was launched in April in both print and electronic formats. Health Care Program Compliance Guide, a print-only reference service, was launched in July. A Web version of that product will be released on the new Web platform next summer. Two other new notification services, World Trade Organization Reporter and E-Commerce Tax Report, also were launched in both print and electronic formats, but at year-end were made available only electronically.

Perhaps the most tangible initial benefit of the new business unit structure was in the improved performance of our Environment and Safety product line. New sales increased for the second consecutive year and the revenue decline, which we have endured since 1995, was significantly reduced. An aggressive new selling program, a much-simplified pricing structure, and the opportunity created by the sale of a major competitor should lead to continued improved performance from this long-challenged product line.

A second, but related, major structural change was the merger of the Sales Department with the Circulation Department and the parent's customer service centers to form one consolidated department managing customer contact. As our product line moves from print to Web formats, customers expect to receive not only a product, but also to have continuing ability to easily contact BNA and to immediately receive the support necessary to realize the full value of those products. These expectations can best be met by a single department, whose function is to ensure that customer satisfaction begins with the sales process and continues every time a subscriber contacts BNA.

Finally, despite our decision to stop proactively applying for "best company" lists, BNA continued to receive honors in 2000. The company was presented the Award for Employee Ownership from Business Ethics, a magazine covering socially responsible business and investing. BNA was chosen for pioneering employee ownership, for our long track record of financial success, and for our continuing commitment to independence at a time of wholesale corporate consolidation. BNA's president was also named one of Washington, D.C.'s 100 most powerful people by Regardie's Power, a Washington business magazine. "Day in and day out, this global publisher that sounds like an obscure federal agency is unrivaled in its coverage of the federal government," the magazine reported. "While the print journalism world ratchets up its graphics and dumbs down its content, BNA sticks with a vengeance to its mission." In a very challenging industry and environment, BNA's reputation as a solid company publishing superb products continues.
                                                                    Continued

BNA Books

BNA Books finished the year with $9.4 million in revenues, up 4.7 percent over 1999. Operating profit was 9.6 percent ahead of the previous year.

Much of the division's success in 2000 can be attributed to the release of the long-awaited and highly respected second edition of Employee Benefits Law and to the release of supplements to Employment Discrimination Law and Developing Labor Law. All three of these treatises are published in cooperation with the ABA's Labor and Employment Law Section and are considered the "bibles" in their respective fields.

The division also published Patent Litigation Strategies Handbook, its first treatise with the ABA's Section on Intellectual Property Law. And Books made good progress in a new field, the health law marketplace, with Medical Ethics:
Codes, Opinions, and Statements.

The division in 2000 also added one of its most successful titles to BNA's Intellectual Property Library on the Web (IPLW). Cases noted in Harmon's Patents and the Federal Circuit are now linked to the full-text treatment of the case on IPLW. The division plans to add book offerings to other Web-based reference products in 2001.

Tax Management Inc.

Revenues and operating profits continued to grow at a healthy pace for Tax Management in 2000, once again reaching record levels. Total revenues, including those of BNA Software, rose almost 7 percent. Operating profits jumped ahead by 17 percent, primarily due to strong revenue growth and a modest increase in operating expenses.

New sales results were also impressive, with TM's Portfolios Plus on the Web producing more new sales dollars than any other BNA/TM product. Excellent results also came from several other TM titles, including the BNA Fixed Asset Next Dimension product line.

Two new Web-based products, TM State Tax Library on the Web and TM Tax Practice Library on the Web, made their debut and were well-received. Information products delivered on CD-ROM also continued to be in strong demand throughout the year.

In addition to its fine financial performance for the year, the company also instituted several operational programs that will continue to deliver dividends in the years to come. These programs included improvements in editorial and production processes, advancements in the use and delivery of technology, and new, more cost-effective marketing programs that reinforce the Tax Management difference.

BNA Software

BNA Software revenues increased 5.8 percent for 2000, while operating profits increased by 66 percent. BNA Fixed Assets Next Dimension and the BNA Income Tax Planner were the division's sales leaders.

The increase in operating profit can be attributed to higher revenues and a reduction in total operating expenses. Editorial expenses were significantly lower, while production and distribution expenses were also lower because improvements in quality control reduced defects.

With the anticipation of new products and the prospect of significant new tax legislation on the horizon, BNA Software and Tax Management look forward to another productive year.

BNA International Inc.

BNA International achieved high revenue growth and record-breaking profits in 2000. Total revenues increased by 22 percent, with much of this growth coming from recently launched BNAI services. International sales of BNA and TM products were at their highest-ever level.

New products, such as Tax Planning International's e-commerce and World Internet Law Report (WILR), continued their impressive growth. Enhanced editorial and production systems designed to make BNAI services available through the Web were successfully implemented and initiatives in customer service, such as accepting renewals through the BNAI Website, resulted in higher subscriber renewal rates.

The drive to develop new products continued with the introduction of Tax Planning International's Transfer Pricing in September and World e-commerce & IP Report in October. In early 2001, a notification service covering international data protection was launched to build on BNAI's success in the e-commerce and Internet law area. Positive customer response to European Union Focus led to a relaunch of that service featuring increased frequency and enhanced coverage of European tax issues.

In the coming year, BNAI will continue its profitable growth by expanding its portfolio of print and electronic products and aggressively marketing them to an increasingly global market.

Pike & Fischer, Inc.

Pike & Fischer achieved solid revenue growth in 2000 due largely to the success of new product development initiatives begun in 1999. While revenues from the company's core telecommunications offerings and from contract editorial work remained stable, Pike & Fischer experienced significant growth in its e-commerce related services.

Leading the way were two new services, Dot.Com IP Adviser and Privacy Law Adviser, which were spun out from the multi-volume service, Internet Law & Regulation. A third new service, Digital Discovery and Electronic Evidence, was begun late in the year as a direct result of discussions with ILR advisory board members on the trend toward paperless litigation. Midyear, Pike & Fischer acquired internet.regulation.alert and folded it into ILR.

Pike & Fischer expanded its conference business with two programs in 2000. The 2000 BNA Public Policy Forum on E-Commerce was a repeat of 1999's successful conference. And, working closely with editors at BNA and Tax Management, Pike & Fischer produced an E-Commerce Tax Forum that included presentations from a number of leading government officials. A major expansion of the conference business is planned for 2001.

Pike & Fischer continued to invest in Web delivery of its services. Having the ability to offer Web subscriptions opened the way for the creation in 2000 of an inside-sales "tele-web" selling effort. It proved to be productive and will be expanded in 2001.

In a major structural change, Pike & Fischer reorganized into decentralized publication groups, each composed of editorial, sales, and marketing resources. A less centralized organization will promote the development of new product lines without diverting effort from the maintenance of the mature services. This will enable Pike & Fischer to maintain and stabilize its existing revenue base while new product development initiatives contribute significantly to BNA's growth strategy in coming years.
                                                                    Continued

BNA Washington Inc.

BNAW, BNA's real estate subsidiary company, posted another successful year of containing operating expenses in 2000. Over the past four years, building operating expenses have declined due to lower depreciation and amortization. Other expenses were essentially unchanged. Continued efforts to identify efficiencies in all areas of facility operations helped to offset rising labor, material, and utility costs.

BNAW leased an additional 12,751 square feet of office space in the 23rd Street building it already occupies. BNA Software will move into the space in March. Now, BNAW owns and leases more than 450,000 square feet of office space in the Washington, D.C. metropolitan area.

Renovation and relocation activity during the year focused primarily on projects required to meet changing business requirements and improve productivity. The subscription services unit was consolidated in newly-renovated space in Rockville; IT applications support personnel were centralized in the data center operations area; and the editorial and product support unit staff was consolidated. These, and a variety of other projects, totaled 97 office moves that accommodated more than 400 employees.

Work also continues on maintaining and upgrading building operating systems. These efforts result in lower maintenance and utility costs, as well as increase the comfort of building occupants.

BNAW has begun work on a long-range real estate plan that will be responsive to the organizational changes that are occurring and will fully support the strategic goals of the corporation. The plan will be completed in 2001

The McArdle Printing Co., Inc.

McArdle Printing Company achieved a double-digit percentage increase in commercial sales for the fourth consecutive year. With a 15.5 percent increase in 2000, commercial (non-BNA) business now represents 60 percent of McArdle's revenue. A new interactive Website with e-commerce capabilities complemented the robust sales effort.

Revenue increases were combined with successful efforts to reduce costs and improve productivity. As a result, operating profit rose 15.2 percent. Successful negotiation of a new four-year labor contract aided both revenue and cost improvements by allowing for changes in the production process which led to greater responsiveness and efficiency.

McArdle also continued to expand the capacity, capability, and scope of the printing operation by acquiring new equipment and technology. These acquisitions will ensure continued growth by expanding McArdle's ability to meet changing and increasing customer demand for services. Computerized direct-to-plate technology and sophisticated scanning capabilities were added to the electronic pre-press area. McArdle also acquired a second six-color press, increasing capacity to produce high-end color work and time-sensitive materials for customers who are expanding the sizes and press runs of their products.

McArdle is now well-positioned as a 21st century printing company with an excellent facility, modern equipment, and knowledgeable and productive employees. The company is prepared to produce competitively priced, superior quality products and services to BNA and to the commercial markets it serves.
                                                                    Continued

Institiute of Managment & Administration, Inc.

IOMA finished its third year as a BNA Company with nearly 18 percent growth in operating revenues. This success was acheived in an environment of increasing synergy between IOMA, the other subsidiary companies (including the recently acquired Kennedy Information), and the parent company. IOMA's product launch, marketing, electronic publishing, Web, and overall publishing strategies continue to complement BNA's corporate objectives. Paid subscribers to IOMA services increased 16 percent during the year, to nearly 52,000.

High on the list of accomplishments for 2000 was the launch of five new subscription products, several of which include small repackaged subsets of BNA-generated editorial content, combined with IOMA's traditional management how-to advice. These titles range from Managing T&E to Diabetes Education & Reimbursement Policy to Financial Analysis, Planning & Reporting. Internally generated growth was augmented by the acquisition of ProPub, of Wycoff, New Jersey, in January. ProPub publishes six newsletters in the payroll area and two reference services, the first such products to be offered by IOMA. As a result of those efforts, IOMA now publishes 54 subscription products. This aggressive product development and acquisition program negatively affected operating profit last year, but this should reverse as acquisitions and launch costs are absorbed.

Growth occurred in non-subscription areas as well. After a downturn in 1999, IOMA's list rental business rebounded in 2000, partially fueled by excellent sales of e-mail lists. IOMA's revenues from its Yearbook and book products showed healthy growth. Many of IOMA's books are published with John Wiley & Sons.

IOMA also took several steps forward in Web product development. IOMA expanded from one to nine "e-zines" and continues to offer 100 percent of IOMA's current editorial content in a pay-by-the-article database at www.managementlibrary.com. All of these products increase the speed and agility with which editorial material in print and electronic formats can be repackaged.

Still, the primary focus remains low and mid-priced business-to-business newsletters. Last year, IOMA built a multi-tier in-house sales operation, focusing more of the sales effort on increasing sales to existing customers. To guarantee accurate and timely fulfillment, print-on-demand invoicing and renewal systems were instituted, allowing for daily mailing of billing notices and the insertion of marketing and other materials without maintaining an inventory. Both of these capabilities have increased IOMA's ability to customize contact with subscribers.

IOMA's growth, as well as the expansion of its ability to develop different types of products and to respond to customers in better ways, puts the company in a better position to penetrate the low and mid-levels of BNA's traditional professional markets.

Kennedy Information, Inc.

Kennedy Information solidified its position in 2000 as the premiere information source for the consulting and recruiting industries. The company also made significant progress in capitalizing on its third target sector, the investor relations industry. Management believes this market shares characteristics similar to its core sectors and holds promise for similar success.

In 2000, revenues and net profits rose substantially over the prior year representing the strongest financial performance in Kennedy's 32-year history. Kennedy became a subsidiary company of BNA in November 2000.
                                                                    Continued

Significant achievements include the launch of several subscription and advertising-driven information products. These include Shareholder Value Magazine, The Journal of Executive Talent (in conjunction with The Association of Executive Search Consultants), and The e-Services Report. This past year also saw a breakthrough for the company in the conference business: following the successful e-Recruiting & Staffing Conference in Las Vegas in May, Kennedy quickly produced the conference in November for New York with nearly doubled results.

Kennedy also upgraded its financial reporting systems and Web-based products and services, better preparing the company for continued growth. These improvements included development of Kennedy's Web-based data collection system for directories and online databases (Kennedy Information Database Online), which allows staff to more rapidly update existing databases, as well as develop new ones more cost effectively.

Item 1.  Business

General Development of Business and Narrative Description of Business,
Continued

The Bureau of National Affairs, Inc. ("BNA" or the "Company"), operates primarily in the publishing, printing, and software industries. Publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and outside customers. Software operations consist of the production and marketing of software programs. Activities in other industry segments are less than ten percent of total revenue.

Publishing of legal, regulatory, and business advisory information is very competitive. Some of the Company's publishing competitors are much larger and have greater resources. Consolidation within the industry in recent years has resulted in even larger competitors. At the same time, technological advances have made it easier for smaller publishers to produce, market, and deliver competing products. Many government agencies now provide direct access to their information, resulting in another form of competition. Additionally, a plethora of internet web sites now offer "business information" at little or no cost. The Company produces value-added information and competes on the basis of comprehensiveness and timelines (quality), product line breadth, brand reputation, variety of format offerings, price, and customer service.

The Company's subsidiary, The McArdle Printing Company, Inc. (McArdle), competes with a number of commercial and financial printers for 60 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

BNA Software competes with a number of tax and financial planning software publishers. It competes on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support, and price.

The number of employees of BNA and its subsidiary companies was 2,085 at December 31, 2000.

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

BNA's Customer Contact Department operates in an owned facility at 9435 Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 1010 Wayne Avenue, Silver Spring, Maryland. IOMA conducts its operations from leased offices at 29 West 35th Street, New York, New York. Kennedy Information, Inc. conducts its operations from leased offices at One Kennedy Place, Fitzwilliam, New Hampshire. BNA International Inc. conducts its operations from leased offices at Heron House, 10 Dean Farrar Street, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland.

Item 3.  Legal Proceedings

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


Item X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2000. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

       Name                 Age         Present position and prior experience
----------------           -----        -------------------------------------
William A. Beltz             71         Chairman of the Board
                                         Elected chairman in 1994. Served as
                                         president from 1979 to 1995 and chief
                                         executive officer from 1980 until 1996.
                                         Joined BNA in 1956.

Jacqueline M. Blanchard      51         Vice President for Human Resources
                                         Elected vice president in 1994.
                                         Previously was director of labor and
                                         employee relations since 1987.
                                         Joined BNA in 1984.

Eunice L. Bumgardner         40         Vice President and General Counsel
                                         Elected vice president in 1996 and
                                         general counsel in 1995. Joined BNA
                                         in 1994 as associate general counsel.

Item X.     EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)

      Name                  Age         Present position and prior experience
----------------           -----        -------------------------------------
Sandra C. Degler             61         Vice Chairman of the Board
                                         Elected vice chairman in 1998. Served
                                         as president of Tax Management Inc.
                                         from 1983 to 2000. Joined BNA in 1963.

George J. Korphage           54         Vice President and Chief
                                        Financial Officer
                                         Elected vice president in 1988 and
                                         chief financial officer in 1989. Joined
                                         BNA in 1972.

Gilbert S. Lavine            49         Treasurer
                                         Elected to present position in 1998.
                                         Joined BNA in 1985.

Gregory C. McCaffery         40         Vice President and Editor in Chief
                                         Elected vice president and editor
                                         in chief in 2000. Previously was
                                         director of marketing and product
                                         development since 1996. Joined
                                         BNA in 1986.

Mary Patricia Swords         55         Vice President and Director of
                                        Sales and Marketing
                                         Elected to present position in 1996.
                                         Previously was regional manager of
                                         Mountain sales region since 1985.
                                         Joined BNA in 1977.

Robert L. Velte              53         Vice President for Strategic Development
                                         Elected to vice president in 1995.
                                         Previously was president of BNA
                                         International from 1994 to 1997.
                                         Joined BNA in 1976.

Paul N. Wojcik               52         President and Chief Executive Officer
                                         Elected president in 1995 and chief
                                         executive officer in 1997. Previously
                                         was chief operating officer from 1995
                                         to 1996, and general counsel from 1972.

                                   PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information, Holders, and Dividends

There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market in which Class A stock can be bought and sold.

The Board of Directors semi-annually establishes the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 50 years, and they are expected to continue.

As of March 1, 2001, there were 1,475 Class A shareholders, 279 Class B shareholders, and 29 Class C shareholders. During 2000, the Company repurchased 389,500 shares of Class B stock and 4,670 shares of Class C stock from retired employees.

Established stock price and dividends declared during 2000 and 1999 were as follows:

      Stock Price
            January 1, 1999 - March 28, 1999                $34.00
            March 29, 1999 - September 26, 1999              37.00
            September 27, 1999 - March 26, 2000              39.00
            March 27, 2000 - September 24, 2000              42.25
            September 25, 2000 - December 31, 2000           44.25

      Record  Date and Dividend Amount
            March 27, 1999                                    $.65
            September 25, 1999                                 .65
            March 25, 2000                                     .70
            September 23, 2000                                 .70


The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                   PART II

Item 6.     Selected Financial Data

                     The Bureau of National Affairs, Inc.
           Consolidated Operating and Financial Summary: 2000-1996
             (Dollar amounts in thousands, except per share data)


                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  ---------
Operating Revenues            $297,399  $283,959  $271,328  $246,290  $234,484
Operating Expenses             269,365   260,653   250,728   226,228   219,926
-------------------------------------------------------------------------------
Operating Profit                28,034    23,306    20,600    20,062    14,558
Non-operating Income:
 Investment Income, net          7,673     8,490     8,178     7,957     6,989
 Other Income                   (1,200)      112      (432)      427        82
-------------------------------------------------------------------------------
Income Before Income Taxes
 and  Cumulative Effect of
 Accounting Change (a)          34,507    31,908    28,346    28,446    21,629
Income Taxes                    11,353    10,898     8,753     8,885     7,041
                              -------------------------------------------------
Income from Operations          23,154    21,010    19,593    19,561    14,588
Cumulative Effect of
 Accounting Change              (7,470)      ---       ---       ---      ---
                              -------------------------------------------------
Net Income                     $15,684   $21,010   $19,593   $19,561  $ 14,588
------------------------------=================================================
Profit Ratios (b):
 % of Operating Revenues           7.8       7.4       7.2       7.9       6.2
 % of Average Stockholders'
   Equity                         33.5      28.7      26.6      26.8      20.9
-------------------------------------------------------------------------------
Earnings  Per Share               1.98      2.58      2.34      2.24      1.65
Dividends Per Share               1.40      1.30      1.20      1.10      1.00
-------------------------------================================================
Balance Sheet Data:
  Total Assets                $371,000  $322,728  $324,449  $300,900  $299,311
  Long-Term Debt                59,000    14,000    14,000        --        --
------------------------------=================================================
Employee Data:
  Number of Employees            2,085     2,007     2,055     1,893     1,915
  Total Employment Costs      $150,345  $146,628  $137,386  $128,095  $124,322
------------------------------=================================================
Stockholder Data at Year-End:
  Book Value Per Share           $8.52     $8.96     $9.00     $8.65     $8.15
  Number of Stockholders         1,782     1,836     1,791     1,752     1,741
  Common Shares Outstanding
   (In thousands)                7,759     8,061     8,228     8,500     8,848
------------------------------=================================================

(a) Includes the cumulative effects of the change in accounting for selling expenses in 2000.

(b) Based on net income excluding the cumulative effect of the accounting change.

Selected Quarterly Data

The following is quarterly financial information (unaudited) for 2000 and 1999 (in thousands of dollars).


                                       First     Second     Third     Fourth
             2000 (a,b)               Quarter    Quarter   Quarter   Quarter
                                       Ended      Ended     Ended     Ended
                                      March 25   June 17   Sept. 9   Dec. 31
-----------------------------------------------------------------------------

Revenues                              $63,293    $66,503   $64,108   $103,495
Gross Profit                           28,318     29,986    29,599     51,683
Income Before Cumulative Effect of
  Accounting Change                     4,180      4,239     4,375     10,360
Cumulative Effect of Accounting
  Change                               (7,470)       ---       ---        ---
Net Income                             (3,290)     4,239     4,375     10,360

Earnings Per Share:
Income Before Cumulative Effect of
  Accounting Change                     $0.52      $0.53     $0.56      $1.32
Cumulative Effect of Accounting
  Change                                 (.95)       ---       ---        ---
                                     ----------------------------------------
Net Income                             ($0.43)    $0.53     $0.56       $1.32


                                      Quarter    Quarter   Quarter   Quarter
              1999 (a)                 Ended      Ended     Ended     Ended
                                      March 27   June 19   Sept. 11  Dec. 31
-----------------------------------------------------------------------------

Revenues                              $61,677    $63,366   $63,458   $ 95,458
Gross Profit                           27,272     27,793    29,052     44,614
Net Income                              3,653      4,108     4,666      8,538

Earnings Per Share:                     $0.44      $0.51     $0.57      $1.06

(a) First Quarter, 2000 restated to show effect of cumulative effect of accounting change for recognizing selling expenses, effective January 1, 2000.

(b) First, second, and third fiscal quarters restated to show effect of adopting Emerging Issues Task Force, Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Additional amounts included in revenues are:

      2000: first quarter   $494          1999: first quarter       $475
            second quarter   701                second quarter       665
            third quarter    510                third quarter        586

      Additional amounts included in expenses are:

      2000: first quarter   $532          1999: first quarter       $475
            second quarter   739                second quarter       665
            third quarter    551                third quarter        586

                                 PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2000 vs. 1999
-------------
Consolidated revenues of $297.4 million were up 4.7 percent over the prior year. Operating expenses increased 3.3 percent, and operating profit increased 20.3 percent to $28 million. Excluding the financial results of BNA Communications, which was sold in 1999, revenues grew 5.6 percent, and operating expenses were up 4.3 percent. Net income for 2000 was negatively impacted by the adoption of a new accounting standard. As discussed in Note 3 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements, effective January 1, 2000. The cumulative effect of the accounting change was a net expense of $7.5 million. Net income was $15.7 million and earnings per share were $1.98. Excluding the cumulative effect of the accounting change, income was $23.2 million, a 10.2 percent increase from 1999 and earnings per share were $2.93, an increase of 13.6 percent, also reflecting fewer outstanding shares. The consolidated federal, state, and local effective income tax rate decreased to 32.9 percent in 2000 from 34.2 percent in 1999, mainly due to lower effective state and local taxes.

Publishing operating segment (which aggregates the Parent with Tax Management Inc. (excluding Software), IOMA, Pike & Fischer, Inc., BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc.) generated 86.9 percent of consolidated revenues. Publishing revenues were up 4.7 percent, reflecting the acquisition of Kennedy, new products and price increases. Operating expenses increased 4.0 percent. Excluding the results of Kennedy, revenues were up 3.9 percent, and operating expenses were up 2.9 percent. Eighteen new products were launched in 2000. Development expenses for new products and improvements on existing products were $4.0 million compared to $4.9 million in 1999. Operating expenses in 2000 also include an identifiable $4.8 million for developing improved business and publishing systems, compared to $5.6 million in 1999. Operating profit was 13.6 percent higher than in 1999.

Printing operating segment, which includes The McArdle Printing Company, Inc., achieved a 7.7 percent growth in revenues, reflecting a 15.5 percent increase in revenues from external customers and a 2.3 percent decrease in intersegment revenues. Sales to external customers have improved due to increased business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as the Publishing product sales mix migrates from print to electronic format products. Operating expenses increased
7.2 percent, including higher selling expenses related to higher external sales. Printing operating profit increased 15.2 percent.

Software operating segment, which includes BNA Software, a division of Tax Management Inc., revenues increased 5.8 percent. Operating expenses were down
7.3 percent as certain development costs were capitalized and improvements made to production processes led to fewer software revisions.
Operating profit improved 66.2 percent.

Non-operating income was $2.1 million lower in 2000 due to higher interest expense related to the Kennedy acquisition, slightly lower investment income, and net losses on sales of assets, including an additional loss on the sale of BNA Communications.

1999 vs. 1998
-------------
Consolidated revenues of $284 million were up 4.7 percent over the prior year. Operating expenses increased 4 percent, and operating profit increased 13.1 percent to $23.3 million. Net income was $21 million, a 7.2 percent increase from 1998. Earnings per share were $2.58, up 10.3 percent, also reflecting fewer outstanding shares. The consolidated federal, state, and local effective income tax rate increased to 34.2 percent in 1999 from 30.9 percent in 1998, mainly due to higher effective state and local taxes.

Publishing operating segment revenues amounted to 86.9 percent of consolidated revenues. Publishing revenues were up 4.9 percent, reflecting new products and price increases. Operating expenses increased 4.1 percent, mainly due to higher royalties and higher employment and consulting expenses. Twenty-eight new products were launched in 1999. Development expenses for new products and improvements on existing products were $4.9 million compared to $6 million in 1998. Operating expenses in 1999 also include an identifiable $5.6 million for developing improved business and publishing systems and Year 2000-related systems expenses, compared to $8.3 million in 1998. Operating profit was 12.8 percent higher than in 1998.

Printing operating segment revenues increased 7.6 percent, reflecting a 15.4 percent increase in revenues from external customers and a 0.9 percent decrease in intersegment revenues. Sales to external customers have improved due to increased business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as the Publishing product sales mix migrates from print to electronic format products. Operating expenses increased 7 percent, including higher selling expenses related to higher external sales. Printing operating profit increased 18.8 percent.

Software operating segment revenues increased 5.7 percent. Operating expenses were up 7.3 percent due in part to higher development expenses, and operating profit was essentially flat.

In August 1999, BNA Communications Inc., (BNAC) a training media business, was sold to LearnCom, Inc. An investment far in excess of BNAC's limited strategic and financial significance to the Company would have been required to grow BNAC into an acceptably profitable business, and a sale to another training media business was deemed to be in the best interests of the Company. BNAC's financial results comprise all of the "All Other" segment figures. The sale resulted in a $281,000 pre-tax loss in 1999.

Non-operating income was $856,000 higher in 1999 due to increased investment income, a gain on a sale of a publication (partially offset by the loss on the sale of BNA Communications), and a smaller loss from property and equipment disposals. Investment income net of interest expense increased 3.8 percent compared to last year due to higher interest rates.

Deferred Tax Assets
-------------------
The Company has recorded $28 million of net deferred tax assets as of year-end 2000. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred tax assets will be fully realized and no valuation allowance is necessary.

Financial Resources and Cash Flows
----------------------------------
The Company maintains its financial reserves in cash and investment securities, which, along with its operating cash flows, are sufficient to fund ongoing expenditures for operations and to support employee ownership. Cash provided from operating activities increased $9.3 million in 2000, reflecting a 5.1 percent increase in collections, and a 2.0 percent increase in operating expenditures.

Cash outlays for investing activities totaled $61.8 million. Capital expenditures netted to $56.4 million including $46.4 million for the purchase of Kennedy, $7.9 million for property and equipment additions and capitalized software, and $2.3 million for the purchase of publishing assets; $.2 million was received in the sale of a publication. In addition, $5.4 million was transferred to the Company's investment portfolio. Capital expenditures for 2001, including a business acquisition, is expected to be approximately $37 million.

Cash provided by financing activities netted to $20.7 million. The Company borrowed $45 million to partially finance the Kennedy acquisition. Sales of Class A capital stock to employees totaled $6.5 million. Capital stock repurchases amounted to $19.6 million, most of which were mandatory redemptions. In addition, the Company paid cash dividends of $11.2 million in 2000.

With more than nearly $152 million in cash and investment portfolios and a $30 million loan facility, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial debt capacity based on its operating cash flows and real estate equity.

Accounting Pronouncements
-------------------------
In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 requires that derivatives and hedging agreements be recognized as assets and liabilities, and measured at fair value. The effect of adopting the Statement is not expected to have a material effect on the Company's future financial position or overall trends in results of operations.

ITEM 7a.    Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risks in its investment portfolio and its term debt liability. A hypothetical ten percent increase in market interest rates would result in higher interest expense on its term debt, but the increase would be immaterial.

The maturity dates and average interest yields for fixed-income securities debt held in the Company's investment portfolio as of December 31, 2000 was as follows:

                     Expected Maturity Date ($ thousands)
--------------------------------------------------------------------------------
                          2001     2002     2003     2004     2005   Thereafter
--------------------------------------------------------------------------------

Municipal Bonds          $3,971  $12,610   $3,645  $13,442   $8,034    $75,896

Average Interest Rate       4.9%     5.7%     6.0%     5.7%     5.6%       5.4%

Corporate Debt              ---      ---   $1,964   $1,957      ---     $1,991

Average Interest Rate                         5.6%     5.8%                5.8%
--------------------------------------------------------------------------------

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 37 percent of these instruments at year-end 2000 mature within five years. Shorter-term maturity investments reduce the risk that any decline in their fair value will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

                                   PART II


Item 8.     Financial Statements and Supplementary Data





                  THE BUREAU OF NATIONAL AFFAIRS, INC.

                   Consolidated Financial Statements

                       December 31, 2000 and 1999

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 3 to the consolidated financial statements, the Company adopted the provisions of SEC Staff Accounting Bulletin No.
101: Revenue Recognition in Financial Statements.


                        s\ KPMG LLP
                        KPMG LLP

Washington, D.C.
February 23, 2001

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                            (In thousands of dollars)

                                     ASSETS

                                                         December 31,
                                                  ---------------------------
                                                     2000            1999
                                                  -----------     -----------
    CURRENT ASSETS:
    Cash and cash equivalents (Note 5)            $   16,190      $   16,200
    Short-term investments (Note 5)                    3,971           4,120
    Receivables (Note 9)                              48,985          43,930
    Inventories (Note 9)                               4,542           4,707
    Prepaid expenses                                   4,444           4,372
    Deferred selling expenses (Note 3)                 8,320          20,668
    Deferred income taxes (Note 8)                     3,027             ---
                                                  -----------     -----------
     Total current assets                         $   89,479      $   93,997

    MARKETABLE SECURITIES (Note 5)                   132,098         121,670
    PROPERTY AND EQUIPMENT (Note 9)                   37,126          40,111
    DEFERRED INCOME TAXES (Note 8)                    24,950          26,548
    GOODWILL (Note 7)                                 26,897          27,800
    OTHER ASSETS (Note 9)                             60,450          12,602
                                                  -----------     -----------
    Total assets                                  $  371,000      $  322,728
                                                  ===========     ===========


                                                                  (Continued)

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999
                          (In thousands of dollars)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,
                                                  ---------------------------
                                                     2000            1999
                                                  -----------     -----------
    CURRENT LIABILITIES:
    Payables and accrued liabilities (Note 9)     $    37,600     $   32,797
    Deferred income taxes (Note 8)                        ---          1,774
    Deferred subscription revenue (Note 3)            133,206        126,938
                                                  -----------     -----------

    Total current liabilities                         170,806        161,509

    LONG-TERM DEBT (Note 10)                           59,000         14,000
    POSTRETIREMENT BENEFITS, less current              69,757         70,129
    portion (Note 4)
    OTHER LIABILITIES                                   5,324          4,887
                                                  -----------     -----------
    Total liabilities                                 304,887        250,525
                                                  -----------     -----------

    COMMITMENTS AND CONTINGENCIES (Notes 11 & 12)
    STOCKHOLDERS' EQUITY (Note 12):
    Common stock issued, $1.00 par value --
      Class A - 6,478,864 shares                        6,479          6,479
      Class B - 4,926,973 shares                        4,927          4,927
      Class C -    506,336 shares                         506            506
    Additional paid-in capital                         48,920         44,421
    Retained earnings                                  84,604         80,107
    Treasury stock, at cost                           (78,986)       (61,380)
    Elements of other comprehensive income:
      Net unrealized (loss) on marketable                (314)        (2,802)
    securities
      Foreign currency translation adjustment             (23)           (55)
                                                  -----------     -----------
    Total stockholders' equity                         66,113         72,203
                                                  -----------     -----------
    Total liabilities and stockholders' equity        371,000     $  322,728
                                                  ===========     ===========


         See accompanying notes to consolidated financial statements.

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
               (In thousands of dollars, except per share amounts)


                                                           Percent of Operating
                                                                   Revenue
                                                            --------------------
                                2000      1999      1998     2000   1999   1998
                              --------  --------  --------  ------ ------ ------
OPERATING REVENUES (Note 3)   $297,399  $283,959  $271,328  100.0% 100.0% 100.0%
                              --------  --------  --------  ------ ------ ------
OPERATING EXPENSES
 (Notes 3,4,7,9 and 11):
 Editorial, production, and    157,813   155,228   146,488   53.1   54.7   54.0
  distribution
 Selling                        62,776    60,307    59,626   21.1   21.2   22.0
 General and administrative     46,156    42,856    42,646   15.5   15.1   15.7
 Profit sharing                  2,620     2,262     1,968    0.9    0.8    0.7
                              --------  --------  --------  ------ ------ ------
                               269,365   260,653   250,728   90.6   91.8   92.4
                              --------  --------  --------  ------ ------ ------
OPERATING PROFIT                28,034    23,306    20,600    9.4    8.2    7.6
                              --------  --------  --------  ------ ------ ------
NON-OPERATING INCOME:
 Investment income (Note 5)      9,327     9,516     9,077    3.1    3.4    3.3
 Interest expense (Note 10)     (1,654)   (1,026)     (899)  (0.5)  (0.4)  (0.3)
 Other income (expense)         (1,200)      112      (432)  (0.4)    --   (0.2)
  (Notes 2 and 6)             --------  --------  --------  ------ ------ ------
TOTAL NON-OPERATING INCOME       6,473     8,602     7,746    2.2    3.0    2.8
                              --------  --------  --------  ------ ------ ------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                   34,507    31,908    28,346   11.6   11.2   10.4
PROVISION FOR INCOME TAXES
 (Note 8)                       11,353    10,898     8,753    3.8    3.8    3.2
                              --------  --------  --------  ------ ------ ------
INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE    23,154    21,010    19,593    7.8%   7.4%   7.2%
                              --------  --------  --------  ====== ====== ======
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR SELLING EXPENSE
 (Note 3)                       (7,470)      ---       ---
                              --------  --------  --------
NET INCOME                    $ 15,684  $ 21,010  $ 19,593
                              --------  --------  --------

EARNINGS PER SHARE (Note 12)

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE  $  2.93   $  2.58   $  2.34
CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE               (.95)       --        --
                              --------  --------  --------
NET INCOME                    $  1.98   $  2.58   $  2.34
                              ========  ========  ========

         See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (In thousands of dollars)


                                                2000       1999       1998
                                             ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $ 15,684   $ 21,010   $ 19,593
 Items with different cash requirements
  than that reflected in net income -
   Cumulative effect of accounting change       7,470        ---        ---
   Depreciation and amortization               11,129     10,637     10,533
   (Gain) on sales of securities                 (913)    (1,497)    (1,423)
   (Gain) loss on sales of assets               1,200       (112)       432
   Others                                        (137)      (407)        48
 Changes in operating assets and
  liabilities -
   Receivables                                 (4,248)       773     (1,806)
   Deferred subscription revenue                4,301       (859)      (349)
   Payables and accrued                         4,656     (1,182)     1,663
    liabilities
   Postretirement benefits                       (372)     1,023      3,786
   Deferred income taxes                          246      1,827     (4,275)
   Deferred selling expenses                       72        866      1,658
   Inventories                                    200        (52)       441
   Other assets and libilities-net              1,814       (209)       240
                                             ---------  ---------  ---------
Net cash provided from operating
 activities                                    41,102     31,818     30,541
                                             ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures
  Acquisition of businesses
  (net of $750 cash acquired in 1998)         (46,360)       ---    (18,289)
  Purchases of equipment and furnishings       (3,345)    (2,803)    (4,272)
  Capitalized software                         (4,345)    (6,642)       ---
  Building improvements                          (267)      (328)      (170)
  Proceeds from sales of assets                   156      1,120         96
  Purchase of publishing assets                (2,255)    (2,526)      (132)
                                             ---------  ---------  ---------
  Net cash used for capital expenditures      (56,416)   (11,179)   (22,767)
expenditures                                 ---------  ---------  ---------


                                                                  (Continued)

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                          (In thousands of dollars)

                                                2000       1999       1998
                                             ---------  ---------  ---------
 Securities investments
  Proceeds from sales and maturities          102,403     57,142     75,267
  Purchases                                  (107,805)   (59,880)   (82,127)
                                             ---------  ---------  ---------
  Net cash used for securities investments     (5,402)    (2,738)    (6,860)
                                             ---------  ---------  ---------
Net cash used for investing activities        (61,818)   (13,917)   (29,627)
                                             ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of capital stock to employees            6,481      6,493      5,727
 Purchases of treasury stock                  (19,588)   (12,816)   (14,702)
 Dividends paid                               (11,187)   (10,637)   (10,101)
 Borrowings                                    45,000        ---     15,000
 Repayment of borrowings                          ---        ---     (1,000)
                                             ---------  ---------  ---------
 Net cash provided by (used for)
 financing activities                          20,706    (16,960)    (5,076)
                                             ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (10)       941     (4,162)

CASH AND CASH EQUIVALENTS,
 beginning of year                             16,200     15,259     19,421
                                             ---------  ---------  ---------
CASH AND CASH EQUIVALENTS,
 end of year                                 $ 16,190   $ 16,200   $ 15,259
                                             =========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
 Interest paid                               $    968   $  1,063   $    678
 Income taxes paid                             11,730      8,973     13,627

NONCASH INVESTING ACTIVITIES-
Acquisitions of businesses:
  Fair value of assets acquired              $ 47,561              $ 26,628
  Cash paid                                   (46,360)              (19,039)
                                             ---------             ---------
  Liabilities assumed                        $  1,201              $  7,589
                                             =========             =========

         See accompanying notes to consolidated financial statements.

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      (In thousands of dollars)

                                                  Comprehensive   Capital   Additional                         Accum. Other
                                                    Income         Stock     Paid-In     Retained   Treasury   Comprehensive
                                                   (Note 13)      Issued     Capital     Earnings    Stock        Income
                                                  ------------   ---------  ----------   ---------  ---------  ------------
BALANCE, January 1, 1998                                         $ 11,912   $ 35,668     $ 60,242   $(37,329)    $ 3,058
Net Income                                           $19,593          ---        ---       19,593        ---         ---
Other Comprehensive Income, net of tax:
 Unrealized (loss) on marketable securities              (45)         ---        ---          ---        ---         (45)
 Currency translation adjustment                         ( 2)         ---        ---          ---        ---          (2)
                                                  ------------
Comprehensive Income                                 $19,546
                                                  ============
Sales of Class A treasury shares to employees                         ---      4,114          ---      1,613         ---
Repurchases of shares                                                 ---        ---          ---    (14,702)        ---
Cash dividends--$1.20 per share                                       ---        ---      (10,101)       ---         ---
                                                                 ---------  ----------   ---------  ---------  ------------
 BALANCE, December 31, 1998                                        11,912     39,782       69,734    (50,418)      3,011

Net Income                                           $21,010          ---        ---       21,010        ---         ---
Other Comprehensive Income, net of tax:
 Unrealized (loss) on marketable securities           (5,883)         ---        ---          ---        ---      (5,883)
 Currency translation adjustment                          15          ---        ---          ---        ---          15
                                                  ------------
Comprehensive Income                                 $15,142
                                                  ============
Sales of Class A treasury shares to employees                         ---      4,639          ---      1,854         ---
Repurchases of shares                                                 ---        ---          ---    (12,816)        ---
Cash dividends--$1.30 per share                                       ---        ---      (10,637)       ---         ---
                                                                 ---------  ----------   ---------  ---------  ------------
 BALANCE, December 31, 1999                                        11,912     44,421       80,107    (61,380)     (2,857)
Net Income                                           $15,684          ---        ---       15,684        ---         ---
Other Comprehensive Income, net of tax:
 Unrealized (loss) on marketable securities            2,488          ---        ---          ---        ---       2,488
 Currency translation adjustment                          32          ---        ---          ---        ---          32
                                                  ------------
Comprehensive Income                                 $18,204
                                                  ============
Sales of Class A treasury shares to employees                         ---      4,499          ---      1,982         ---
Repurchases of shares                                                 ---        ---          ---    (19,588)        ---
Cash dividends--$1.40 per share                                       ---        ---      (11,187)       ---         ---
                                                                 ---------  ----------   ---------  ---------  ------------
 BALANCE, December 31, 2000                                      $ 11,912   $ 48,920     $ 84,604   $(78,986)    $  (337)
                                                                 =========  ==========   =========  =========  ============

          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(1)   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the Parent), and its subsidiary companies (consolidated, the Company). Material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Effective January 1, 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs, and accordingly, increased revenues and distribution expenses for 1999 by $3,062,000 and for 1998 by $2,499,000. The restatement had no impact on net income.

      The carrying value of financial assets and liabilities reported in the financial statements approximates fair value. The reported amounts of some assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)   ACQUISITIONS AND DISPOSITIONS

      In November 2000, the Company acquired all of the publishing and operating assets of Kennedy Information, LLC (Kennedy), a publisher of newsletters, magazines, directories, and conferences. The Company paid $46.4 million in cash and assumed liabilities of $1.2 million, based on estimated Kennedy asset and liability balances; these are subject to a final accounting and purchase price adjustment. Additional monies could also be paid out if performance targets are exceeded for fiscal years ending December 31, 2001 through 2004. The acquisition was partially financed with a $45 million loan from an insurance company. The acquisition was accounted for as a purchase and, accordingly, Kennedy's financial results have been included with those of the Company since the acquisition date. The final purchase price will be allocated to the Kennedy assets, primarily intangible assets, based on valuations performed by an independent appraiser to be completed in the first quarter of 2001. Pending the final allocation of the purchase price, the estimated total value of Kennedy intangible assets has been classified as an Other Asset.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Kennedy Information as if the acquisition had occurred at the beginning of 1998. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, amortization of goodwill and customer lists, and certain other adjustments, together with related income tax effects. (in thousands, except per share data).

                                      2000        1999         1998
                                    ---------   ----------   ---------
       Revenues                     $ 308,535   $ 290,784    $ 275,621
       Net Income                   $  14,054   $  16,884    $  15,268
       Earnings per share           $    1.78   $    2.07    $    1.82

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      On a pro forma basis for 2000, 1999 and 1998, earnings per share would have decreased by $0.20, $0.51, and $0.52, respectively. However, these pro forma results may not be indicative of the results of operations which would have resulted had Kennedy and the Company been a consolidated entity during those years or of future results of operations of the consolidated entities, and are not indicative of what the purchase price would have been at that time.

      During 2000, the Company purchased subscriber lists from other publishers. The total cost was $3,255,000, consisting of $2,255,000 in cash and the balance in assumed liabilities. The cost was assigned to subscription lists.

      In August 1999, the Company sold BNA Communications Inc. (BNAC), a media-based training enterprise. The sales price was $2.1 million, consisting of cash and royalty receivables, and an after-tax loss of $188,000 was recorded in 1999. In 2000, the collection of the receivable became doubtful and was fully reserved, resulting in an additional after-tax loss of $613,000. BNAC's revenues were $2,262,000 in 1999 (prior to the sale) and $4,597,000 in 1998; operating expenses were $2,460,000 in 1999, and $4,736,000 in 1998.

      During 1999, the Company purchased subscriber lists from other publishers. The total cost was $3,085,000, consisting of $2,526,000 in cash and the balance in assumed liabilities. The cost was assigned to subscription lists.

      In January 1998, the Company acquired all of the outstanding stock of Institute of Management and Administration, Inc. (IOMA), a newsletter publisher. The acquisition was accounted for as a purchase and, accordingly, IOMA's financial results have been included with those of the Company since the acquisition date. IOMA was acquired for $19 million in cash, partially financed with a $15 million bank loan. A portion of the cost was assigned to subscription lists, which are being amortized over three years. The majority of the cost was assigned to goodwill, which is being amortized over 35 years.



(3)   RECOGNITION OF REVENUES AND SELLING EXPENSES

      Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms, which are primarily one year. Deferred subscription revenue is classified on the balance sheet as a current liability; however, the cost to fulfill the Company's subscription obligation will be substantially less than the liability amount shown. Software revenues are recognized at the time of shipment, net of a reserve for returns. Advertising expenses were $8,423,000 in 2000, $11,963,000 in 1999 and $10,666,000 in 1998.

      Prior to 2000, the Company deferred all subscription-related field-selling expenses. Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements; which permits the deferral of only direct and incremental expenses (sales commissions) when related revenues are deferred. This change in accounting required that $12,276,000 in previously deferred selling expenses be written off, resulting in a one-time, non-cash expense of $7,470,000 after taxes.

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   EMPLOYEE BENEFIT PLANS

      The Company has noncontributory defined benefit pension plans covering employees of the Parent and certain subsidiary companies. Benefits are based on years of service and average annual compensation for the highest paid five years during the last 10 years of service. The plans provide for five-year cliff vesting.

      Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                   2000       1999       1998
                                                 --------   ---------  ---------
  Service cost benefits earned during the year   $ 4,472    $ 4,689    $ 4,415
  Interest cost                                    7,183      6,514      6,249
  Expected return on plan assets during the year  (7,436)    (7,058)    (6,372)
  Recognized net actuarial gain and amortization
   of transition assets and prior service costs   (1,042)      (164)       (50)
                                                 --------   --------   --------
  Net pension expense                            $ 3,177    $ 3,981    $ 4,242
                                                 ========   ========   ========

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

      Other postretirement benefits expense is recorded in accordance with financial reporting standards which require that the present value of these benefits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                   2000       1999       1998
                                                 --------   --------   --------
  Service cost benefits earned during the year   $ 1,911    $ 2,004    $ 1,927
  Interest cost                                    3,477      2,889      2,800
  Expected return on plan assets during the year  (1,053)      (539)      (240)
  Recognized net actuarial gain                     (775)      (734)      (655)
  Amortization of prior service cost                 (54)       (55)       (55)
                                                 --------   --------   --------
       Other postretirement benefits expense     $ 3,506    $ 3,565    $ 3,777
                                                 ========   ========   ========

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth the changes in benefits obligations and assets, the funded status of the plans, and the liabilities recognized in the Company's Consolidated Balance Sheets as of December 31 (in thousands of dollars, except percentages):

                                                                  Other
                                      Pension Benefits       Postretirement
                                                                Benefits
                                     --------------------  --------------------
                                        2000      1999       2000       1999
                                     ---------- ---------  --------- ----------
   Change in benefit obligation:
   Benefit obligation--January 1      $ 88,768  $  95,494  $ 43,872  $  44,008
   Service cost                          4,472      4,689     1,911      2,004
   Interest cost                         7,183      6,514     3,477      2,889
   Actuarial (gain) loss                 7,739    (12,251)    3,221     (3,718)
   Benefits paid                        (6,707)    (5,678)   (1,609)    (1,311)
                                     ---------- ---------  --------- ----------
   Benefit obligation--December 31     101,455     88,768    50,872     43,872
                                     ---------- ---------  --------- ----------
   Change in plan assets:
   Fair value of plan
    assets--January 1                   89,384     84,728    12,414      6,378
   Actual return on plan assets          6,610     10,205       106      1,036
   Employer contribution                   ---        ---     5,000      5,000
   Benefits paid                        (6,564)    (5,549)      ---        ---
                                     ---------- ---------  --------- ----------
   Fair value of plan
   assets--December 31                  89,430     89,384    17,520     12,414
                                     ---------- ---------  --------- ----------
   Projected benefit obligation in
    excess of plan assets               12,025      (616)    33,352     31,458
   Unrecognized transition asset           751      1,128       ---        ---
   Unrecognized net gain                13,233     22,536    11,861     16,752
   Unrecognized prior service cost           4        (69)      292        394
                                     ---------- ---------  --------- ----------
   Accrued liability                    26,013     22,979    45,505     48,604
     Less current portion                  164        143     1,597      1,311
                                     ---------- ---------  --------- ----------
   Long-term portion                 $  25,849  $  22,836  $ 43,908  $  47,293
                                     ========== =========  ========= ==========

   Assumed discount rate                 7.25%      7.5%      7.25%       7.5%
   Assumed rate of compensation           5.0%      5.0%        ---        ---
    increase
   Expected long term rate of             8.5%      8.5%       8.5%       8.5%
    return on assets

      Plan assets include equity securities, fixed income securities, and temporary investments. The benefit obligations as of December 31, 2000 have been calculated by an independent actuary.

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company's funding practice with respect to pension benefits is to contribute amounts which, at a minimum, satisfy ERISA requirements. No contributions have been allowed since 1997 due to Internal Revenue Service funding limitations. The Company's policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust.

      The December 31, 2000 postretirement benefit obligation was determined using an assumed health care cost trend rate of 4.5 percent in 2001 and each year thereafter over the projected payout period of the benefits. A one percent increase in the assumed health care cost trend rate for each year would increase the year-end postretirement benefit obligation by $8.7 million and the 2000 postretirement benefit expense by $1 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $7 million and the postretirement benefit expense by $.8 million.

      In addition, some acquired subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiaries. Pension expense for these plans was $1,282,000 in 2000, $1,126,000 in 1999, and $1,001,000 in 1998.


 (5)  INVESTMENTS AND INVESTMENT INCOME

      Cash and investments were as follows (in thousands of dollars):

                                                        December 31,
                                                 ---------------------------
                                                     2000            1999
                                                 -----------     -----------
       Cash and cash equivalents                 $    16,190     $   16,200
       Short-term investments                          3,971          4,120
       Marketable securities                         132,098        121,670
                                                 -----------     -----------
       Total                                     $   152,259     $  141,990
                                                 ===========     ===========

      Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed-income investments, maturing in one year or less. Marketable securities consist of fixed-income securities maturing in more than one year and equity securities.

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Investment income consisted of the following (in thousands of dollars):

                                              2000        1999         1998
                                           ---------   ----------   ----------
       Interest income                     $   7,592   $   6,561    $   6,096
       Dividend income                           822       1,458        1,558
       Net gain on sales of securities           913       1,497        1,423
                                           ---------   ----------   ----------
       Total                               $   9,327   $   9,516    $   9,077
                                           =========   ==========   ==========

      Proceeds from the sales and maturities of securities were $102,403,000, $57,142,000 and $75,267,000 in 2000, 1999, and 1998, respectively. Gross realized gains and (losses) from these sales were $1,043,000 and $(130,000) in 2000, $1,587,000 and $(90,000) in 1999, and $1,614,000 and
      $(191,000) in 1998. The specific identification method is used in computing realized gains and losses.

      The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized    Fair
       December 31, 2000            Cost       Gains       Losses      Value
                                  ---------- ----------  ---------- ----------
       Equity securities          $   13,131 $      232  $    (804) $   12,559
       Municipal bonds               117,565      1,562     (1,529)    117,598
       Corporate debt                  5,856         91        (35)      5,912
                                  ---------- ----------  ---------- ----------
       Total                      $  136,552 $    1,885  $  (2,368) $  136,069
                                  ========== ==========  ========== ==========


       December 31, 1999

       Equity securities          $   11,131 $       70  $    (946) $   10,255
       Municipal bonds               103,806        525     (4,019)    100,312
       Corporate debt                 15,163        266       (206)     15,223
                                  ---------- ----------  ---------- ----------
       Total                      $  130,100 $      861  $  (5,171) $  125,790
                                  ========== ==========  ========== ==========


                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 2000 were as follows (in thousands of dollars):

                                                  Amortized         Fair
                                                     Cost           Value
                                                 -----------     -----------
       Within one year                           $     3,961     $    3,971
       One through five years                         41,367         41,652
       Five through ten years                         22,855         22,781
       Over ten years                                 55,238         55,106
                                                 -----------     -----------
       Total                                     $   123,421     $  123,510
                                                 ===========     ===========


(6)   OTHER INCOME (EXPENSE)

      Other income (expense) was comprised of the following (in thousands of dollars):
                                              2000         1999        1998
                                           ----------   ----------  ----------
       Gain on sales of publishing assets  $      16    $     569   $     ---
       Loss on sale of BNAC                   (1,035)        (283)        ---
       Loss on disposals of property
          and equipment                         (181)        (174)       (432)
                                           ----------   ----------  ----------
       Total                               $  (1,200)   $     112   $    (432)
                                           ==========   ==========  ==========


(7)   GOODWILL

      Goodwill represents the excess of the cost of purchased publications and the capital stock of subsidiaries over the fair value of net assets at the dates of their respective acquisitions, net of accumulated amortization of $6,895,000 in 2000 and $5,992,000 in 1999.

      Goodwill acquired before mandatory amortization rules, in the amount of $634,000, is not being amortized because, in management's opinion, it has continuing value. Other goodwill is amortized on a straight-line basis, over periods not exceeding forty years. Amortization expense was $903,000 for 2000, $902,000 for 1999, and $881,000 for 1998.

      The recoverability of goodwill is evaluated periodically to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its book value, and records impairments when appropriate. If any impairment has occurred, goodwill will be written down to its fair value.

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   INCOME TAXES

      The total income tax expense (benefit) was allocated as follows (in thousands of dollars):

                                            2000        1999          1998
                                          ---------   ---------    ---------
    Income Statement Provision for
      Income Taxes                        $ 11,353    $ 10,898     $  8,753
    Stockholders' Equity--Change in:
      Unrealized gain (loss) on
       marketable securities                 1,339      (3,167)         (24)
      Foreign currency translation
       adjustment                               18           8           (1)
                                          ---------   ---------    ----------
    Total                                 $ 12,710    $  7,739     $   8,728
                                          =========   =========    ==========

      The provision for income taxes consisted of the following (in thousands of dollars):
                                             2000        1999         1998
                                           ----------  ----------   ----------
       Taxes currently payable:
          Federal                          $   9,924   $   8,352    $  11,296
          State and local                      1,456         850        1,732
                                           ----------  ----------   ----------
                                              11,380       9,202       13,028
                                           ----------  ----------   ----------
       Deferred tax provision:
          Federal                                 93       1,017       (2,811)
          State and local                       (120)        679       (1,464)
                                           ----------  ----------   ----------
                                                 (27)      1,696       (4,275)
                                           ----------  ----------   ----------
       Total                               $  11,353   $  10,898    $   8,753
                                           ==========  ==========   ==========

      Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                               Percent of Pretax Income
                                           ---------------------------------
                                             2000        1999        1998
                                           ---------   ---------   ---------
       Federal statutory rate                  35.0%       35.0%       35.0%
       State and local income taxes, net
         of federal income tax benefit          2.5         3.1         0.6
       Goodwill amortization and other
         nondeductible expenses                 1.7         2.1         2.0
       Tax exempt interest exclusion           (5.7)       (5.0)       (5.3)
       Dividends received exclusion            (0.6)       (1.0)       (1.4)
                                           ---------   ---------   ---------
       Total                                   32.9%       34.2%       30.9%
                                           =========   =========   =========

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                        December 31,
                                                 ---------------------------

                                                    2000            1999
                                                 -----------     -----------
       Deferred tax assets:
          Other postretirement benefits          $    18,243     $   19,496
          Pension expense                             10,624          9,378
          Inventories                                  2,041          1,825
          Annual leave                                 1,828          2,084
          Tax loss carryforwards                         453            946
          Others                                       3,042          3,082
                                                 -----------     -----------
       Total deferred tax assets                      36,231         36,811
                                                 -----------     -----------
       Deferred tax liabilities:
          Deferred selling expenses                   (3,246)        (8,092)
          Depreciation                                   (65)        (1,815)
          Others                                      (4,943)        (2,130)
                                                 -----------     -----------
       Total deferred tax liabilities                 (8,254)       (12,037)
                                                 -----------     -----------
       Net deferred tax assets                   $    27,977     $   24,774
                                                 ===========     ===========

      To the extent not utilized, the tax loss carryforwards expire in 2004 through 2012. In the opinion of management, based on expected future earnings and available tax planning strategies, it is more likely than not that the deferred tax assets will be realized in future years, and no valuation allowance is necessary.


(9)         OTHER BALANCE SHEET INFORMATION

      Certain year-end balances consisted of the following (in thousands of dollars):

                                                    2000            1999
                                                 -----------     -----------
       Receivables:
          Customers                              $    46,405     $   40,706
          Others                                       4,609          4,675
          Allowance for doubtful accounts             (2,029)        (1,451)
                                                 -----------     -----------
       Total                                     $    48,985     $   43,930
                                                 ===========     ===========

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    2000            1999
                                                 -----------     -----------
       Inventories:
          Materials and supplies                 $     3,103     $    3,178
          Work in process                                196            313
          Finished goods                               1,243          1,216
                                                 -----------     -----------
       Total                                     $     4,542     $    4,707
                                                 ===========     ===========

      Inventories are valued at the lower of cost (principally average cost method) or market.

                                                    2000            1999
                                                 -----------     -----------
       Property and Equipment, at cost:
          Land                                   $     4,250     $    4,250
          Buildings and improvements                  49,962         49,695
          Furniture and equipment                     55,297         58,976
          Accumulated depreciation                   (72,383)       (72,810)
                                                 -----------     -----------
       Total                                     $    37,126     $   40,111
                                                 ===========     ===========

      The Company uses straight-line and accelerated methods of depreciation based on estimated useful lives ranging from 5 to 45 years for buildings and improvements, and 3 to 10 years for furniture and equipment. Depreciation expense was $6,450,000 in 2000, $7,114,000 in 1999, and
      $7,657,000 in 1998. Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                                    2000            1999
                                                 -----------     -----------
       Other assets:
          Amortizable assets--
            Software                             $     9,401     $    7,018
            Customer lists                             5,388          4,210
            Kennedy intangible assets                 45,188            ---
            Others                                       360            260
                                                 -----------     -----------
                                                      60,337         11,488
       Other receivables                                 113          1,114
                                                 -----------     -----------
       Total                                     $    60,450     $   12,602
                                                 ===========     ===========

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Amortizable assets are expensed evenly over their respective estimated lives, ranging from 3 to 10 years. Amortization expense for these assets was $3,776,000 in 2000, $2,621,000 in 1999, and $1,995,000 in 1998.
      Accumulated amortization for these amortizable assets was $10,231,000 in 2000 and $6,455,000 in 1999.

                                                     2000             1999
                                                  -----------     -----------
     Payables and accrued liabilities:
       Accounts payable                           $   20,483      $   16,820
       Employee compensation and benefits             15,521          13,945
       Postretirement benefits, current portion        1,761           1,454
       Income taxes                                     (165)            578
                                                  -----------     -----------
       Total                                      $   37,600      $   32,797
                                                  ===========     ===========


(10)  LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands of dollars):
                                                        December 31,
                                                 ---------------------------
                                                    2000            1999
                                                 -----------     -----------
   Note payable, unsecured, variable interest
    LIBOR plus.2%; 6.76% for 2000, 5.52% for     $    14,000     $   14,000
    1999), due 2003-2004
   Notes payable, unsecured, 8.15%, due
    2005-2010                                         45,000            ---
                                                 -----------     -----------
       Total                                     $    59,000     $   14,000
                                                 ===========     ===========

      During 2000, the Company entered into a $75 million shelf financing agreement with an insurance company, of which $45 million was used to partially finance an acquisition. The Company also has a $1.5 million unsecured line of credit, of which $.5 million is being used to secure a letter of credit.

      Maturities of long-term debt are as follows: 2003 and 2004, $7,000,000; 2005 through 2010, $7,500,000. The current rate of the variable bank note, effective through May 1, 2001, is 5.6%.
      Carrying values of debt approximate fair values.


(11)   COMMITMENTS AND CONTINGENCIES

      On March 1, 2001, the Company entered into an agreement to acquire all of the outstanding stock of an electronic forms publisher for a purchase price of approximately $27.5 million, plus additional monies if performance targets are exceeded for fiscal years ending December 31, 2001 through 2004. The acquisition, expected to be consummated in April 2001, will be accounted for as a purchase.

      The Company has non-cancelable operating leases for office space and vehicles. Total rent expense was $6,468,000 in 2000, $6,222,000 in 1999, and $5,671,000 in 1998.


                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As of December 31, 2000, future minimum lease payments under non-cancelable operating leases were as follows: 2001 - $7,288,000; 2002 - $6,111,000; 2003 - $5,852,000; 2004 - $4,924,000; 2005 - $4,669,000;
      thereafter - $7,519,000

      The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

 (12) STOCKHOLDERS' EQUITY

      Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 2000 and 1999, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000, respectively.

      The Company's commitment to employee ownership is supported by its policy to repurchase all stock tendered by stockholders that is in excess of employee stock plan purchases. Stock repurchases have ranged from $12.8 to $19.6 million over the last three years, a level that can be expected to continue. In addition, the majority of the outstanding Class C stock, with a market value of $11.4 million at December 31, 2000, is expected to be tendered in 2003.

      Treasury share transactions were as follows:

                                                Treasury Stock Shares
                                           --------------------------------
                                           Class A     Class B     Class C
                                           ---------   --------    --------
       Balance, January 1, 1998            2,959,761    349,685     102,923

       Sales to employees                  (174,405)        ---         ---
       Repurchases                           76,059     265,932     104,154
       Conversions of Class A to Class B    108,241    (108,241)        ---
                                           ---------   --------    --------
       Balance, December 31, 1998          2,969,656    507,376     207,077

       Sales to employees                  (175,547)        ---         ---
       Repurchases                           80,069     257,788       4,788
       Conversions of Class A to Class B
        and Class C                         131,304    (128,428)     (2,876)
                                           ---------   --------    --------
       Balance, December 31, 1999          3,005,482    636,736     208,989

       Sales to employees                  (155,184)        ---         ---
       Repurchases                           62,660     389,500       4,670
       Conversions of Class A to Class B    313,657    (313,657)        ---
                                           ---------   --------    --------
       Balance, December 31, 2000          3,226,615    712,579     213,659
                                           =========   ========    ========

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Earnings per share have been computed based on the aggregate weighted average number of all outstanding shares of stock, which was 7,912,881 in 2000, 8,158,816 in 1999, and 8,367,904 in 1998.

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

      Elements of other comprehensive income are shown below:

                                                2000        1999        1998
                                             ----------  ----------  ----------
     Holding gains (losses) on securities
      arising during the year                $  4,740    $ (7,553)   $  1,354
     Less net gains included in net income        913       1,497       1,423
                                             ----------  ----------  ----------
     Changes in unrealized gains/losses         3,827      (9,050)        (69)
     Less income taxes                          1,339      (3,167)        (24)
                                             ----------  ----------  ----------
     Net unrealized gains(losses)               2,488      (5,883)        (45)
                                             ----------  ----------  ----------
     Currency translation gains(losses)            50          23          (3)
     Less income taxes                             18           8          (1)
                                             ----------  ----------  ----------
     Net currency translation gains(losses)        32          15          (2)
                                             ----------  ----------  ----------
     Other comprehensive income              $  2,520    $ (5,868)   $    (47)
                                             ==========  ==========  ==========


                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  SEGMENTS AND RELATED INFORMATION

      Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics.

      The Company has three primary operating segments, Publishing, Printing, and Software. Publishing operations consist primarily of the creation, production and marketing of legal and regulatory and general business advisory information, in print and electronic formats. Publishing aggregates the operations of the Parent with Tax Management Inc., excluding its software division and also includes the Parent's other publishing subsidiary companies. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries. Printing includes the operations of The McArdle Printing Co., Inc. Software includes the operations of BNA Software, a division of Tax Management Inc.

      The All Other segment includes the operations, prior to its sale in 1999, of BNA Communications Inc., a media-based training enterprise. Intersegment revenues approximate current market prices. The Company did not derive ten percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have ten percent or more of its assets in foreign locations.

      Operating segment information is presented below:


  Year Ended December 31,2000      Publishing Printing Software   Total
  ---------------------------      ---------- -------- -------- ---------
  Revenues from external customers  $258,483  $ 24,258 $ 14,658 $ 297,399
  Intersegment revenues                  ---    15,995      ---    15,995
  Operating profit                    21,357     2,594    4,083    28,034
  Interest expense                     1,635       268      ---     1,903
  Identifiable assets                353,335    18,059    2,564   373,958
  Depreciation and amortization       10,037     1,092      ---    11,129
  Capital expenditures                54,518       513    1,935    56,966

                                                                  (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                All
Year Ended December 31, 1999    Publishing Printing  Software  Other     Total
----------------------------    ---------- --------  --------  ------  --------
Revenues from external customers $246,835  $ 21,003  $ 13,859  $2,262  $283,959
Intersegment revenues                 ---    16,373       ---     ---    16,373
Operating profit (loss)            18,796     2,251     2,457    (198)   23,306
Interest expense                    1,026       353       ---      29     1,408
Identifiable assets               307,296    19,077       650     ---   327,023
Depreciation and amortization       9,417     1,060       ---     160    10,637
Capital expenditures               12,186       568         2     129    12,885


                                                                All
Year Ended December 31, 1998    Publishing Printing  Software  Other     Total
----------------------------    ---------- --------  --------  ------  --------
Revenues from external customers $235,415  $ 18,199  $ 13,117  $4,597  $271,328
Intersegment revenues                 ---    16,524       ---     ---    16,524
Operating profit (loss)            16,354     1,894     2,491    (139)   20,600
Interest expense                      899       419       ---      17     1,335
Identifiable assets               310,338    17,617       930   2,704   331,589
Depreciation and amortization       9,107     1,053       ---     373    10,533
Capital expenditures               28,237       439       ---     563    29,239

  Reconciliation of items differing from consolidated totals are shown below:

                                                  2000      1999       1998
                                                --------  --------   --------
Total interest expense for reportable segments  $ 1,903   $  1,408   $  1,335
Elimination of intersegment interest expense       (249)      (382)      (436)
                                                --------  --------   --------
  Consolidated interest expense                 $ 1,654   $  1,026   $    899
                                                --------  --------   --------

Total assets for reportable segments            $373,958  $327,023   $331,589
Elimination of intersegment assets                (2,958)   (4,295)    (7,140)
                                                --------  --------   --------
  Consolidated assets                           $371,000  $322,728   $324,449
                                               =========  ========   ========

         SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                          (In Thousands of Dollars)


--------------------------------------------------------------------------------
        Column A              Column B        Column C        Column D  Column E
--------------------------------------------------------------------------------
                                              Additions
                                         --------------------
                                           (1)        (2)
                                         --------------------
                                                    Charged              Balance
                              Balance at Charged to to Other   Deduct-   at End
                              Beginning  Costs and  Accounts;   ions;      of
           Description        of Period  Expenses   Describe   Describe  Period
----------------------------- ---------- ---------- --------- ---------- -------

VALUATION ACCOUNTS DEDUCTED
 FROM ASSETS TO WHICH THEY APPLY:
-----------------------------------

Allowance for Doubtful Accounts
Receivable:
 Year ended December 31, 2000    $1,451   $1,127    $ 26 (a,b) $575(c)   $2,029
 Year ended December 31, 1999     1,714      738    (146)(a)    855(c)    1,451
 Year ended December 31, 1998     1,576      876      51 (a,d)  834(c)    1,714




Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.

(b) Includes $65 acquired with Kennedy Information, Inc.

(c) Net accounts written off.

(d) Includes $30 acquired with IOMA.

                                     PART II


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years ended December 31, 2000 or through the date of this Form 10K.

                                    PART III

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2000.
Such information is incorporated herein by reference.


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

Item 11.    Executive Compensation

The information required under this Item 11 is contained in the Proxy Statement under the headings "V. Executive Compensation" and "VI. Employee Benefit Plans" and is incorporated herein by reference.

Item 12.    Security Ownership of Beneficial Owners and Management

The information required under this Item 12 is contained in the Proxy Statement under the heading "I. Election of Directors" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required under this Item 13 is contained in the Proxy Statement under the heading "V. Executive Compensation" and is incorporated herein by reference.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Report on Form 8-K

            The following documents are filed as part of this report.

(a)(1)  Financial Statements:                                         Page
            Report of Independent Auditors                             22
            Consolidated Balance Sheets as of December 31, 2000
              and 1999.                                                23
            Consolidated Statements of Income, Consolidated            25
              Statements of Cash Flows, and Consolidated
              Statements of Changes in Stockholders' Equity
              for each of the years ended December 31, 2000,
              1999, and 1998
            Notes to Consolidated Financial Statements                 29

   (2)  Financial Statement Schedule:

            Report of Independent Auditors as to the
              financial statement schedule                             22

        V   Valuation and Qualifying Accounts and Reserves             44

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)      Exhibits:

       3.1  Certificate of Incorporation, as amended***

       3.2  By laws, as amended*

      11 Statement re: Computation of Per Share Earnings is contained in the 2000 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page 41 of this Form 10-K.

      22    Subsidiaries of the Registrant.*

      28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 21, 2001**

      28.2 Annual Report on Form 11-K related to the BNA 401(k) Plan for the fiscal year ended December 31, 2000.*

      *     Filed herewith.

      ** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2000.

      *** Incorporated by reference to the Company's 1993 Form 10-K, Commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

            Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)         Reports on Form 8-K:

            A Current Report on Form 8-K was filed November 21, 2000, which included disclosure under Item 2 relating to the Company's acquisition of Kennedy Information on November 10, 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     THE BUREAU OF NATIONAL AFFAIRS, INC.


                  By: s/Paul N. Wojcik
                  Paul N. Wojcik, Chief Executive Officer

                     Date: 3/8/01

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


By: s/Paul N. Wojcik                    By: s/Gorge J. Korphage
    ----------------------                  -------------------------
     Paul N. Wojcik,                         George J. Korphage,
     President and CEO                       Vice President and CFO
     Director                                (Chief Accounting Officer)
                                             Director

Date: 3/8/01                            Date: 3/8/01
      --------------                          ------------

By: s/William A. Beltz        3/8/01         By: s/David P. McFarland    3/8/01
    -----------------------  -------             --------------------   -------
     William A. Beltz         Date               David P. McFarland      Date
     Chairman of the Board of Directors          Director


By: s/Thomas W. Ball          3/8/01         By: s/Gregory C. McCaffery  3/8/01
    -----------------------  -------             --------------------   -------
     Thomas W. Ball           Date               Gregory C. McCaffery    Date
     Director                                    Director


By: s/Eunice Lin Bumgardner   3/8/01         By: s/Frederick A. Schenck  3/8/01
    -----------------------  -------             --------------------   -------
     Eunice Lin Bumgardner    Date               Frederick A. Schenck    Date
     Director                                    Director


By: s/Richard H. Cornfield   3/8/01          By: s/Daniel W. Toohey      3/8/01
    -----------------------  -------             --------------------   -------
     Richard H. Cornfield     Date               Daniel W. Toohey        Date
     Director                                    Director


By: s/Sandra C. Degler       3/8/01          By: s/Loene Trubkin         3/8/01
    -----------------------  -------             --------------------   -------
     Sandra C. Degler         Date               Loene Trubkin           Date
     Director                                    Director


By: s/John E. Jenc           3/8/01          By: s/Robert L.Velte       3/8/01
    -----------------------  -------             --------------------   -------
     John E. Jenc             Date           Robert L. Velte             Date
     Director                                Director

By: s/Eileen Z. Joseph       3/8/01
    -----------------------  -------
     Eileen Z. Joseph         Date
     Director

                                EXHIBIT INDEX


Sequential Page
Number             Exhibit Description                                Number

   3.1             Certificate of Incorporation, as amended            ***

   3               By laws, as amended                                  52

  11               Statement re: Computation of Per Share Earnings
                    is contained in the 2000 Consolidated Financial Statements in the Notes to Consolidated Financial
                    Statements, Note 12, "Stockholders' Equity,"        41

  22                Subsidiaries of the Registrant                     160

  28.1             Proxy Statement for the Annual Meeting of
                    Stockholders to be held on April 21, 2001           **

  28.2             Annual Report on Form 11-K related to the
                    BNA 401(k) Plan for the fiscal year ended
                    December 31, 2000.                                 161


                   ** The Definitive Proxy Statement is expected to be filed
                      with the SEC within 120 days of December 31,2000.

                  *** Incorporated by reference to the Company's 1993 Form 10K, commission File Number 2-28286, filed on March 31, 1994. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

                       Page 50 intentionally left blank

                       Page 51 intentionally left blank

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

     (b) Regular  meetings of the  Board of Directors shall be held at 9:00 a.m.
<F213> on the Thursday<F186> after the first  Saturday of February, March, June,
September, and December<F215><F231> at the main office of the Corporation in Washington, District of Columbia, and/or at such other times and places as may be fixed by resolution of the Board or by written waiver of all its members.
<F174> No other notice of any regular meeting shall be required.

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


Footnote 231 <F231>

    As amended by directors' resolution of December 7, 2000. Previously read, "Regular meetings of the Board of Directors shall be held at 9:00 a.m. on the Thursday after the first Saturday in each month except January and August".




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

Tax Management Inc.(a)           Delaware           100% owned by Registrant

BNA Holdings Inc.                Delaware           100% owned by Registrant

Institute of Management
  and Administration, Inc.       New York           100% owned by Registrant

Kennedy Information, Inc.        Delaware           100% owned by Registrant


(a)  Tax Management Inc. owns 100% of TM Holding Company Inc., a
     Delaware corporation.

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 11-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended December 31, 2000
                                      OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from ______________ to ______________________

Commission file number  2-28286, as exhibit 28.2

A. Full title of the plan and the address of the plan, if different from that of the issuer named below:
    THE BNA 401(k) PLAN

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

     The Bureau of National Affairs, Inc.
     1231 25th Street, N. W.
     Washington, D. C.  20037

    Index to form 11-K:

    Financial Statements -
      Report of Independent Auditors                                   164
      Statements of Net Assets Available for Benefits
        December 31, 2000 and 1999                                     165
      Statements of Changes in Net Assets Available for Benefits-
        Years Ended December 31, 2000, 1999, and 1998                  166
      Notes to Financial Statements - December 31, 2000,
        1999, and 1998                                                 167
      Financial Statement Schedules                                    169

                                   SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the BNA 401(k) Plan Administrative Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

            THE BNA 401(k) PLAN


            Date  March 29, 2001
                  --------------
            By    s/G.Christopher Cosby
                  ---------------------
                  G. Christopher Cosby
                  Chairman of the Administrative Committee

                               THE BNA 401(k) PLAN

                              Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Administrative Committee of
The BNA 401K Plan

We have audited the accompanying statements of net assets available for benefits of The BNA 401K Plan (the Plan) as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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



                              s\ KPMG LLP
                              -----------
                               KPMG LLP



Washington, D.C.
February 23, 2001

                               THE BNA 401(k) PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                           DECEMBER 31, 2000 AND 1999

                                               2000             1999
                                         --------------    -------------
 Investments, at fair value (Note 2):
 BNA Common Stock                         $ 68,978,670     $ 59,251,218
 Mutual Funds                                5,871,235        3,954,433
 Participant notes receivable                  596,303          403,271
 Cash and cash equivalents                     702,961          523,799
                                         -------------     -------------
   Net assets available for benefits      $ 76,149,169     $ 64,132,721
                                         ==============    =============







                 See accompanying notes to financial statements.

                               THE BNA 401(k) PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                             2000          1999         1998
                                         -----------   -----------  -----------
Additions to net assets attributed to:
Investment income
  Dividends                              $ 2,368,573   $ 2,062,992  $ 1,731,842
  Interest                                    42,494        20,450       15,957
  Net appreciation (depreciation) in
    fair value of investments (Note 2):
    BNA Common Stock                       8,080,815     7,609,875    6,116,389
    Mutual Funds                            (517,706)      316,574          ---
                                         -----------   -----------   ----------
                                           9,974,176    10,009,891    7,864,188

Contributions by participants (Note 1)
  Salary Reduction                         5,751,202     5,784,213    4,100,333
  Rollovers                                  406,482       977,513          ---
                                         -----------   -----------  -----------
  Total additions                         16,131,860    16,771,617   11,964,521
                                         -----------   -----------  -----------

Deductions from net assets attributed to:
Distributions to participants (Note 1)     4,110,764     3,917,663    3,228,940
Administrative costs (Note 3)                  4,648           489          237
                                         -----------   -----------  -----------
 Total deductions                          4,115,412     3,918,152    3,229,177
                                         -----------   -----------  -----------
   Net increase                           12,016,448    12,853,465    8,735,344

Net assets available for benefits:
   Beginning of year                      64,132,721    51,279,256   42,543,912
                                         -----------   -----------  -----------
   End of year                           $76,149,169   $64,132,721  $51,279,256
                                         ===========   ===========  ===========



                 See accompanying notes to financial statements.

                               THE BNA 401(k) PLAN

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



(1)   SUMMARY DESCRIPTION OF PLAN

      The following description of the BNA 401(k) Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

      The Plan is a contributory benefit plan sponsored by The Bureau of National Affairs, Inc. (the "Company"), for the benefit of employees of the Company and certain of its subsidiaries. The Plan was established in 1982 with an effective date of January 1, 1983, and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan is designed to provide benefits to participants or their beneficiaries, and encourages savings through investments in the Company's common stock and various other investment options.

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

      Two trusts have been established by the Plan, one (the BNA Stock Trust) for holding Company stock, and one (the Mutual Fund Trust) for holding all other investments. The trusts maintain separate accounts for each participant in the Plan. These accounts are credited with the participants' contributions and Plan earnings, and may be charged with certain administrative expenses. Participants' accounts are fully vested. Distributions can be made in the event of retirement, death, qualifying hardships, or other severance of service. If, upon terminating employment, a participant's account value exceeds $5,000; the participant may opt to delay distribution until reaching age 65.

      An administrative committee appointed by the Company's Board of Directors acts as administrator of the Plan. An officer of the Company serves as the Trustee of the BNA stock trust. Charles Schwab, Inc., is the trustee of the Mutual Fund trust.

      The Plan maintains its records and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements requires the use of estimates.


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

                                                                  (Continued)

                               THE BNA 401(k) PLAN

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


      Plan investments are stated at fair value and purchases and sales of investments are recorded on a trade-date basis. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Participant notes receivable are valued at cost which approximates fair value. The fair value of the Company's common stock is set by the Company's Board of Directors semiannually for the Stock Purchase and Transfer Plan (SPTP). The Plan values its investments in the Company's stock at the price used for SPTP market trades. BNA Common Stock represented five percent or more of net assets available for Plan benefits as of December 31, 2000 and 1999.

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

                               THE BNA 401(k) PLAN

           Line 27a -- Schedule of Assets Held for Investment Purposes
                                December 31, 2000

                                                                Fair
  $ or Shares      Identity and description of investment      Value
-----------------------------------------------------------  -----------


                   Cash and Cash Equivalents
*     $   673,741  Charles Schwab Stable Value Fund            $673,741
           29,220  Cash                                          29,220
                                                             -----------
                     Total Cash and Cash Equivalents           $702,961
                                                             -----------

*Shares 1,558,840  BNA Common Stock                          68,978,670
                                                             -----------

                   Mutual Funds
 Shares    17,593  Accessor Small Cap Portfolio                 351,157
           13,985  Deutsche International Fund                  353,967
           24,905  PIMCO Total Return Fund                      258,767
           21,856  T Rowe Price Personal Strategy-Balanced      347,953
           31,700  T Rowe Price Personal Strategy-Growth        600,724
            8,926  T Rowe Price Personal Strategy-Income        117,641
           27,224  Torray Fund                                1,083,224
           22,631  Vanguard Index Trust 500 Portfolio         2,757,802
                                                             -----------
                     Total Mutual Funds                       5,871,235
                                                             -----------
                   Participant Notes Receivable
                     (Interest rates from 8.75% to 10.5%)       596,303
                                                             -----------
                   Total Investments                         $76,149,169
                                                             ===========


* Party-in-Interest to the Plan

                               THE BNA 401(k) PLAN

                 Line 27d -- Schedule of Reportable Transactions
                        For Year Ended December 31, 2000

                                                           Current
                                                           Value of
 Identity                                                  Asset on
 Of Party  Description    Purchase   Selling    Cost of    Transact-     Net
 Involved  of Asset       Price      Price      Asset      ion  Date     Gain
--------------------------------------------------------------------------------

Bureau of  132,096 Shares $5,579,011    ---    $5,579,011  $5,579,011    ---
National   Common Stock
Affairs,
Inc.

Bureau of  92,518 Shares       --- $3,932,374  $1,994,714  $3,932,374 $1,937,660
National   Common Stock
Affairs,
Inc.













  Note: The items listed above represent transactions or a series of transactions, which are in excess of 5% of the market value of Plan assets, at January 1, 2000, ($3,206,636) and are reportable under
        Section 2520.103.6 of Chapter XXV of the Department of Labor Employee Retirement Income Security Act annual reporting requirements.