Form 10-Q
period 2001-03-24
BUREAU OF NATIONAL AFFAIRS INC
filed 2001-05-07
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 24, 2001 or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period _________________to_______________________

Commission File Number:________2-28286__________________________________________

     The Bureau of National Affairs, Inc.
-----------------------------------------------------
Exact name of registrant as specified in its charter

        Delaware                                            53-0040540
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)

1231 25th St., N.W. Washington, D.C.                          20037
-------------------------------------                        -------
(Address of principal executive offices)                   (Zip Code)

(202) 452-4200
---------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 24, 2001 was 3,228,989 Class A common shares, 4,252,480 Class B common shares, and 291,461 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 24, 2001 and MARCH 25, 2000
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       12 Weeks Ended
                                               --------------------------------
                                               March 24, 2001    March 25, 2000
                                               --------------    --------------
     OPERATING REVENUES                        $      65,925     $      63,293
                                               --------------    --------------
     OPERATING EXPENSES:
      Editorial, production, and distribution         36,486            34,975
      Selling                                         14,167            13,426
      General and administrative                      11,595            10,371
      Profit sharing                                     445               394
                                               --------------    --------------
                                                      62,693            59,166
                                               --------------    --------------
     OPERATING PROFIT                                  3,232             4,127
                                               --------------    --------------
     NON-OPERATING INCOME:
      Investment Income                                2,381             2,269
      Interest Expense                                (1,111)             (271)
      Other Income                                       316                --
                                               --------------    --------------
      TOTAL NON-OPERATING INCOME                       1,586             1,998
                                               --------------    --------------
     INCOME BEFORE PROVISION FOR TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE           4,818             6,125

     PROVISION FOR INCOME TAXES                        1,379             1,945
                                               --------------    --------------

     INCOME BEFORE CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                      3,439             4,180

     CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING FOR SELLING EXPENSE                      --            (7,470)
                                               --------------    --------------
     NET INCOME (LOSS)                                 3,439            (3,290)

     OTHER COMPREHENSIVE INCOME                          367               583
                                               --------------    --------------
     COMPREHENSIVE INCOME (LOSS)               $       3,806     $      (2,707)
                                               ==============    ==============

     EARNINGS (LOSS) PER SHARE:
      INCOME BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGES            $        .44      $        .52

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE             --              (.95)
                                               --------------    --------------
      NET INCOME (LOSS)                        $        .44      $       (.43)
                                               ==============    ==============
     WEIGHTED AVERAGE SHARES OUTSTANDING           7,755,624         8,066,811
                                               ==============    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 24, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                   March 24,       December 31,
                 ASSETS                               2001              2000
     -------------------------------------       ------------      ------------

     CURRENT ASSETS:
      Cash and cash equivalents                  $    34,719       $    16,190
      Short-term investments, at fair value            6,314             3,971
      Receivables (net of allowance for
       doubtful accounts of $1,627 in 2001
       and $2,029 in 2000)                            35,297            48,985
      Inventories, at lower of average
       cost or market                                  5,075             4,542
      Prepaid expenses                                 3,388             4,444
      Deferred selling expenses                        7,878             8,320
      Deferred income taxes                            3,194             3,027
                                                 -------------     ------------
       Total current assets                           95,865            89,479
                                                 -------------     ------------
     MARKETABLE SECURITIES                           124,148           132,098
                                                 -------------     ------------

     PROPERTY AND EQUIPMENT - at cost:
      Land                                             4,250             4,250
      Building and improvements                       49,989            49,962
      Furniture, fixtures and equipment               56,016            55,297
                                                 -------------     ------------
                                                     110,255           109,509
      Less-Accumulated depreciation                   73,532            72,383
                                                 -------------     ------------
       Net property and equipment                     36,723            37,126
                                                 -------------     ------------
     DEFERRED INCOME TAXES                            25,007            24,950
                                                 -------------     ------------
     GOODWILL                                         26,689            26,897
                                                 -------------     ------------
     OTHER ASSETS                                     59,864            60,450
                                                 -------------     ------------
       Total assets                              $   368,296       $   371,000
                                                 =============     ============

                                      - 4 -
                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 24, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                    March 24,      December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY             2001             2000
     ----------------------------------------    -------------     ------------
     CURRENT LIABILITIES:
       Accounts payable                          $     15,522      $    20,318
       Employee compensation and
         benefits payable                              15,654           17,282
       Income taxes payable                             1,437               --
       Deferred subscription revenue                  129,840          133,206
       Dividends payable                                5,829               --
                                                 -------------     ------------
           Total current liabilities                  168,282          170,806

     LONG-TERM DEBT                                    59,000           59,000

     POSTRETIREMENT BENEFITS, less current portion     70,881           69,757

     OTHER LIABILITIES                                  5,441            5,324
                                                 -------------     ------------
           Total liabilities                          303,604          304,887
                                                 -------------     ------------
     STOCKHOLDERS' EQUITY:
       Capital stock, common, $1.00 par value-
         Class A - Voting; Authorized 6,700,000
           shares; issued 6,478,864 shares              6,479            6,479
         Class B - Nonvoting; authorized 5,300,000
           shares; issued 4,926,973 shares              4,927            4,927
         Class C - Nonvoting; authorized 1,000,000
           shares; issued 506,336 shares                  506              506
       Additional paid-in capital                      50,198           48,920
       Retained earnings                               82,214           84,604
       Treasury stock at cost - 4,139,244 shares
         in 2001 and 4,152,853 in 2000                (79,662)         (78,986)
       Elements of comprehensive income:
         Net unrealized gain (loss) on
           marketable securities                           39             (314)
         Foreign currency translation adjustment           (9)             (23)
                                                 -------------     ------------
           Total stockholders' equity                  64,692           66,113
                                                 -------------     ------------
      Total liabilities and stockholders' equity $    368,296      $   371,000
                                                 =============     ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 24, 2001 and MARCH 25, 2000
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                          12 Weeks Ended
                                                  ------------------------------
                                                  March 24, 2001  March 25, 2000
                                                  --------------  --------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $    3,439     $     (3,290)
     Items with different cash requirements than
       reflected in net income--
       Cumulative effect of accounting change              --            7,470
       Depreciation and amortization                    2,951            2,799
       (Gain) on sales of securities                     (611)            (295)
       Others                                            (629)            (248)
     Changes in operating assets and liabilities--
       Receivables                                     14,028           11,550
       Deferred subscription revenue                   (3,063)          (1,123)
       Payables and accrued liabilities                (4,999)          (1,533)
       Postretirement benefits                          1,124            1,148
       Deferred income taxes                             (422)            (629)
       Deferred selling expenses                          434              205
       Inventories                                       (536)              99
       Other assets and liabilities--net                1,023              689
                                                   -----------    -------------
     Net cash provided from operating activities       12,739           16,842
                                                   -----------    -------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures--
       Capitalized software                              (787)            (837)
       Purchase of customer lists                          --           (2,200)
       Purchase of equipment and furnishings             (822)            (458)
       Proceeds from sale of publication                  124               14
                                                   -----------    -------------
     Net cash used for capital expenditures            (1,485)          (3,481)
                                                   -----------    -------------
     Securities investments
       Proceeds from sales and maturities              43,533           10,897
       Purchases                                      (36,860)         (12,161)
                                                   -----------    -------------
     Net cash provided from (used for)
       securities investments                           6,673           (1,264)
                                                   -----------    -------------
     Net cash provided from (used for)
       investing activities                             5,188           (4,745)
                                                   -----------    -------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of capital stock to employees               1,910            1,895
       Purchases of treasury stock                     (1,308)            (595)
                                                   -----------    -------------
     Net cash provided from financing activities          602            1,300
                                                   -----------    -------------
     NET INCREASE IN CASH AND CASH EQUIVALENTS         18,529           13,397

     CASH AND CASH EQUIVALENTS, beginning of period    16,190           16,200
                                                   -----------    -------------
     CASH AND CASH EQUIVALENTS, end of period      $   34,719     $     29,597
                                                   ===========    =============

     SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
       Interest paid                               $    1,187     $        388
       Income taxes paid                                  281              421

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000
                                   (UNAUDITED)

NOTE 1:  General

      The information in this report has not been audited. Results for the twelve weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

      Notes contained in the 2000 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 2000 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:  Inventories

      Inventories consisted of the following (in thousands):

                                             March 24,      December 31,
                                                2001            2000
                                           ------------     ------------
Materials and supplies                     $    3,445        $  3,103
Work in Process                                   483             196
Finished goods                                  1,147           1,243
                                           ------------     ------------
  Totals                                   $    5,075        $  4,542
                                           ============     ============

NOTE 3:   Stockholders' Equity

      Treasury stock as of March 24, 2001 and December 31, 2000, respectively, consisted of: Class A, 3,249,876 and 3,226,615 shares; Class B, 674,493 and 712,579 shares; and Class C, 214,875 and 213,659 shares.

NOTE 4:   Segment Information

In thousands of dollars:
                                     12 Weeks Ended
                                  3/24/01       3/25/00
                                ------------------------
Revenues from External Customers:
     Publishing                   $60,363       $56,860
     Printing                       4,479         5,065
     Software                       1,083         1,368
                                ------------------------
     Total                        $65,925       $63,293
                                ========================
Intersegment Printing Revenues    $ 3,517       $ 4,000
                                ========================

                                         -7-
NOTE 4:   Segment Information, Continued

                                     12 Weeks Ended
                                  3/24/01       3/25/00
                                ------------------------
Operating Profit:
     Publishing                   $ 4,358       $ 3,963
     Printing                          18           759
     Software                      (1,144)         (595)
                                ------------------------
          Total                   $ 3,232       $ 4,127
                                ========================

NOTE 5:  Subsequent Event

      On April 2, 2001, BNA acquired STF Services Corporation, a publisher of interactive forms. STF provides the forms that BNA publishing companies use in their products. The initial purchase price, subject to adjustment, was $26.2 million in cash; achievement of profit targets over the next several years would result in additional payments. The acquisition was mostly financed by a $25 million loan.


                                     PART I

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Position

      It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2000 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2000 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

RESULTS OF OPERATIONS

Twelve weeks 2001 compared to twelve weeks 2000

      BNA's financial results in the first quarter of 2001 were down from last year's strong first quarter. The Publishing segment performed well, but declines in Printing and Software sales and higher interest expense led to lower profits.

      Consolidated revenues increased 4.2 percent to $65.9 million in the first quarter of 2001 while operating expenses were up 6 percent. The operating profit declined 21.7 percent due to sharp drops in Printing and Software segment results. Net income was $3.4 million for the first quarter, a 17.7 percent reduction from the comparable 2000 figure. Earnings per share were off 15.4 percent, to $.44, from last year's comparable measure.

      Publishing revenues rose 6.2 percent over the prior year's first quarter. Parent and Tax Management combined subscription and online revenues increased by just 1.4 percent due to revenue declines in the environment & safety and the human resource product groups. Combined revenues of the other publishing units, including Kennedy Information, Inc., which was acquired in November 2000, were up 35.4 percent. Publishing operating expenses, including additional amortization expenses related to the Kennedy acquisition, increased 5.9 percent. Not including Kennedy operations and related amortization expenses, segment revenues were up 2.2 percent and operating expenses were up 0.8 percent. Operating profit for the Publishing segment increased 10 percent for the first quarter.

      Printing segment total revenues were down 11.8 percent compared to 2000, reflecting an 11.6 percent decline in commercial sales and a 12.1 percent decrease in intersegment revenues. Sales to external customers were off due in part to the general economic slowdown, but especially to a reduced demand for financial printing caused by the subdued capital markets. Intersegment revenues are expected to continue to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 3.9 percent, reflecting lower selling and production expenses. Operating profit fell to $18,000 compared to $759,000 achieved in last year's first quarter.

      Software segment revenues declined 20.8 percent compared to the first quarter of 2000. Recognition of Software revenues is highly seasonal. The majority of its revenues and all of its profits are recorded in the fourth quarter of each year, when the annual program updates are shipped and customer payments are received. First quarter revenues include collections related to the prior year's shipments. For the last two quarters Software sales were up 5.2 percent reflecting continuing business growth, but collections were less heavily weighted in the first quarter of 2001 than last year, leading to lower first-quarter revenues. Operating expenses increased 13.4 percent, reflecting higher staffing costs for product development and product support. Operating losses were $1.1 million in 2001 compared to $595,000 in 2000.

      Investment income and net other income and expense increased $428,000 due to a 5 percent increase in investment income and to the gain on the sale of a publication. Interest expense increased $840,000 mainly due to the financing costs of the Kennedy acquisition. Other comprehensive income was lower due to smaller unrealized holding gains in 2001 compared to 2000.

      The outlook for full-year financial results--always difficult to forecast this early in the year--is particularly so this year. Financial reporting standards requires that the purchase price of acquisitions be amortized over appropriate periods to be determined by appraisals. Although Kennedy and STF are expected to generate operating profits that will exceed the additional interest expense from the acquisition loans, the non-cash amortization expense will affect reported 2001 profits.

      In addition, the economic slowdown is having an unquantifiable effect on some of BNA's business. McArdle, the business most sensitive to the economy, continues to experience reduced printing sales. For the other businesses, the effect is more likely a reduction in revenue growth.


FINANCIAL POSITION

      Cash provided from operating activities was $12.7 million in the first twelve weeks of 2001, compared to $16.9 million for the first twelve weeks of 2000. Customer receipts increased 4.3 percent and operating expenditures increased 12.9 percent from 2000. Cash provided from investing activities totaled $5.2 million, reflecting $1.6 million in capital expenditures, a $.1 million sale of publishing assets, and $6.7 million from the investment portfolio. During the quarter, sales of capital stock, net of repurchases, amounted to $.6 million.

      With over $165 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has substantial borrowing capacity based on its operating cash flows and real estate equity.

                                     PART II

Item 1     Legal Proceedings
------     -----------------
           There were no material legal proceedings during the first twelve weeks of 2001.

Item 2     Change in Securities
------     --------------------
           There were no changes in securities.

Item 3     Defaults upon Senior Securities
------     -------------------------------
           There were no defaults upon senior securities.

Item 4     Submission of Matters to a Vote of Securities Holders
------     -----------------------------------------------------
           The annual meeting for stockholders' was held April 21, 2001. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

           Results of the election of directors and voting on the Directors' proposals are included in the attached letter to stockholders dated April 24, 2001.

Item 5     Other Information
------     -----------------
           No other information is presented herein.

Item 6     Exhibits and Reports on Form 8-K
-----      --------------------------------
           No reports were filed on Form 8-K during the quarter ended March 24, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant



 5/4/2001              s/ Paul N. Wojcik
----------            ---------------------------------
   Date               Paul N. Wojcik
                      President and Chief Executive Officer



 5/4/2001              s/ George J. Korphage
----------            ----------------------------------
   Date               George J. Korphage
                      Vice President and Chief Financial Officer