Form 10-Q
period 2001-06-16
BUREAU OF NATIONAL AFFAIRS INC
filed 2001-07-31
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
For the period ended June 16, 2001
--------------------------------------------------------------------------------
or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934
For the transition period                    to
--------------------------------------------------------------------------------

Commission File Number:2-28286
--------------------------------------------------------------------------------
The Bureau of National Affairs, Inc.
--------------------------------------------------------------------------------
Exact name of registrant as specified in its charter

Delaware                                                    53-0040540
--------                                                    ----------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

1231 25th St., N.W. Washington, D.C.                           20037
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

(202) 452-4200
--------------------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of June 16, 2001 was 3,167,584 Class A common shares, 4,080,620 Class B common shares, and 289,253 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 24-WEEKS ENDED JUNE 16, 2001 and JUNE 17, 2000
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                          24 Weeks Ended
                                                   -----------------------------
                                                   June 16, 2001   June 17, 2000
                                                   -------------   -------------
OPERATING REVENUES                                  $   135,903     $   129,796
                                                    -----------     -----------
OPERATING EXPENSES:
  Editorial, production, and distribution                76,698          71,492
  Selling                                                30,611          28,159
  General and administrative                             23,319          20,859
  Profit sharing                                            784             788
                                                    -----------     -----------
                                                        131,412         121,298
                                                    -----------     -----------
OPERATING PROFIT                                          4,491           8,498

NON-OPERATING INCOME:
  Investment Income                                       4,656           4,324
  Interest Expense                                       (2,578)           (513)
  Other Income (Expense)                                    342             (27)
                                                    -----------     -----------
TOTAL NON-OPERATING INCOME                                2,420           3,784
                                                    -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   6,911          12,282
PROVISION FOR INCOME TAXES                                1,836           3,863
                                                    -----------     -----------
INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                              5,075           8,419

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR SELLING EXPENSE                              --          (7,470)
                                                    -----------     -----------
NET INCOME                                                5,075             949

OTHER COMPREHENSIVE INCOME (EXPENSE)                       (142)            482
                                                    -----------     -----------
COMPREHENSIVE INCOME                                $     4,933     $     1,431
                                                    ===========     ===========


EARNINGS (LOSS) PER SHARE:
INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                        $       .66     $      1.05
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       --            (.95)
                                                    -----------     -----------
NET INCOME                                          $       .66     $       .10
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                   7,706,342       7,998,300
                                                    ===========     ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 12-WEEKS ENDED JUNE 16, 2001 and JUNE 17, 2000
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                          12 Weeks Ended
                                                   -----------------------------
                                                   June 16, 2001   June 17, 2000
                                                   -------------   -------------
OPERATING REVENUES                                 $    69,978      $    66,503
                                                   -----------      -----------
OPERATING EXPENSES:
  Editorial, production, and distribution               40,212           36,517
  Selling                                               16,444           14,733
  General and administrative                            11,724           10,488
  Profit sharing                                           339              394
                                                   -----------      -----------
                                                        68,719           62,132
                                                   -----------      -----------
OPERATING PROFIT                                         1,259            4,371
                                                   -----------      -----------
NON-OPERATING INCOME:
  Investment Income                                      2,275            2,055
  Interest Expense                                      (1,467)            (242)
  Other Income (Expense)                                    26              (27)
                                                   -----------      -----------
TOTAL NON-OPERATING INCOME                                 834            1,786
                                                   -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 2,093            6,157
  PROVISION FOR INCOME TAXES                               457            1,918
                                                   -----------      -----------
NET INCOME                                               1,636            4,239

OTHER COMPREHENSIVE (EXPENSE)                             (509)            (101)
                                                   -----------      -----------
COMPREHENSIVE INCOME                               $     1,127      $     4,138
                                                   ===========      ===========

EARNINGS PER SHARE                                 $       .22      $       .53
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  7,673,707        7,953,787
                                                   ===========      ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 16, 2001 AND DECEMBER 31,2000
                                   (UNAUDITED)
                            (In Thousands of Dollars)


                                                     June 16,     December 31,
                   ASSETS                              2001           2000
---------------------------------------            ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 22,022       $ 16,190
  Short-term investments, at fair value                4,634          3,971
  Receivables (net of allowance for doubtful
   accounts of $1,617 in 2001 and $2,092 in 2000)     40,361         48,985
  Inventories, at lower of average
   cost or market                                      4,719          4,542
  Prepaid expenses                                     2,681          4,444
  Deferred selling expenses                            7,347          8,320
  Deferred income taxes                                2,994          3,027
                                                    --------       --------
    Total current assets                              84,758         89,479
                                                    --------       --------

MARKETABLE SECURITIES                                127,698        132,098
                                                    --------       --------
PROPERTY AND EQUIPMENT - at cost:
  Land                                                 4,250          4,250
  Building and improvements                           50,222         49,962
  Furniture, fixtures and equipment                   56,382         55,297
                                                    --------       --------
                                                     110,854        109,509
  Less-Accumulated depreciation                       73,440         72,383
                                                    --------       --------
    Net property and equipment                        37,414         37,126
                                                    --------       --------

DEFERRED INCOME TAXES                                 22,458         24,950
                                                    --------       --------

INTANGIBLE AND OTHER ASSETS                           59,551         60,450
                                                    --------       --------

GOODWILL                                              56,104         26,897
                                                    --------       --------

    Total assets                                    $387,983       $371,000
                                                    ========       ========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 16, 2001 AND DECEMBER 31,2000
                                   (UNAUDITED)
                            (In Thousands of Dollars)


                                                      June 16,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2001          2000
---------------------------------------            ------------   ------------
CURRENT LIABILITIES:
  Accounts payable                                  $ 23,428       $ 20,483
  Employee compensation and benefits payable          16,732         17,282
  Income taxes payable                                  (659)          (165)
  Deferred subscription revenue                      132,161        133,206
                                                    --------       --------
    Total current liabilities                        171,662        170,806

LONG TERM DEBT                                        84,000         59,000

POSTRETIREMENT BENEFITS, less current portion         72,357         69,757

OTHER LIABILITIES                                      5,449          5,324
                                                    --------       --------
    Total liabilities                                333,468        304,887
                                                    --------       --------
STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                  6,479          6,479
    Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares        4,927          4,927
    Class C - Nonvoting; authorized
      1,000,000 shares; issued 506,336 shares            506            506
  Additional paid-in capital                          51,433         48,920
  Retained earnings                                   83,849         84,604
  Treasury stock at cost - 4,374,716 shares
    in 2001 and 4,028,925 in 2000                    (92,200)       (78,986)
  Elements of comprehensive income:
    Net unrealized gain (loss) on
      marketable securities                             (492)          (314)
    Foreign currency translation adjustment               13            (23)
                                                    --------       --------
    Total stockholders' equity                        54,515         66,113
                                                    --------       --------
    Total liabilities and stockholders' equity      $387,983       $371,000
                                                    ========       ========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE 24-WEEKS ENDED JUNE 16, 2001 and JUNE 17, 2000
                                   Unaudited)
                            (In Thousands of Dollars)

                                                          24 Weeks Ended
                                                   -----------------------------
                                                   June 16, 2001   June 17, 2000
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $     5,075     $       949
Items with different cash requirements than
  reflected in net income--
  Cumulative effect of accounting change                     --           7,470
  Depreciation and amortization                           6,628           5,646
  (Gain) on sales of securities                          (1,214)           (402)
  (Gain) loss on sales of assets                           (342)             31
  Others                                                   (269)           (110)
Changes in operating assets and liabilities--
  Receivables                                             9,381           8,711
  Deferred subscription revenue                          (1,789)         (5,941)
  Payables and accrued liabilities                       (5,562)           (915)
  Potretirement benefits                                  2,600           1,913
  Deferred income taxes                                  (1,430)         (1,137)
  Deferred selling expenses                                 965             524
  Inventories                                              (178)           (185)
  Other assets and liabilities--net                       1,664           1,523
                                                       --------        --------
Net cash provided from operating activities              15,529          18,077
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
  Acquisitions of businesses (net of
    $1,293 cash acquired)                               (25,219)             --
  Capitalized software                                   (2,057)         (1,884)
  Purchase of publishing assets                              --          (2,255)
  Purchase of equipment and furnishings                  (2,447)         (1,094)
  Building Improvements                                    (260)            (76)
  Proceeds from sales of property                           151              36
                                                       --------        --------
Net cash used for capital expenditures                  (29,832)         (5,273)
                                                       --------        --------

Securities investments
  Proceeds from sales and maturities                     89,996          13,837
  Purchases                                             (85,461)        (17,734)
                                                       --------        --------
Net cash provided from (used for)
  securities investments                                  4,535          (3,897)
                                                       --------        --------
Net cash  (used for) investing activities               (25,297)         (9,170)
                                                       --------        --------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE 24-WEEKS ENDED JUNE 16, 2001 and JUNE 17, 2000
                                   Unaudited)
                            (In Thousands of Dollars)

                                                         24 Weeks Ended
                                                   -----------------------------
                                                   June 16, 2001   June 17, 2000
                                                   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                    3,713             3,476
  Purchases of treasury stock                          (7,283)          (11,093)
  Dividends paid                                       (5,830)           (5,666)
  Borrowings                                           25,000                --
                                                  -------------   -------------
Net cash provided from
  (used for) financing activities                      15,600           (13,283)
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    5,832            (4,376)

CASH AND CASH EQUIVALENTS, beginning of period         16,190            16,200
                                                  -------------   -------------
CASH AND CASH EQUIVALENTS, end of period           $    22,022     $     11,824
                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                    $     2,340     $        523
  Income taxes paid                                      3,674            5,251

ACQUSITIONS OF BUSINESSES:
  Fair value of assets acquired                   $     32,050
  Cash paid                                             26,512
                                                  --------------
  Liabilities assumed                             $      5,538
                                                  ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 16, 2001
                                   (UNAUDITED)

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

NOTE 2:  Inventories
--------------------
      Inventories consisted of the following (in thousands):

                                              June 16,           December
                                                2001             31, 2000
                                           --------------      -------------
      Materials and supplies               $     3,253         $    3,103
      Work in process                              345                196
      Finished goods                             1,121              1,243
                                           --------------      -------------
      Totals                               $     4,719         $    4,542
                                           ==============      =============

NOTE 3:   Stockholders' Equity
------------------------------
      Treasury stock as of June 16, 2001 and December 31, 2000, respectively, consisted of: Class A, 3,311,280 and 3,226,615 shares; Class B, 846,353 and 712,579 shares; and Class C, 217,083 and 213,659 shares.

NOTE 4:   Segment Information
-----------------------------
In thousands of dollars:
                                         12 Weeks Ended        24 Weeks Ended
                                       6/16/01    6/17/00    6/16/01    6/17/00
                                       -------    -------    -------    -------
Revenues from External Customers:
     Publishing                       $ 63,119   $ 58,875   $123,482   $115,735
     Printing                            5,497      6,599      9,976     11,664
     Software                            1,362      1,029      2,445      2,397
                                      --------   --------   --------   --------
          Total                       $ 69,978   $ 66,503   $135,903   $129,796
                                      ========   ========   ========   ========
Intersegment Printing Revenues        $  3,836   $  3,676   $  7,353   $  7,676
Intersegment Software Revenues             125         --        125         --
                                      ========   ========   ========   ========

----------------------------------------
                                        12 Weeks Ended        24 Weeks Ended
                                       6/16/01    6/17/00    6/16/01    6/17/00
                                       -------    -------    -------    -------
Operating Profit:
    Publishing                        $  3,474   $  4,515   $  7,832   $  8,478
     Printing                              146        838        164      1,597
     Software                           (2,361)      (982)    (3,505)    (1,577)
                                      --------   --------   --------   --------
     Total                             $ 1,259    $ 4,371    $ 4,491    $ 8,498
                                      ========   ========   ========   ========

NOTE 5:  Acquisitions
---------------------
      In November 2000, the Company acquired all of the publishing and operating assets of Kennedy Information, LLC (Kennedy), a publisher of newsletters, magazines, directories, and conferences. The Company paid $46.1 million in cash and assumed liabilities of $1.4 million. Additional monies could also be paid if performance targets are exceeded for fiscal years 2001 through 2004. The acquisition was partially financed with a $45 million loan from an insurance company. The acquisition was accounted for as a purchase and, accordingly, Kennedy's financial results have been included with those of the Company since the acquisition date. Based on an independent appraisal completed in 2001, a portion of the purchase price was allocated to identifiable intangible assets that are being amortized over 3 to 10 years. The majority of the purchase price was assigned to Goodwill and which is being amortized over 25 years.

      In April 2001, the Company acquired all of the outstanding stock of STF Services Corporation (STF). STF converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including the Company. The Company paid $26.8 million in cash and assumed liabilities of $5.5 million. Additional monies could also be paid if performance targets are exceeded for fiscal years 2001 through 2004. The acquisition was partially financed with a $25 million loan from an insurance company. The acquisition was accounted for as a purchase and, accordingly, STF's financial results have been included with those of the Company since the acquisition date. The purchase price will be allocated to the STF assets, primarily intangible assets, based on an independent appraisal. Pending the final allocation of the purchase price, the total value of STF intangible assets has been classified as an Intangible and Other Asset.


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

RESULTS OF OPERATIONS
---------------------
Twenty-four weeks 2001 compared to twenty-four weeks 2000
---------------------------------------------------------
      BNA's financial results in the first half of 2001 yielded mixed results. Consolidated revenues continued to grow, but acquisition-related expenses, declines in Printing sales, and higher Software product development and support expenses reduced profits.

      Consolidated revenues of $135.9 million were up 4.7 percent compared to the prior year while operating expenses increased 8.3 percent. The operating profit was down 47.2 percent due to declines in all operating segments. Net income was $5.1 million, a 39.7 percent reduction from the comparable 2000 figure. Earnings per share were $.66, down 37.1 percent from last year's comparable measure.

      Publishing revenues rose 6.7 percent to $123.5 million. Parent and Tax Management combined subscription and online revenues increased by 2 percent. Combined revenues of the other publishing units, including Kennedy Information, Inc., which was acquired in November 2000, were up 33.3 percent. Publishing operating expenses, including amortization expenses related to the Kennedy acquisition, were up 7.8 percent. Operating profit for the Publishing segment decreased 7.6 percent to $7.8 million. Excluding Kennedy's operations and amortization, Publishing segment revenues were up 2 percent and the operating profit grew 6.5 percent.

      Printing segment total revenues of $17.3 million were down 10.4 percent from the prior year, reflecting a 14.5 percent decrease in revenues from commercial customers, and a 4.2 percent decline in intercompany revenues. Sales to commercial customers continue to suffer from the general economic slowdown, especially the reduced demand for financial printing caused by subdued capital markets. Intercompany revenues have declined as Publishing segment subscribers migrate from print to electronic products. Operating expenses were down 3.3 percent, reflecting the lower revenues. Operating profit decreased to $164,000 compared to $1.6 million achieved last year.

      The Software segment now consists of BNA Software and STF Services Corporation. Software revenues increased 7.2 percent compared to 2000. Segment operating expenses increased 52.9 percent, reflecting higher staffing costs for BNA Software product development and support, STF operating expenses, and amortization expenses related to the STF acquisition. The operating loss was $3.5 million in 2001 compared to $1.6 million in 2000. Software revenues are highly seasonal. The majority of BNA Software's revenues and all of its profits are recorded in the second half of the year. STF records most of its revenues and profits between December and April.


      Investment income and net other income and expense increased $0.7 million due to a 7.7 percent increase in investment income and a gain on the sale of a publication. Interest expense increased $2.1 million due to the financing costs of the Kennedy and STF acquisitions. Other comprehensive income was lower due to unrealized holding losses in 2001 compared to unrealized gains in 2000.


Twelve weeks ended June 16, 2001 compared to twelve weeks ended June 17, 2000.
------------------------------------------------------------------------------
      For the second quarter only, consolidated revenues grew 5.2 percent, while operating expenses were up 10.6 percent. The revenue and expense factors mentioned above also affected second quarter comparisons. Operating profit decreased 71.2 percent, net income was down 61.4 percent, and earnings per share were off 58.5 percent.

Outlook
-------
      To the extent expected, financial comparisons between the first half of 2001 and the prior year have been adversely impacted by the two recent acquisitions. Operating expenses include nearly $2 million in non-cash amortization expenses, and interest expense increased by $2.1 million. For the full year, amortization and interest expenses will each increase by $4.5 million. Kennedy and STF are expected to generate enough cash flow to cover the additional interest expense. However, the non-cash effect of required purchase accounting for amortization and certain assumed liabilities will reduce reported profits. The prospects for both businesses remain good, however, and new accounting rules effective next year will sharply reduce amortization expenses.

      The economic slowdown has negatively impacted revenues and profits. McArdle, the business most sensitive to the economy, continues to experience reduced printing sales. For the other businesses, the effect has been a slowing of revenue growth. 2001 is proving to be a difficult year, partially due to the economy and, as expected, partially due to the effects of the acquisitions. There are several new revenue sources starting in the second half of the year. Although financial results are expected to improve in the second half, profits for the full year are expected to be lower than last year. Longer-term, management continues to believe BNA is well positioned for future revenue and profit growth.

FINANCIAL POSITION
------------------
      Cash provided from operating activities was $15.5 million in the first twenty-four weeks of 2001, compared to $18.1 million for the first twenty-four weeks of 2000. Customer receipts increased 8.0 percent and operating expenditures increased 11.5 percent from 2000.

      Cash used for investing activities totaled $25.3 million, including $25.5 million for the acquisition of STF. $4.7 million was used for property and equipment additions and capitalized software, $.4 million was received for property sales and the final purchase price adjustment for Kennedy, and $4.5 million was provided from the investment portfolio. Cash provided by financing activities netted to $15.6 million. The Company borrowed $25 million to partially finance the STF acquisition. Sales of Class A capital stock to employees totaled $3.7 million. Repurchases of capital stock, most of which were mandatory redemptions, amounted to $7.3 million. In addition, the Company paid cash dividends of $5.8 million.

      With over $154 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has additional borrowing capacity based on its operating cash flows.

Accounting Pronouncements
-------------------------
      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

      The Company will adopt Statement 142 effective January 1, 2002. Amortization expense related to goodwill was $903,000 for the year ended December 31, 2000 and $1,340,000 (including an estimate for STF) for the period ended June 16, 2001. As of the date of this report, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements, including whether any impairment losses will be required to be recognized.

                                     PART II

Item 1    Legal Proceedings
------    -----------------
          There were no material legal proceedings during the first twenty-four weeks of 2001.

Item 2    Change in Securities
------    --------------------
          There were no changes in securities.

Item 3    Defaults upon Senior Securities
------    -------------------------------
          There were no defaults upon senior securities.

Item 4    Submission of Matters to a Vote of Securities Holders
------    -----------------------------------------------------
          See Form 10-Q for the quarter ended March 24, 2001 for the results of voting on the Directors' proposals and the election of directors held at the annual meeting for stockholders on April 24, 2001.

Item 5    Other Information
------    -----------------
          No other information is presented herein.

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------
          No reports were filed on Form 8-K during the quarter ended June 16, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      ------------------------------------
                      Registrant




7/31/2001             s/ Paul N. Wojcik
----------            ----------------------------------
   Date               Paul N. Wojcik
                      President and Chief Executive Officer




7/31/2001             s/ George J. Korphage
----------            ----------------------------------
   Date               George J. Korphage
                      Vice President and Chief Financial Officer