Form 10-Q
period 2001-09-08
BUREAU OF NATIONAL AFFAIRS INC
filed 2001-10-22
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 8,2001
                                 -----------------------------------------------
or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period____________________to_____________________

Commission File Number:________2-28286__________________________________________

The Bureau of National Affairs, Inc.
------------------------------------
Exact name of registrant as specified in its charter

            Delaware                                       53-0040540
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)

1231 25th St., N.W. Washington, D.C.                         20037
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

(202) 452-4200
--------------------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of September 8, 2001 was 3,168,970 Class A common shares, 4,073,566 Class B common shares, and 289,253 Class C common shares.

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
       FOR THE 36-WEEKS ENDED SEPTEMBER 8, 2001 and SEPTEMBER 9, 2000
                                 (Unaudited)
              (In thousands of dollars, except per share data)


                                                       36 Weeks Ended
                                                 --------------------------
                                                 September 8,   September 9,
                                                     2001           2000
                                                 -----------    -----------
 OPERATING REVENUES                              $   207,269    $   193,904

 OPERATING EXPENSES:
    Editorial, production, and distribution          114,663        106,001
    Selling                                           45,490         42,496
    General and administrative                        36,162         31,439
    Profit sharing                                     1,545          1,163
                                                 -----------    -----------
                                                     197,860        181,099
                                                 -----------    -----------
        OPERATING PROFIT                               9,409         12,805

 NON-OPERATING INCOME:
    Investment Income                                  6,450          6,619
    Interest Expense                                  (4,019)          (779)
    Other Income (Expense)                               316            (35)
                                                 -----------    -----------
 TOTAL NON-OPERATING INCOME                            2,747          5,805
                                                 -----------    -----------
 INCOME BEFORE PROVISION FOR INCOME TAXES AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE            12,156         18,610
 PROVISION FOR INCOME TAXES                            3,776          5,816
                                                 -----------    -----------
 INCOME BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                        8,380         12,794
 CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR SELLING EXPENSE                       --          (7,470)
                                                 -----------    -----------
 NET INCOME                                            8,380          5,324

 OTHER COMPREHENSIVE INCOME                              419          1,666
                                                 -----------    -----------
 COMPREHENSIVE INCOME                            $     8,799    $     6,990
                                                 ===========    ===========

 EARNINGS PER SHARE:
 INCOME BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                  $      1.09    $      1.61
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE               --            (.95)
                                                 -----------    -----------
    NET INCOME                                   $      1.09    $       .66
                                                 ===========    ===========
 WEIGHTED AVERAGE SHARES OUTSTANDING               7,653,337      7,962,991
                                                 ===========    ===========

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
       FOR THE 36-WEEKS ENDED SEPTEMBER 8, 2001 and SEPTEMBER 9, 2000
                                 (Unaudited)
              (In thousands of dollars, except per share data)

                                                       12 Weeks Ended
                                                 --------------------------
                                                 September 8,   September 9,
                                                     2001           2000
                                                 -----------    -----------
 OPERATING REVENUES                              $    71,366    $    64,108
                                                 -----------    -----------
 OPERATING EXPENSES:
    Editorial, production, and distribution           37,965         34,509
    Selling                                           14,879         14,337
    General and administrative                        12,843         10,580
    Profit sharing                                       761            375
                                                 -----------    -----------
                                                      66,448         59,801
                                                 -----------    -----------
        OPERATING PROFIT                               4,918          4,307

 NON-OPERATING INCOME:
    Investment Income                                  1,794          2,295
    Interest Expense                                  (1,441)          (266)
    Other Income (Expense)                               (26)            (8)
                                                 -----------    -----------
 TOTAL NON-OPERATING INCOME                              327          2,021
                                                 -----------    -----------
 INCOME BEFORE PROVISION FOR INCOME TAXES              5,245          6,328
 PROVISION FOR INCOME TAXES                            1,940          1,953
                                                 -----------    -----------
 NET INCOME                                            3,305          4,375

 OTHER COMPREHENSIVE INCOME                              561          1,184
                                                 -----------    -----------
 COMPREHENSIVE INCOME                            $     3,866    $     5,559
                                                 ===========    ===========

 EARNINGS PER SHARE                              $       .43    $       .56
                                                 ===========    ===========
 WEIGHTED AVERAGE SHARES OUTSTANDING               7,531,607      7,881,264
                                                 ===========    ===========

                    THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 8, 2001 AND DECEMBER 31, 2000
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                 September 8,   December 31,
              ASSETS                                 2001           2000
                                                 -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                    $    41,934    $    16,190
    Short-term investments, at fair value              5,595          3,971
    Receivables (net of allowance for
     doubtful accounts of  $1,670 in 2001
     and $2,029 in 2000)                              32,633         48,985
    Inventories, at lower of average
     cost or market                                    4,731          4,542
    Prepaid expenses                                   3,555          4,444
    Deferred selling expenses                          6,819          8,320
    Deferred income taxes                              3,402          3,027
                                                 -----------    -----------
Total current assets                                  98,669         89,479
                                                 -----------    -----------
MARKETABLE SECURITIES                                110,633        132,098
                                                 -----------    -----------

PROPERTY AND EQUIPMENT - at cost:
    Land                                               4,250          4,250
    Building and improvements                         50,676         49,962
    Furniture and equipment                           53,818         55,297
                                                 -----------    -----------
                                                     108,744        109,509
    Less-Accumulated depreciation                     71,515         72,383
                                                 -----------    -----------
    Net property and equipment                        37,229         37,126
                                                 -----------    -----------
DEFERRED INCOME TAXES                                 22,473         24,950
                                                 -----------    -----------
INTANGIBLE AND OTHER ASSETS                           58,926         60,450
                                                 -----------    -----------
GOODWILL                                              55,616         26,897
                                                 -----------    -----------
Total assets                                     $   383,546    $   371,000
                                                 ===========    ===========

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                         CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 8, 2001 AND DECEMBER 31, 2000
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                 September 8,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2001           2000
                                                 -----------    -----------
CURRENT LIABILITIES:
    Accounts payable                             $    22,010    $    20,483
    Employee compensation and
     benefits payable                                 18,345         17,282
    Income taxes payable                               2,158           (165)
    Deferred subscription revenue                    125,195        133,206
                                                 -----------    -----------
Total current liabilities                            167,708        170,806

LONG TERM DEBT                                        84,000         59,000

POSTRETIREMENT BENEFITS, less current portion         73,805         69,757

OTHER LIABILITIES                                      5,588          5,324
                                                 -----------    -----------
Total liabilities                                    331,101        304,887
                                                 -----------    -----------
STOCKHOLDERS' EQUITY:
    Capital stock, common, $1.00 par value-
     Class A - Voting; Authorized 6,700,000
      shares; issued 6,478,864 shares                  6,479          6,479
     Class B - Nonvoting; authorized
      5,300,000 shares; issued 4,926,973 shares        4,927          4,927
     Class C - Nonvoting; authorized
      1,000,000 shares; issued 506,336 shares            506            506
    Additional paid-in capital                        51,988         48,920
    Retained earnings                                 81,491         84,604
    Treasury stock at cost - 4,380,384 shares
     in 2001 and 4,152,853 in 2000                   (93,028)       (78,986)
    Elements of comprehensive income:
     Net unrealized gain/(loss)
     on marketable securities                             98           (314)
     Foreign currency translation adjustment             (16)           (23)
                                                 -----------    -----------
Total stockholders' equity                            52,445         66,113
                                                 -----------    -----------
Total liabilities and stockholders' equity       $   383,546    $   371,000
                                                 ===========    ===========

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE 36-WEEKS ENDED SEPTEMBER 8, 2001 and SEPTEMBER 9, 2000
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                      36 Weeks Ended
                                                 --------------------------
                                                 September 8,   September 9,
                                                    2001           2000
                                                 -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $     8,380    $     5,324
 Items with different cash requirements
   than reflected in net income--
     Cumulative effect of accounting change              --           7,470
     Depreciation and amortization                    10,340          8,488
     (Gain) on sales of securities                    (1,515)          (744)
     (Gain) loss on sales of assets                     (316)            39
     Others                                              (79)          (180)
 Changes in operating assets and liabilities--
     Receivables                                      17,032         12,991
     Deferred subscription revenue                    (8,751)        (6,586)
     Payables and accrued liabilities                 (1,335)         1,174
     Postretirement benefits                           4,048          3,084
     Deferred income taxes                            (2,369)        (1,751)
     Deferred selling expenses                         1,493            737
     Inventories                                        (190)          (215)
     Other assets and liabilities--net                   933          1,631
                                                 -----------    -----------
 Net cash provided from operating activities          27,671         31,462
                                                 -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures--
     Acquisitions of businesses
      (net of $1,293 cash acquired)                  (25,219)           --
     Capitalized software                             (3,190)        (2,815)
     Purchase of publishing assets                       --          (2,255)
     Purchase of equipment and furnishings            (3,071)        (1,744)
     Building Improvements                              (615)          (309)
     Proceeds from sales of property                     151             39
                                                 -----------    -----------
 Net cash used for capital expenditures              (31,944)        (7,084)
                                                 -----------    -----------
 Securities investments
     Proceeds from sales and maturities              146,465         39,223
     Purchases                                      (124,756)       (42,442)
                                                 -----------    -----------
 Net cash provided from (used for) securities         21,709         (3,219)
                                                 -----------    -----------
 Net cash provided from (used for)
     investing activities                            (10,235)       (10,303)
                                                 -----------    -----------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE 36-WEEKS ENDED SEPTEMBER 8, 2001 and SEPTEMBER 9, 2000
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                       36 Weeks Ended
                                                 --------------------------
                                                 September 8,   September 9,
                                                     2001           2000
                                                 -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of capital stock to employees                4,536          4,389
     Purchases of treasury stock                     (15,398)       (11,894)
     Dividends Paid                                   (5,830)        (5,666)
     Borrowings                                       25,000            --
                                                 -----------    -----------
 Net cash provided from (used for)
     financing activities                              8,308        (13,171)
                                                 -----------    -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS            25,744          7,988

 CASH AND CASH EQUIVALENTS, beginning of period       16,190         16,200
                                                 -----------    -----------
 CASH AND CASH EQUIVALENTS, end of period        $    41,934    $    24,188
                                                 ===========    ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                               $     3,863    $       837
     Income taxes paid                                 3,677          5,444

 ACQUISITION OF A BUSINESS:
     Fair value of assets acquired               $    32,488
     Cash                                             26,752
                                                 -----------
     Liabilities asumed                          $     5,736
                                                 ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 8, 2001
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

         Notes contained in the 2000 Annual Report to security holders are hereby incorporated by reference. Note disclosures, which would substantially duplicate those contained in the 2000 Annual Report to security holders, have been omitted. Certain prior year balances have been restated to conform to current year presentation.

NOTE 2:   Inventories
-------   -----------
     Inventories consisted of the following (in thousands):

                                   September 8,          December 31,
                                       2001                  2000
                                   ------------          ------------
     Materials and supplies        $      3,034          $      3,103
     Work in process                        664                   196
     Finished goods                       1,033                 1,243
                                   ------------          ------------
     Totals                        $      4,731          $      4,542
                                   ============          ============

NOTE 3:   Stockholders' Equity
-------   --------------------
         Treasury stock as of September 8, 2001 and December 31, 2000, respectively, consisted of: Class A, 3,309,894 and 3,226,615 shares; Class B, 853,407 and 712,579 shares; and Class C, 217,083 and 213,659 shares.

NOTE 4:   Segment Information
-------   -------------------
In thousands of dollars:
                                      12 Weeks Ended        36 Weeks Ended
                                    -------------------   -------------------
                                     9/8/01     9/9/00     9/8/01     9/9/00
                                    --------   --------   --------   --------
Revenues from External Customers:
     Publishing .................   $ 59,838   $ 58,278   $183,320   $174,015
     Printing ...................      4,091      4,954     14,067     16,618
     Software ...................      7,437        876      9,882      3,273
                                    --------   --------   --------   --------
          Total .................   $ 71,366   $ 64,108   $207,269   $193,904
                                    ========   ========   ========   ========

Intersegment Printing Revenues ..   $  3,161   $  3,582   $ 10,514   $ 11,258
Intersegment Software Revenues ..        325        --         450        --
                                    ========   ========   ========   ========

-------   ------------------------------
                                       12 Weeks Ended        36 Weeks Ended
                                    -------------------   -------------------
                                     9/8/01     9/9/00     9/8/01     9/9/00
                                    --------   --------   --------   --------
Operating Profit:
     Publishing .................   $  2,577   $  4,957   $ 10,409   $ 13,435
     Printing ...................         41        529        205      2,126
     Software ...................      2,300     (1,179)    (1,205)    (2,756)
                                    --------   --------   --------   --------
          Total .................   $  4,918   $  4,307   $  9,409   $ 12,805
                                    ========   ========   ========   ========

NOTE 5:  Acquisitions
-------  ------------
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

         In April 2001, the Company acquired all of the outstanding stock of STF Services Corporation (STF). STF converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including the Company. The Company paid $26.8 million in cash and assumed liabilities of $5.7 million. Additional monies could also be paid if performance targets are exceeded for fiscal years 2001 through 2004. The acquisition was partially financed with a $25 million loan from an insurance company. The acquisition was accounted for as a purchase and, accordingly, STF's financial results have been included with those of the Company since the acquisition date. The purchase price will be allocated to the STF assets, primarily intangible assets, based on an independent appraisal. Pending the final allocation of the purchase price, the total value of STF intangible assets has been classified as an Intangible and Other Asset.


                                     PART I

Item 2.  Management's Discussion and Analysis of Results of
-----------------------------------------------------------
         Operations and Financial Position
         ---------------------------------

         It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2000 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2000 Annual Report to security holders and, accordingly, disclosures, which would substantially duplicate those contained therein, have been omitted.

FORWARD-LOOKING STATEMENTS
--------------------------
        This management discussion contains and incorporates by reference certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS
---------------------
Thirty-six weeks 2001 compared to thirty-six 2000
-------------------------------------------------
         BNA's financial results through the third quarter of 2001 have been adversely affected by two significant factors. Acquisition-related expenses, primarily interest and non-cash amortization expenses, have reduced profits; this was known and expected. Less-expected was the pervasive effect that the lingering economic slowdown has had on BNA's business, reducing revenue growth and profits.

         Consolidated revenues of $207.3 million were up 6.9 percent compared to the prior year while operating expenses increased 9.3 percent. The operating profit was down 26.5 percent due to declines in the publishing and printing operating segments. Net income was $8.4 million, a 34.5 percent reduction from the comparable 2000 figure. Earnings per share were $1.09, down 32.3 percent from last year's comparable measure. Excluding the revenues and operating expenses of the two acquired businesses, consolidated revenues were up 2.5 percent and operating profit increased 3.3 percent.

         Publishing segment revenues rose 5.3 percent to $183.3 million. Parent and Tax Management total publishing revenues increased by 1.7 percent. Combined revenues of the other publishing units, including Kennedy Information, Inc., which was acquired in November 2000, were up 32.1 percent. Publishing operating expenses, including amortization expenses related to the Kennedy acquisition, were up 7.7 percent. Operating profit for the Publishing segment decreased 22.5 percent to $10.4 million. Excluding Kennedy's operations and amortization, Publishing segment revenues were up 1.2 percent and the operating profit was down 5.2 percent.

         Printing segment total revenues of $24.6 million were down 11.8 percent from the prior year, reflecting a 15.4 percent decrease in revenues from commercial customers, and a 6.6 percent decline in intercompany revenues. Sales to commercial customers continue to suffer from the general economic slowdown, especially the reduced demand for financial printing caused by subdued capital markets. Intercompany revenues continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses were down 5.3 percent, reflecting the lower revenues. Operating profit was $205,000, compared to $2.1 million achieved last year.

         The Software segment now consists of BNA Software and STF Services Corporation, which was acquired in April 2001. Software revenues tripled compared to 2000 due partially to the addition of STF, but more so because substantial portions of BNA Software's annual revenues were earned during the third quarter this year, compared to being earned in the fourth quarter of 2000. Segment operating expenses increased 83.9 percent, reflecting higher fulfillment costs, higher BNA Software staffing costs for product development and support, STF operating expenses, and amortization expenses related to the STF acquisition. The segment operating loss was $1.2 million in 2001 compared to a $2.8 million loss in 2000. Software revenues are highly seasonal. The majority of BNA Software's revenues and all of its profits are recorded in the second half of the year. STF records most of its revenues and profits between December and April.

         Investment and net other income increased 2.8 percent as a gain on the sale of a publication offset lower investment income. Interest expense increased $3.2 million due to the financing costs of the Kennedy and STF acquisitions. Other comprehensive income was lower due to less unrealized investment holding gains in 2001 compared to 2000.

Twelve weeks ended Sept.8, 2001 compared to twelve weeks ended June 17,2000.
----------------------------------------------------------------------------
         For the third quarter only, consolidated revenues grew 11.3 percent while operating expenses were up 11.1 percent. The revenue and expense factors mentioned above also affected third quarter comparisons, particularly the accelerated BNA Software revenues. Operating profit increased 14.2 percent due to the accelerated revenues. Lower investment income and higher interest expenses, however, resulted in net income dropping 24.5 percent, and earnings per share being off 23.2 percent.

Outlook
-------
         Financial comparisons between the first three quarters of 2001 and the prior year have been adversely impacted by the two recent acquisitions. Operating expenses include nearly $3.4 million in non-cash amortization expenses related to the acquisitions, and interest expense has increased by $3.2 million. For the full year, amortization and interest expenses will each increase by approximately $4.5 million. Although the additional expenses will reduce BNA's reported profits in the short-intermediate term, Kennedy and STF are strong and profitable businesses which will contribute to BNA's growth and, long-term, to its profits. In addition, new accounting rules effective next year will sharply reduce amortization expenses.

         The economic slowdown has negatively impacted BNA's businesses. McArdle, the business most sensitive to the economy, continues to experience reduced printing sales. For most of the other businesses, the effect has been a slowing of revenue growth. Hopes that the economy would begin to recover late this year, providing some boost to 2001 financial results, were dashed by the events of September 11th. It now appears that full-year 2001 earnings will be down 25-to-35 percent from last year.

         2002 is expected to be a better year for BNA. Barring a major recession, the economy should begin to recover sometime next year. In the meanwhile, management is taking steps to reduce expenses. In addition, changes in acquisition accounting rules effective next year will eliminate goodwill amortization expense.

FINANCIAL POSITION
------------------
         Cash provided from operating activities was $27.7 million in the first thirty-six weeks of 2001, compared to $31.5 million for the first thirty-six weeks of 2000. Customer receipts increased 7.6 percent and operating expenditures increased 11.3 percent from 2000.

         Cash used for investing activities netted to $10.2 million. Acquisition of businesses netted to $25.2; $25.5 million for the purchase of STF, net of $240,000 received as a final purchase adjustment for Kennedy. $6.8 million was used for property and equipment additions and capitalized software. $151,000 was received for property sales and $21.7 million was provided from the investment portfolio. Cash provided by financing activities netted to $8.3 million. The Company borrowed $25 million to partially finance the STF acquisition. Sales of Class A capital stock to employees totaled $4.5 million. Repurchases of capital stock, most of which were mandatory redemptions, amounted to $15.4 million. In addition, the Company paid cash dividends of $5.8 million.

         With over $158 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company has additional borrowing capacity based on its operating cash flows.

Accounting Pronouncements
-------------------------
         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company will adopt Statement 142 effective January 1, 2002. Amortization expense related to goodwill was $903,000 for the year ended December 31, 2000 and $2,258,000 (including an estimate for STF) for the period ended September 8, 2001. As of the date of this report, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements, including whether any impairment losses will be required to be recognized.

         The Financial Accounting Standards board issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in October 2001. SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The Company will adopt Statement 144 effective January 1, 2002, and Statement 143 effective January 1, 2003. The effect of adopting these Statements is not expected to have a material effect on the Company's future financial position or overall trends in results of operations.




                                     PART II
                                     -------

Item 1   Legal Proceedings
------   -----------------
         There were no material legal proceedings during the first thirty-six weeks of 2001.

Item 2   Change in Securities
------   --------------------
         There were no changes in securities.

Item 3   Defaults upon Senior Securities
------   -------------------------------
         There were no defaults upon senior securities.

Item 4   Submission of Matters to a Vote of Security Holders
------   -----------------------------------------------------
         There were no matters submitted to a vote of security holders.

Item 5   Other Information
------   -----------------
         No other information is presented herein.

Item 6   Exhibits and Reports on Form 8-K
------   --------------------------------
         No reports were filed on Form 8-K during the quarter ended September 8, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                The Bureau of National Affairs, Inc.
                                Registrant




    10/17/2001                  s/Paul N. Wojcik
-----------------------         ----------------------------------
       Date                     Paul N. Wojcik
                                President and Chief Executive Officer



     10/17/2001                 s/George J. Korphage
-----------------------         ----------------------------------------------
       Date                     George J. Korphage
                                Vice President and Chief Financial Officer