Form 10-K405
period 2001-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2002-03-29
CIK 15393

              FORM 10-K.--- ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 OR ( ) TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from__________________ to ___________________________

Commission file number 2-28286
                       --------------------------------------------------------

The Bureau of National Affairs,Inc.
-------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

             Delaware                                            53-0040540
--------------------------------                            -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

1231 25th St., N.W., Washington, D.C. _                                20037
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's Telephone Number, including Area Code               (202) 452-4200

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

    The market value of the Class A voting stock held by non-affiliates of the registrant as of February 23, 2002 was $140,267,770. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 23, 2002 was $182,374,949 and $13,960,343 respectively. In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.
                                                                  Page 1 of 88

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 23, 2002 was 15,572,273 Class A common shares, 19,553,068 Class B common shares, and 1,431,830 Class C common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive Proxy Statement, filed with the SEC on March 29, 2002, are incorporated by reference into Part III of this Form 10-K.


                      The Bureau of National Affairs, Inc.
                              Index to Form 10-K
                  For the fiscal year ended December 31, 2001


                                                                        Page No.
                                     PART I.
Item 1.     Business....................................................    3

Item 2.     Properties..................................................   12

Item 3.     Legal Proceedings...........................................   13

Item 4.     Submission of Matters to a Vote of Security Holders.........   13

Item X.     Executive Officers of the Registrant........................   13

                                    PART II.
Item 5.     Market for the Registrant's Common Stock and Related
              Security Holder Matters...................................   15

Item 6.     Selected Financial Data and Selected Quarterly Data.........   16

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   18

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..   22

Item 8.     Financial Statements and Supplementary Data.................   23

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................   47

                                    PART III.
Item 10.    Directors and Executive Officers of Registrant..............   47

Item 11.    Executive Compensation......................................   47

Item 12.    Security Ownership of Beneficial Owners and Management......   47

Item 13.    Certain Relationships and Related Transactions..............   47

                                    PART IV.
Item 14.    Exhibits, Financial Statement Schedules, and
            Report on Form 8-K..........................................   48

SIGNATURES..............................................................   50

EXHIBIT INDEX...........................................................   51

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

BNA and four of its publishing subsidiary companies, Tax Management Inc., Pike & Fischer, Inc., Institute of Management and Administration, Inc. (IOMA), and Kennedy Information, Inc., provide legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, pamphlets, magazines, and research and advisory reports, and hold conferences.

Sales are made principally in the United States through field sales representatives who are supported by direct mail, space advertising, and telemarketing. Customers include lawyers, accountants, business executives, human resource professionals, health care administrative professionals, consultants, labor unions, trade associations, educational institutions, government agencies, and libraries mostly in the United States.

The Company provides most of its products for electronic delivery via Lotus Notes and the World Wide Web. Online products are also available through database vendors such as LEXIS/NEXIS and West Publishing Company.

BNA Software, a division of Tax Management Inc., develops, produces, and markets tax and financial planning software. Sales are made to accountants, lawyers, tax and financial planners, government agencies, and others. The products are marketed through direct mail, space advertising, and BNA field sales representatives. STF Services Corporation converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including BNA and Tax Management.

BNA International Inc. publishes international tax and intellectual property information in print and electronic formats, and is BNA's agent outside of North America for sale of its U.S. products.

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and its customers include publishers, trade associations, professional societies, other non-profit
organizations,   financial  institutions,   and  governmental   organizations.
Approximately 42 percent of its business is derived from the BNA publishing companies.
                                                                       Continued

Review Of Operations

2001 was a difficult year for BNA, and that was fully reflected in the company's financial results. Revenue growth was low, and comparable profits declined from the prior year's all-time highs. Profits were expected to be down as a result of amortization expenses associated with two major acquisitions. However, the economic downturn, and its depressing effect on revenue growth, was the major reason why profits declined as much as they did. Earnings per share were $.35 for 2001, down 40.7 percent from the split-adjusted, comparable figure for 2000.

Consolidated revenues were nearly $306 million, an increase of 2.9 percent. Added revenues from the two recently acquired businesses, Kennedy Information and STF, accounted for more than all of the growth in consolidated revenues. Legal and tax markets remained strong for BNA and its subsidiary companies, but the poor economy resulted in revenue declines in other markets. In particular, following several years of impressive growth, IOMA and McArdle suffered significant revenue declines that could not be fully offset with cost reductions.

The consolidated operating profit for 2001 of $14.5 million was down 48.4 percent from the record level of 2000. Tax Management publishing and BNA Books were the only business units to report higher operating profits, both on strong revenue growth. Revenue problems for the other business units, and acquisition-related expenses, were the major factors accounting for the decline in consolidated operating profit.

The increased amortization expenses related to acquisitions, which are not cash expenses, present a new dilemma for BNA stockholders in evaluating BNA's financial progress. While financial reporting standards require the amortization of intangible assets and goodwill resulting from acquisitions, the actual values of the acquired businesses do not necessarily decline as the amortization expense implies; more likely, the values of the businesses grow along with the growth of the businesses. Recognizing this economic reality, financial reporting standards have been modified, effective for 2002, to no longer require that goodwill be amortized, but instead be subject to periodic write-downs if recorded valuations are not supported by annual measures of fair value. However, the other intangible assets will continue to be amortized, reducing reported profits. In this environment, cash flow measures take on increased relevance for measuring economic financial progress, vis-a-vis income statement profits. The two cash flow measures on the Results In Brief page show 2001 declines of approximately 11 and 18 percent, much better measures--we believe--of the economic declines caused by the economy than the reductions in income statement profits.

Total non-operating income was up $.5 million in 2001. BNA had a large gain from the sales of publications in 2001 compared to a loss from asset sales in the prior year. Interest expense was up sharply in 2001 due to the acquisition-related borrowings. Investment income was down due to lower investment levels and declining market yields.

Following the November 2000 acquisition of Kennedy Information, BNA acquired the long-coveted STF Services Corporation in April 2001. STF is the dominant provider of interactive electronic, government-approved forms, serving primarily the tax market. It sells its products directly to end users, and also licenses them to publishers, including BNA and Tax Management. Like Kennedy, STF has demonstrated strong profitability that is expected to continue and to enhance the financial strength of consolidated BNA. As noted earlier, amortization expenses related to these acquisitions did contribute to the decline in reported profits. However, both companies do have strong cash flows and are expected, in time, also to contribute to reported profits.

Stock repurchases, mostly from estates of Class B stockholders, were again high in 2001. Although employee investments in Class A stock were up significantly in 2001, total shares outstanding continued to decline. Over the last five years, shares outstanding have been reduced by 15 percent, and this has had a positive effect on earnings per share. This trend is expected to continue over the foreseeable future. Operating cash flows have provided most of the cash needed for the net buybacks, with financial reserves providing the balance, and are expected to continue to do so.

BNA's cash and financial investments declined by $4.3 million in 2001 to $148 million. The liquidity provided by these financial reserves, as well as the strong operating cash flows generated annually by the businesses, keeps BNA ready to respond to business challenges and opportunities, to make the investments necessary to ensure future growth, to satisfy debt retirement obligations, and to meet the stock repurchase obligations inherent in an employee-owned company.

Reviews of the parent and subsidiaries' operations follow.

Parent Company

Terrorism, recession, anthrax, power outages, floods: it was, without a doubt, the worst of times. But the devastating events of 2001 seemed to bring out the best in BNA and its people again and again. For throughout this difficult year, BNA employees repeatedly came together, providing the strength we needed to react, to respond, and to recover.

The economic recession resulted in a very tough selling environment. As a result, parent company revenues declined slightly. Strict controls on the cost side, however, made up for most of the revenue shortfall, and operating profit, while below the extraordinary level of 2000, was significantly above expectations.

BNA continued its transformation into a Web publisher. Electronic products now represent more than 40 percent of the parent's subscription revenue base, and almost three-quarters of that electronic revenue is generated by Web products. Revenue from our Web product line grew almost 50 percent in 2001.

Heavy investment continued to be made during the course of the year on improving the infrastructure supporting this Web growth. As a result, both the functionality and the stability of our Web product line improved markedly in 2001. The year also saw the completed development of the first product on our new, next-generation Web platform, known as BWD. In 2002, we will continue the development of that platform and begin building other Web products on it. The new platform will provide more customer-friendly functionality and greater editorial control over the Web services.

The Publishing Group's Legal and Business Publishing product line grew both revenues and profits last year as the attorney marketplace proved to be more resistant to recession than some other professional markets. All three of our legal decisional services on the Web -- Labor and Employment Law Library, Employee Benefits Library, and Intellectual Property Library -- were subject to intense customer scrutiny and input during 2001. This resulted in major user interface improvements that enhanced both usability and functionality. A new legal notification service, Expert Evidence Report, was launched in August, and in the fall, a Web version of BNA's successful portfolio product, Corporate Practice Series, was launched.

The 2000 realignment of the editorial and marketing operations into business units increased BNA's ability to marshal resources and deploy them quickly. As a result, Legal and Business Publishing was able to conceive, develop, and launch, within a 12-month period, a complex reference product consisting of a database of laws and regulations coupled with outside experts' comments, analyses, and practical advice. The launch in January 2002 of ERISA Enforcement and Compliance Library could not have been accomplished that quickly without a combined editorial and marketing business unit leading the effort. Finally, several new notification services were researched, developed, and tested in 2001, leading to the January 2002 launch of Privacy & Security Law Report and Wage, Hour & Leave Report. The first tracks regulatory activity as federal and state governments try to balance privacy rights with the need for enhanced security, while the second covers an increasingly complex area of employment law.

The Publishing Group's Professional Publishing product line saw a drop in both revenues and profitability. The human resources and environment markets were particularly hard hit by the economic downturn and by cheaper alternative information sources. The Human Resources Division took a hard look at its flagship product, the HR Library, and revamped and upgraded that product in both its Web and CD formats. An alliance with an outside software company was key to developing two new products, HR AnswerSource: Professional Edition, and HR
AnswerSource: Manager Edition, combining innovative Web technology with BNA's trusted, high-quality HR content. These products, along with the improved HR Library, were launched together at the start of 2002.

Product development in the Environment, Health & Safety Division was focused on two major efforts in 2001: the development and release of an enhanced interface to the Environment and Safety Library and the development of a new safety product. The new ESLW interface was released late in the year and has garnered very positive feedback. The new safety product, which integrates topical access to notification, reference, analytical, and decisional services with detailed links to external Websites and to subscribers' internal information, will be released in spring 2002.

Late in 2001, BNA sold the Medicare/Medicaid Library, generating a substantial gain. Despite being a high-quality product, its divestiture made good business sense.

The plan for a Subscriber Relations Group became a reality in 2001. The group combines all BNA units having primary responsibility for contact with customers. This includes the Sales Department, the former Circulation Department, and all other customer service, support, and training units within BNA. The operations were merged in June when several downtown call centers were moved to our Rockville facility. Once the move was complete, much effort was focused on reengineering department processes, eliminating redundancies, and replacing print-era business practices with those designed to efficiently accommodate electronic sales and servicing needs. These efforts will continue as we strive to be the customer-focused company that the Web market demands.

During 2001, the interdepartmental team overseeing the project to replace BNA's customer systems completed the work of gathering requirements for order entry and accounts receivable, which constitute the core components of that system. They then reviewed major commercially available software packages that perform those functions, and narrowed the choice of vendors down to two. It is anticipated that, by the end of 2002, development and testing of the new system will be completed, and implementation will begin.

One of the big stories of 2001 was, without a doubt, the remarkable resiliency BNA employees demonstrated in responding to a number of unprecedented events. In June, the West End of Washington, D.C., where BNA is headquartered, unexpectedly lost all electrical power for more than three days. Extraordinary creativity, resourcefulness, and hard work by many BNA employees across all departments kept damage to a minimum. The Dailies and the Web products were out of commission for less than one day. Once power was restored, we immediately devoted resources to preparing ourselves for the future. As a result, BNA now has the ability to continue creating and maintaining our products without disruption if such an outage should occur again.

Thankfully, no members of the BNA family were lost during the events of September 11, but many lost relatives and friends. Those events and the subsequent anthrax crisis not only affected each of us individually, but also caused significant business disruption and led to increased security measures and a plan for more in 2002.

The multiple challenges of 2001 were unique and difficult. But BNA people responded and recovered, and as a result we end the year stronger and better prepared to meet the challenges of 2002 and beyond.

BNA Books

The Book Division had another record-breaking year in 2001, generating more than $10 million in revenues, up nearly 7 percent over 2000. Operating profit also grew. The division has more than doubled its revenues since 1995 and has consistently contributed strong operating profits.

The publication of the much-anticipated fourth edition of The Developing Labor Law, co-published with the American Bar Association's Labor & Employment Law Section, contributed heavily towards the division's success in 2001.

In addition to annual supplements to a growing list of highly respected treatises, the Book Division also published International Labor & Employment Laws, Volume II; the fifth edition of Patents and the Federal Circuit; and Medical Ethics: Analysis of the Issues Raised by the Codes, Opinions, and Statements, a companion volume to the previously published Medical Ethics:
Codes, Opinions, and Statements. The Web version of BNA's Directory of State and Federal Courts, Judges, and Clerks also was launched late in the year.

Finally, the division launched its new home page complete with e-commerce capabilities, which users have lauded as informative and easy to use. The new shopping cart has made ordering online even more convenient for customers, and much more cost effective for the division.

Tax Management Inc.

Despite the weak economy, revenues and operating profits continued to grow at a healthy pace for Tax Management. Total revenues, including those of BNA Software, grew 7.9 percent, which was an even faster growth rate than the previous year. Operating profits were up 6 percent.

Revenues from TM information services increased 5.6 percent while operating profits jumped almost 19 percent due to the elimination of a paper-based forms service and other cost control measures.

Throughout the past year, significant enhancements were made to TM products. For example, the TM journals, Daily Tax Highlights and Summaries, and additional primary source documents were added to the Web-based library products. An improved library platform was created so all TM tax products could be used together seamlessly. This new platform has received accolades in the trade press and has been well received by customers. And finally, the company created price points and product combinations that customers have found attractive.

The intellectual property created by the world's leading tax minds is the hallmark of Tax Management's publishing efforts. This hallmark continues to be the foundation and guiding principle of TM's publishing activities.

BNA Software

BNA Software revenues grew 16.5 percent due in part to a large multi-year contract with a key government agency. Operating profits, however, declined 28 percent because of higher editorial expenditures incurred in developing new products.

Two new editions of the BNA Fixed Assets New Dimension product were released in 2001. ND.server is a client/server-based fixed asset system capable of handling hundreds of thousands of assets. ND.web is a "best in class" fixed asset system that is entirely Web-based. It is capable of handling millions of assets and serving the needs of large organizations. Sales of the PC-based fixed asset software line continued at a strong pace throughout the year.

Both the software and information services segments of Tax Management are well positioned to prosper as the economy improves.

BNA International Inc.

BNA International continued to grow in 2001 despite difficult market conditions from midyear. Revenues from BNAI services increased by 8.7 percent, with much of this growth coming from recently launched services.

New products such as Tax Planning International Transfer Pricing and World e-commerce & IP Report produced strong sales performances. Tax Planning International Web Library was launched in 2001, and intensive efforts are being made to migrate tax customers to this platform. Intellectual property and Internet law Web libraries will be launched in 2002. New initiatives designed to retain more subscribers and sell more products to them were very successful.

Efforts to expand the successful stable of Internet law and tax products resulted in the launch of World Data Protection Report in January and Tax Planning International Financing in September. BNAI's offering was recently further enhanced with the introduction of Tax Planning International Mergers & Acquisitions and World Money Laundering Review.

Plans for the coming year are focused on achieving further profitable growth from the introduction of Web products, and from pursuing new publishing opportunities in the market for international information.

Pike & Fischer, Inc.

A significant contraction of the telecommunications industry worldwide was the principal reason Pike & Fischer revenues were down slightly in 2001. Telecom revenues which, in recent years, have accounted for at least one-third of total revenues, fell 16 percent in 2001 from the prior year. Thanks to growth in other areas of the business, however, notably privacy and Internet law, total 2001 revenues were off only 2.3 percent from 2000.

Pike & Fischer's conference business was negatively affected both by the slowing economy and by the impact of the September terrorist attacks. An October conference in San Francisco on digital discovery had to be rescheduled for early 2002. Nevertheless, revenues from the conference business increased by a small amount over 2000. An expansion of the conference business is planned for 2002.

The company continued to develop its e-commerce presence on the Internet with the introduction of a pay-per-view option for its Web subscription services. Web versions of Pike & Fischer's Criminal Practice Manual and Green Markets newsletter also were introduced in 2001.

As 2001 came to a close, Pike & Fischer undertook a major revamping of its selling efforts. In the future, the company will rely more heavily on tele-rep sales rather than direct mail marketing to bring in new subscribers. This, along with additional refinements to the corporate reorganization, will enable Pike & Fischer to expand its revenue base and increase profitability.

BNA Washington Inc.

BNAW, BNA's real estate subsidiary company, posted a very successful year. For the fifth straight year building operating expenses declined due to lower depreciation expenses. However, the year will be remembered for several serious challenges to building operations that were successfully dealt with.

In June there was an extended power outage and late in the summer there was yet another interruption of electrical service to the 25th Street buildings due to severe flooding. The terrorist attacks and the subsequent bioterrorism threat to mail also had an effect on the facilities' operations. These challenges were met head-on and BNAW continued to provide safe and productive facilities and support to the business operations of the corporation.

An uninterrupted power source (UPS) system was installed to supply battery power when needed to the data center and telephone system. Electrical equipment was also installed to facilitate rapid connection of emergency power generators. Security of the 25th Street buildings was stepped up, and a study was completed of security enhancements and upgrades, which will be implemented early in 2002. The fire alarm system in the North and South buildings was upgraded.

In June, renovation of 12,000 square feet of office space in the Rockville building was completed. This space was used to establish the new Customer Contact Center, which centralized the call centers located in a number of different departments. The computer room was enlarged to accommodate hardware to support business operations and business continuity plans. Downtown, BNA Software moved into newly leased and renovated office space in the 23rd Street building, and the copy center was enlarged to provide additional space for new equipment and staff needed to support increased reproduction requirements.

BNAW continues to be in a good position to handle BNA's evolving business requirements, operations, and office space needs.

The McArdle Printing Co., Inc.

The McArdle Printing Company's performance, like the printing industry as a whole, was adversely affected by the overall economy. Printing sales dropped
11.4 percent from 2000's record levels. During the first quarter of 2001, management recognized the downward trend in print sales, especially in financial printing, which had been a key contributor to McArdle's 2000 sales growth. The company responded with a workforce reduction months before September's events brought the nation's economic woes into even sharper focus.

There were bright spots in McArdle's sales year. Sales to new customers in 2001 increased 30 percent over 2000, including several new major accounts. Other established accounts saw significant growth. These factors, along with additional cost containment measures instituted in the fourth quarter, allowed

McArdle to post a break-even year in spite of the decline in total revenue. McArdle remains a strong and viable member of the BNA family and of the printing industry. Ranked among the top 400 printers in the nation for several years, McArdle climbed to 181 for 2001.

McArdle also received a "Best Workplace in America" award sponsored by the Printing Industry of America (PIA).

The year 2001 provided an opportunity for McArdle to continue to fine-tune its processes and procedures to more efficiently respond to the needs of its customers. With its excellent facility, modern equipment, and knowledgeable and creative employees, McArdle is well positioned to meet the challenges of the current economic environment.

Institute of Management & Administration, Inc.

After three years of double-digit growth, IOMA finished its fourth year as a BNA company with a drop in revenues that could not be offset by cost-cutting measures and an accelerated sales effort.

One reason for the decrease in IOMA revenues was a planned reduction in new products. Growth from two new subscription products, Financial Executive's News and Purchasing Law Report, and two reference services did not replace subscribers lost because of the weak economy, or the decline of mature products.

Despite weak subscription sales, growth occurred in non-subscription areas. IOMA's list rental business rebounded in 2001, partially fueled by excellent sales of e-mail lists. IOMA also saw the first revenues from new conference sponsorship and custom publishing programs. Revenues from Yearbook and other books remained stable.

Online product development also moved forward. The circulation of IOMA's nine "e-zines" grew from 6,000 to 28,000 subscribers. In addition, 100 percent of IOMA's content is now available, in a pay-by-the-article format, available at www.managementlibrary.com. Licensing revenues from this database increased during 2001.

Still, the primary business focus remains mid-priced business-to-business newsletters and reference guides. To support these middle-market products, IOMA continued to expand its multi-tier in-house sales operation. While the cost of the program contributed to the 2001 operating loss, by year-end it had become the company's most cost-effective sales channel.

IOMA's historical growth, as well as the expansion of its ability to develop a variety of products and to respond to customers in customized ways, places the company in a better position to penetrate the lower and mid-levels of BNA's traditional professional markets. IOMA expects to rebound from a difficult 2001.

Kennedy Information, Inc.

2001 presented significant challenges to Kennedy Information, given its reliance on cyclical revenue streams. In particular, the company's conferences and advertising-driven products were impacted by the weak economy and events of September 11.

The company's four fall conferences were all, unfortunately, scheduled to take place in New York City. The terrorist attacks and resultant uncertainty in New

York dampened clients' willingness to travel to that venue, forcing the cancellation of one event and significantly suppressing attendance at the others. In addition, the weak economy impacted 2001 results, contributing to lower demand for corporate recruitment-related products. Economic uncertainty and cost-cutting pressures also led to the postponement and diminution of advertising in core products like Consulting magazine, as well as newer launches like Shareholder Value magazine. Several new product initiatives during the year were delayed until the economic environment improves.

Lower-than-planned revenues led to a series of painful cost-cutting initiatives that reestablished the company's ongoing profitability.

There were many bright spots as well. The company was able to add several key hires that will enhance capabilities for years to come. And the weak economy also eliminated a variety of competitors, enhancing our position in key markets.

Kennedy Information has an appropriate cost structure in place for the current environment. At the same time, the company is developing several exciting new product launches and is poised to adjust to and capitalize on the economic recovery when it does materialize.

STF Services Corporation

STF became part of the BNA family in April 2001 and continues to expand its three revenue sources: direct sales of its SuperForm tax forms service, the licensing of privately labeled versions of SuperForm (through resale/marketing channels), and the licensing of specialized forms content that is integrated with third-party professional and legal research products.

The trend toward Internet-based information delivery helped fuel growth and contributed to increased operating profit while STF's Internet-savvy forms technology contributed to consistently strong subscription renewal rates.

The underlying architecture of the company's forms technology was redesigned in 2001 as part of a multi-year development plan. STF is now poised to realize a new generation of forms software that promises to reduce production costs and make seamless the sharing of data, as well as the integration of STF forms with other software systems.

In addition, the company plans two new products for release in the first half of 2002. One new product will leverage the expertise of BNA and IOMA in the human resource field. The other will concentrate on the process of registration and maintenance of legal business entities such as corporations and LLPs through various filings with the secretaries of state. Both products will be offered through resale licensing channels as well as marketed by STF directly to end user professionals.

As the preeminent source of intelligent, interactive government forms, STF will continue its profitable growth trajectory in the coming year by applying the latest technologies to the content that professionals need to succeed in their chosen fields.

Item 1.     Business
            --------
General Development of Business and Narrative Description of Business,
------------------------------------------------------------------------
Continued
---------
The Bureau of National Affairs, Inc. ("BNA" or the "Company"), operates primarily in the publishing, printing, and software industries. Publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and outside customers. Software operations consist of the production and marketing of software programs and interactive electronic forms. Activities in other industry segments are less than ten percent of total revenue.

Publishing of legal, regulatory, and business advisory information is very competitive. Some of the Company's publishing competitors are much larger and have greater resources. Consolidation within the industry in recent years has resulted in even larger competitors. At the same time, technological advances have made it easier for smaller publishers to produce, market, and deliver competing products. Many government agencies now provide direct access to their information, resulting in another form of competition. Additionally, a plethora of internet web sites offer "business information" at little or no cost. The Company produces value-added information and competes on the basis of comprehensiveness and timeliness (quality), product line breadth, brand reputation, variety of format offerings, price, and customer service.

The Company's subsidiary, The McArdle Printing Company, Inc. (McArdle), competes with a number of commercial and financial printers for 58 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

BNA Software competes with a number of tax and financial planning software publishers. It competes on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support, and price. STF is the dominant provider of electronic forms with little direct competition.

The number of employees of BNA and its subsidiary companies was 2,121 on December 31, 2001.

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

BNA's Subscriber  Relations  Department  operates in an owned facility at 9435
Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 1010 Wayne Avenue, Silver Spring, Maryland. IOMA conducts its operations from leased offices at 29 West 35th Street, New York, New York. Kennedy Information, Inc. conducts its operations from leased offices at One Kennedy Place, Fitzwilliam, New Hampshire. STF Services Corporation leases office space for its operations at 26 Corporate Circle, East Syracuse, New York. BNA International Inc. conducts its operations from leased offices at Heron House, 10 Dean Farrar Street, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


Item X.     EXECUTIVE OFFICERS OF THE REGISTRANT
            ------------------------------------

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2001. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

          Name           Age           Present position and prior experience
--------------------     ---           -------------------------------------
William A. Beltz          72           Chairman of the Board
                                         Elected chairman in 1994. Served as
                                         president from 1979 to 1995 and
                                         chief executive officer from 1980
                                         until 1996.  Joined BNA in 1956.

Jacqueline M. Blanchard   52           Vice President for Human Resources
                                         Elected vice president in 1994.
                                         Joined BNA in 1984.


Eunice L. Bumgardner      41           Vice President and General Counsel
                                         Elected vice president in 1996 and
                                         general counsel in 1995. Joined
                                         BNA in 1994.


Carol A. Clark            45           Vice President for Information Technology
                                         Elected vice president in 2001.
                                         Previously served as Technology
                                         Director since 1997. Joined BNA in
                                         1983.


Sandra C. Degler          62           Vice Chairman of the Board
                                         Elected vice chairman in 1998. Served
                                         as president of Tax Management Inc.
                                         from 1983 to 2000. Joined BNA in 1963.

Item X.              EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)
                     ------------------------------------

          Name           Age           Present position and prior experience
--------------------     ---           -------------------------------------
George J. Korphage        55           Vice President and Chief Financial
                                         Officer   Elected vice president in
                                         1988 and chief financial officer in
                                         1989.  Joined BNA in 1972.


Gilbert S. Lavine         50           Treasurer
                                         Elected to present position in 1998.
                                         Joined BNA in 1985.

Gregory C. McCaffery      41           Vice President and Editor-in-Chief
                                         Elected vice president and editor
                                         in chief in 2000. Previously was
                                         director of marketing and product
                                         development since 1996.
                                         Joined BNA in 1986.


Mary Patricia Swords      56           Vice President of Subscriber Relations
                                         Elected to present position in 1996.
                                         Joined BNA in 1977.


Robert L. Velte           54           Vice President for Strategic Development
                                         Elected to vice president in 1995.
                                         Joined BNA in 1976.


Paul N. Wojcik            53           President and Chief Executive Officer
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

The Board of Directors semi-annually establishes the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 51 years, and they are expected to continue.

As of March 1, 2002, there were 1,187 Class A shareholders, 280 Class B shareholders, and 26 Class C shareholders. During 2001, the Company repurchased 1,809,143 shares of Class B stock and 27,315 shares of Class C stock from retired employees.

Established stock price and dividends declared during 2001 and 2000 were as follows:

      Stock Price
            January 1, 2000 - March 26, 2000                $7.80
            March 27, 2000 - September 24, 2000              8.45
            September 25, 2000 - March 25, 2001              8.85
            March 26, 2001 - September 23, 2001              9.60
            September 24, 2001 - December 31, 2001           9.75

      Record  Date and Dividend Amount
            March 25, 2000                                   $.14
            September 23, 2000                                .14
            March 24, 2001                                    .15
            September 22, 2001                                .15

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                     PART II

Item 6.     Selected Financial Data
            -----------------------
                      The Bureau of National Affairs, Inc.
           Consolidated Operating and Financial Summary: 2001-1997
             (Dollar amounts in thousands, except per share data)


                                   2001     2000      1999     1998      1997
                                -----------------------------------------------

Operating Revenues              $305,965  $297,399 $283,959  $271,328  $246,290
Operating Expenses               260,653   250,728  226,228   291,489   269,365
-------------------------------------------------------------------------------
Operating Profit                  23,306    20,600   20,062    14,476    28,034
Non-operating Income:
  Investment Income                8,542     9,327    9,516     9,077     8,016
  Interest Expense                (6,000)   (1,654)  (1,026)     (899)      (59)
  Other Income (Expense)           4,421    (1,200)     112      (432)      427
-------------------------------------------------------------------------------
Income Before Income Taxes
  and Cumulative Effect of
  Accounting Change               21,439    34,507   31,908    28,346    28,446
Income Taxes                       8,177    11,353   10,898     8,753     8,885
                               ------------------------------------------------
Income from Operations            13,262    23,154   21,010    19,593    19,561
Cumulative Effect of
  Accounting Change (a)              ---    (7,470)     ---       ---       ---
                               ------------------------------------------------
Net Income                       $13,262   $15,684  $21,010   $19,593   $19,561
-------------------------------================================================
Profit Ratios (b):
  % of Operating Revenues            4.3       7.8      7.4       7.2       7.9
  % of Avg Stockholders'Equity      21.9      33.5     28.7      26.6      26.8
-------------------------------------------------------------------------------
Earnings Per Share from Operations  $.35      $.59     $.52      $.47      $.45
Cumulative Effect of Accounting
Change (a)                           ---      (.19)     ---       ---       ---
                               ------------------------------------------------
Total earnings per share             .35       .40      .52       .47       .45
                               ================================================
Dividends Per Share                  .30       .28      .26       .24       .22
-------------------------------================================================
Balance Sheet Data:
  Total Assets                  $387,538  $371,000 $322,728  $324,449  $300,900
  Long-Term Debt                  84,000    59,000   14,000    14,000       ---
-------------------------------================================================
Employee Data:
  Number of Employees              2,121     2,085    2,007     2,055     1,893
  Total Employment Costs        $162,060  $150,345 $146,628  $137,386  $128,095
-------------------------------================================================
Stockholder Data at Year-End:
  Number of Stockholders           1,807     1,782    1,836     1,791     1,752
  Common Shares Outstanding
    (In thousands)                37,492    38,797   40,305    41,140    42,499
-------------------------------================================================
Per share figures and number of shares outstanding have been adjusted to reflect the five-for-one stock split effective September 23, 2001.

(a) Includes the cumulative effects of the change in accounting for selling expenses in 2000.

(b) Based on net income excluding the cumulative effect of the accounting change.

Selected Quarterly Data

The following is quarterly financial information (unaudited) for 2001 and 2000 (in thousands of dollars).

                                    First     Second     Third      Fourth
                                   Quarter    Quarter   Quarter    Quarter
              2001 (a)              Ended      Ended     Ended      Ended
                                   March 24   June 19   Sept. 11   Dec. 31
------------------------------------------------------------------------------
Revenues                           $65,925    $69,978   $71,366   $98,696
Gross Profit                        29,439     29,766    33,401    46,970
Net Income                           3,439      1,636     3,305     4,882

Earnings Per Share:                $   .09    $   .04   $   .09    $  .13


                                    First     Second     Third      Fourth
              2000 (a)             Quarter    Quarter   Quarter    Quarter
                                    Ended      Ended     Ended      Ended
                                   March 25   June 17   Sept. 9    Dec. 31
------------------------------------------------------------------------------

Revenues                           $63,293    $66,503   $64,108   $103,495
Gross Profit                        28,318     29,986    29,599     51,683
Income Before Cumulative Effect
  of Accounting Change               4,180      4,239     4,375     10,360
Cumulative Effect of Accounting
  Change                            (7,470)       ---       ---        ---
Net Income                          (3,290)     4,239     4,375     10,360

Earnings Per Share:
Income Before Cumulative Effect of
  Accounting Change                $   .10    $   .11   $   .11   $    .27
Cumulative Effect of Accounting
  Change                              (.19)       ---       ---        ---
                                   -----------------------------------------
Net Income                         $  (.09)   $   .11   $   .11   $    .27

(a) Earnings per share figures adjusted to reflect the five-for-one stock split effective September 23, 2001.

                                     PART II

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------
FORWARD-LOOKING STATEMENTS

This Annual Report contains and incorporates by reference certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as "believes," "expects," "estimates," "could," "should," and "will," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

2001 vs. 2000

BNA's financial results in 2001 were adversely affected by two significant factors. Acquisition-related expenses, primarily interest and non-cash amortization expenses, reduced profits. In addition, the lingering economic slowdown had a pervasive effect on BNA's business, reducing revenue growth and profits.

Consolidated revenues of $305.9 million were up 2.9 percent compared to the prior year while operating expenses increased 8.2 percent. The operating profit was down 48.4 percent due to declines in each of the three operating segments. Net income was $13.3 million, a decline of 42.7 percent, and earnings per share were down 40.7 percent, to $.35, compared to the 2000 income before cumulative effect of accounting change. Excluding the revenues and operating expenses of two acquired businesses, consolidated revenues were essentially even with last year, and operating profit was down 22.7 percent. The consolidated federal, state, and local effective income tax rate increased to 38.1 percent in 2001 from 32.9 percent in 2000, mainly due to a higher state and local tax assessment, which accounted for 4.4 percent of the increase.

The publishing operating segment --which aggregates the Parent with Tax Management Inc. (excluding Software), IOMA, Pike & Fischer, Inc., BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc.-- generated 87 percent of consolidated revenues. Publishing revenues were up 3.0 percent, reflecting the acquisition of Kennedy, new products, and price increases. Operating expenses increased 6.0 percent. Excluding the results of Kennedy, revenues were flat, and operating expenses were up 1.2 percent. Fifteen new products were launched in 2001. Development expenses for new products and improvements on existing products were $4.0 million in 2001 and 2000. Operating expenses in 2001 also include an identifiable $5.3 million for developing improved business and publishing systems, compared to $4.8 million in 2000. Operating profit was down 30.3 percent compared to 2000.

The printing operating segment, which includes The McArdle Printing Company, Inc., experienced an 11.4 percent decrease in sales, reflecting a 14.3 percent decrease from external customers and a 7.0 percent decrease in intersegment revenues. Sales to commercial customers suffered from the general economic slowdown, especially the reduced demand for financial printing caused by subdued capital markets. Intercompany revenues continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses decreased 5.7 percent, due to lower variable costs and workforce reductions. Printing operating profit was $174,000 in 2001, compared to $2.6 million in 2000.

The Software operating segment now combines BNA Software, a division of Tax Management Inc., with STF Services Corporation, which was acquired in April 2001. Software revenues increased 29.4 percent due partially to the addition of STF, but also because of a $1.9 million sale to a government agency. Operating expenses were up 85 percent, reflecting higher BNA Software fulfillment costs and higher staffing costs for product development and support, STF's operating expenses, and amortization expenses related to the STF acquisition. Excluding STF's results, revenues were up 16.5 percent and operating expenses were up 33.8 percent. The segment incurred a $.6 million operating loss in 2001 compared to a $4.1 million operating profit in 2000.

Non-operating income increased $.5 million in 2001. Gains on sales of two publications totaled $4.4 million. Investment income was lower due to lower investment balances and lower market yields. Interest expense was up substantially as a result of borrowings to finance the acquisitions of Kennedy and STF.

2000 vs. 1999

Consolidated revenues of $297.4 million were up 4.7 percent over the prior year. Operating expenses increased 3.3 percent, and operating profit increased 20.3 percent to $28 million. Excluding the financial results of BNA Communications, which was sold in 1999, revenues grew 5.6 percent, and operating expenses were up 4.3 percent. Net income for 2000 was negatively impacted by the adoption of a new accounting standard. As discussed in Note 3 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements, effective January 1, 2000. The cumulative effect of the accounting change was a net expense of $7.5 million. Net income was $15.7 million and earnings per share were $.40. Excluding the cumulative effect of the accounting change, income was $23.2 million, a 10.2 percent increase from 1999 and earnings per share were $.59, an increase of 13.5 percent, also reflecting fewer outstanding shares. The consolidated federal, state, and local effective income tax rate decreased to 32.9 percent in 2000 from 34.2 percent in 1999, mainly due to lower effective state and local taxes.

The publishing operating segment generated 86.9 percent of consolidated revenues. Publishing revenues were up 4.7 percent, reflecting the acquisition of Kennedy, new products and price increases. Operating expenses increased 4.0 percent. Excluding the results of Kennedy, revenues were up 3.9 percent, and operating expenses were up 2.9 percent. Eighteen new products were launched in 2000. Development expenses for new products and improvements on existing products were $4.0 million compared to $4.9 million in 1999. Operating expenses in 2000 also include an identifiable $4.8 million for developing improved business and publishing systems, compared to $5.6 million in 1999. Operating profit was 13.6 percent higher than in 1999.

The printing operating segment achieved a 7.7 percent growth in revenues, reflecting a 15.5 percent increase in revenues from external customers and a 2.3 percent decrease in intersegment revenues. Sales to external customers have improved due to increased business from existing customers and to the addition of new customers. Intersegment revenues are expected to continue to decline as the Publishing product sales mix migrates from print to electronic format products. Operating expenses increased 7.2 percent, including higher selling expenses related to higher external sales. Printing operating profit increased
15.2 percent.

Software operating segment revenues increased 5.8 percent. Operating expenses were down 7.3 percent as certain development costs were capitalized and improvements made to production processes led to fewer software revisions. Operating profit improved 66.2 percent.

Non-operating income was $2.1 million lower in 2000 due to higher interest expense related to the Kennedy acquisition, slightly lower investment income, and net losses on sales of assets, including an additional loss on the sale of BNA Communications.

Cash Flows, Liquidity, and Financial Resources

The Company maintains its financial reserves in cash and investment securities, which, along with its operating cash flows, are sufficient to fund ongoing expenditures for operations and to support employee ownership. Cash provided from operating activities decreased $16.5 million in 2001, reflecting a 4.1 percent increase in collections, and an 11.2 percent increase in operating expenditures.

Capital expenditures netted to $30.4 million including $25.5 million for the purchase of STF and $9.4 million for property and equipment additions and capitalized software; $4.2 million was received in the sales of publications and $.3 million was received as a purchase price adjustment for Kennedy Information. Capital expenditures for 2002, are expected to be approximately $12.1 million.

Cash provided by financing activities netted to $.9 million. The Company borrowed $25 million to partially finance the STF acquisition. Sales of Class A capital stock to employees totaled $7.6 million. Capital stock repurchases amounted to $20.1 million, most of which were mandatory tenders. In addition, the Company paid cash dividends of $11.5 million in 2001.

The Company's commitment to employee ownership is supported by its policy to repurchase all stock tendered by stockholders that is in excess of employee stock plan purchases. As of December 31, 2001, capital stock with a current market value of $23.1 million and $14.4 million are known or expected to be tendered in 2002 and 2003, respectively. The actual amount repurchased will likely be higher.

Contractural cash obligations as of December 31, 2001 were as follows (in thousands of dollars):

                                           Payments Due by Period
Contractual                       Less than      1-3          4-5       After 5
Obligations:            Total       1 Year      Years        Years       Years
-------------------------------------------------------------------------------
Long-Term Debt        $ 84,000     $  ---      $14,000      $15,000     $55,000
Operating Leases        33,762      7,713       12,894       10,343       2,812
-------------------------------------------------------------------------------
Total                 $117,762     $7,713      $26,894      $25,343     $57,812

With nearly $148 million in cash and investment portfolios and a $5 million loan facility, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

Other Disclosures

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below.

The Company has $76.7 million of goodwill at year-end 2001. As described in Note 7 to the Company's financial statements, goodwill will no longer be amortized beginning in 2002. Goodwill amortization expense was $3.6 million in 2001. Although amortization expense will no longer be recorded, the carrying amount of goodwill is now subject to periodic testing. The initial test will be completed during the second quarter of 2002, and annual testing is required thereafter. Goodwill that is not supported by measures of fair value will be written down to its fair value, resulting in an impairment expense. Fair values will be determined by estimating the price at which related net assets could be sold, and/or by projecting future cash flows. Because fair value measures are dependent on acquisition-price multiples and projections of future cash flows, they are subject to change and therefore must be tested at least annually. If estimates of future cash flows are not achieved, or if acquisition-price multiples decline, measures of fair value may decline, resulting in an impairment expense.

The Company has postretirement benefit liabilities totaling $71.6 million at year-end 2001, as described in Note 4 to the Company's financial statements. Independent actuaries use a number of assumptions to compute these liabilities, and related benefit expenses. These include life expectancies, retirement ages, health care cost trends, rates of compensation increases, discount rates, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with the actuaries, periodically reviews the assumptions and revises them when appropriate.

The Company has $37.2 million of intangible assets, as summarized in Note 9 to the Company's financial statements, at year-end 2001. Most of these are identified assets of Kennedy and STF at the time of their respective acquisitions, and their initial values and estimated lives were established by independent appraisals. In addition, intangible assets include software that is used internally and software developed for sale. The Company periodically evaluates the recoverability of the intangible assets, which are amortized, and their estimated remaining lives. If an impairment in value occurs, an impairment expense will be recorded reducing earnings, and estimated amortization periods may be reduced.

The Company has recorded $29.6 million of net deferred tax assets as of year-end 2001. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred tax assets will be fully realized and no valuation allowance is necessary.

Accounting Pronouncements

The Financial Accounting Standards board issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in October 2001. SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The Company will adopt these statements effective January 1, 2002. The effect of adopting these Statements is not expected to have a material effect on the Company's future financial position or overall trends in results of operations.


Item 7a. Quantitative And Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
The Company is exposed to interest rate risks in its investment portfolio and its term debt liability. A hypothetical ten percent increase in market interest rates would result in higher interest expense on its term debt, but the increase would be immaterial.

The maturity dates and average interest yields for fixed-income securities debt held in the Company's investment portfolio as of December 31, 2001 was as follows (in thousands of dollars):

Expected Maturity Date
-------------------------------------------------------------------------------
                      2002      2003      2004     2005      2006    Thereafter
-------------------------------------------------------------------------------
Municipal Bonds      $5,723   $12,218   $22,854   $5,396    $8,911    $42,630

Average Interest Rate  5.5%      5.1%      5.3%     5.1%      5.4%       5.4%

Corporate Debt       $1,564    $7,859     $ 992     ----      ----       ----

Average Interest Rate  7.8%      6.4%      5.4%
-------------------------------------------------------------------------------

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 61 percent of these instruments at year-end 2001 mature within five years. Shorter-term maturity investments reduce the risk that any decline in their fair value will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

                                     PART II

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------



                  THE BUREAU OF NATIONAL AFFAIRS, INC.

                   Consolidated Financial Statements

                       December 31, 2001 and 2000

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                        s\ KPMG LLP
                        KPMG LLP

Washington, D.C.
February 27, 2002

                 THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND 2000
                       (In thousands of dollars)


                                 ASSETS

                                                          December 31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------     -----------
    CURRENT ASSETS:
    Cash and cash equivalents (Note 5)             $  23,972      $   16,190
    Short-term investments (Note 5)                    7,288           3,971
    Receivables (Note 9)                              45,097          48,985
    Inventories (Note 9)                               3,726           4,542
    Prepaid expenses                                   4,440           4,444
    Deferred selling expenses (Note 3)                 6,265           8,320
    Deferred income taxes (Note 8)                     5,951           3,027
                                                   ----------     -----------
    Total current assets                              96,739          89,479

    MARKETABLE SECURITIES (Note 5)                   116,656         132,098
    PROPERTY AND EQUIPMENT (Note 9)                   36,465          37,126
    DEFERRED INCOME TAXES (Note 8)                    23,637          24,950
    GOODWILL (Note 7)                                 76,700          57,082
    INTANGIBLE AND OTHER ASSETS (Note 9)              37,341          30,265
                                                   ----------     -----------
    Total assets                                   $ 387,538      $  371,000
                                                   ==========     ===========





                                                             (Continued)

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND 2000
                       (In thousands of dollars)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------     -----------
    CURRENT LIABILITIES:
    Payables and accrued liabilities (Note 9)      $   44,721     $    37,600
    Deferred revenues (Note 3)                        132,378         133,206
                                                   ----------     -----------
    Total current liabilities                         177,099         170,806

    LONG-TERM DEBT (Note 10)                           84,000          59,000
    POSTRETIREMENT BENEFITS, less current portion      65,734          69,757
    (Note 4)
    OTHER LIABILITIES                                   5,829           5,324
                                                   ----------     -----------
    Total liabilities                                 332,662         304,887
                                                   ----------     -----------

    COMMITMENTS AND CONTINGENCIES (Notes 11 & 12)

    STOCKHOLDERS' EQUITY (Note 12):
    Common stock issued, $1.00 par value --
     Class A -- 30,000,000 shares
      in 2001; 6,478,864 in 2000                       30,000           6,479
     Class B -- 24,634,865 shares
      in 2001; 4,926,973 in 2000                       24,635           4,927
     Class C -- 2,531,680 shares
      in 2001; 506,336 in 2000                          2,532             506
    Additional paid-in capital                          1,249          48,920
    Retained earnings                                  86,373          84,604
    Treasury stock, at cost                           (89,181)        (78,986)
    Elements of other comprehensive income:
     Net unrealized (loss) on marketable                (719)           (314)
      securities
     Foreign currency translation adjustment             (13)            (23)
                                                   ----------     -----------
    Total stockholders' equity                         54,876          66,113
                                                   ----------     -----------
    Total liabilities and stockholders' equity     $  387,538     $   371,000
                                                   ==========     ===========


      See accompanying notes to consolidated financial statements.

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
             YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
          (In thousands of dollars, except per share amounts)


                                                           Percent of Operating
                                                                Revenue
                                                           ---------------------
                                  2001    2000     1999     2001   2000   1999
                               -------- -------- --------  ------ ------ ------
OPERATING REVENUES
(Note 3)                       $305,965 $297,399 $283,959  100.0% 100.0% 100.0%
                               -------- -------- --------  ------ ------ ------
OPERATING EXPENSES
 (Notes 3,4,7,9 and 11):
 Editorial, production, and     166,389  157,813  155,228   54.4   53.1   54.7
 Selling                         66,282   62,776   60,307   21.7   21.1   21.2
 General and administrative      55,537   46,156   42,856   18.1   15.5   15.1
 Profit sharing                   3,281    2,620    2,262    1.1    0.9    0.8
                               -------- -------- --------  ------ ------ ------
                                291,489  269,365  260,653   95.3   90.6   91.8
                               -------- -------- --------  ------ ------ ------
OPERATING PROFIT                 14,476   28,034   23,306    4.7    9.4    8.2
                               -------- -------- --------  ------ ------ ------
NON-OPERATING INCOME:
 Investment income (Note 5)       8,542    9,327    9,516    2.8    3.1    3.4
 Interest expense (Note 10)      (6,000)  (1,654)  (1,026)  (2.0)  (0.5)  (0.4)
 Other income (expense)           4,421   (1,200)     112    1.5   (0.4)   ---
                               -------- -------- --------  ------ ------ ------
TOTAL NON-OPERATING INCOME        6,963    6,473    8,602    2.3    2.2    3.0
                               -------- -------- --------  ------ ------ ------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                    21,439   34,507   31,908    7.0   11.6   11.2
PROVISION FOR INCOME TAXES
 (Note 8)                         8,177   11,353   10,898    2.7    3.8    3.8
                               -------- -------- --------  ------ ------ ------

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE     13,262   23,154   21,010    4.3%   7.8%   7.4%
                               ======== ======== ========  ====== ====== ======
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR SELLING EXPENSE
 (Note 3)                           ---   (7,470)    ---
                               -------- -------- --------
NET INCOME                     $ 13,262 $ 15,684 $ 21,010
                               ======== ======== ========

EARNINGS PER SHARE (Note 12)

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE      $ .35    $ .59    $ .52
CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                  ---     (.19)     ---
                               -------- -------- --------
NET INCOME                        $ .35    $ .40    $ .52
                               ======== ======== ========

      See accompanying notes to consolidated financial statements.

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                       (In thousands of dollars)


                                              2001         2000         1999
                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $  13,262    $  15,684    $  21,010
 Items with different cash requirements
  than that reflected in net income--
   Cumulative effect of accounting change        ---        7,470          ---
   Depreciation and amortization              14,794       11,129       10,637
   (Gain) on sales of securities              (1,711)        (913)      (1,497)
   (Gain)loss on sales of assets              (4,421)       1,200         (112)
   Others                                        483         (137)        (407)
 Changes in operating assets and liabilities--
  Receivables                                  3,251       (4,248)         773
  Deferred revenues                             (276)       4,301         (859)
  Payables and accrued liabilities            (3,018)       4,656       (1,182)
  Postretirement benefits                        122         (372)       1,023
  Deferred income taxes                       (1,392)         246        1,827
  Deferred selling expenses                    1,972           72          866
  Inventories                                    772          200          (52)
  Other assets and liabilities--net              750        1,814         (209)
                                           ---------    ---------    ---------
Net cash provided from operating activities   24,588       41,102       31,818
                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures
  Acquisition of businesses (net of
   $1,293 cash acquired in 2001)             (25,219)     (46,360)         ---
  Purchases of equipment and furnishings      (3,558)      (3,345)      (2,803)
  Capitalized software                        (4,840)      (4,345)      (6,642)
  Building improvements                         (972)        (267)        (328)
  Proceeds from sales of assets                4,156          156        1,120
  Purchase of publishing assets                  ---       (2,255)      (2,526)
                                           ---------    ---------    ---------
  Net cash used for capital expenditures     (30,433)     (56,416)     (11,179)
                                           ---------    ---------    ---------


                                                             (Continued)

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                       (In thousands of dollars)


                                              2001         2000         1999
                                           ---------    ---------    ---------
 Securities investments
  Proceeds from sales and maturities         162,655      102,403       57,142
  Purchases                                 (149,924)    (107,805)     (59,880)
                                           ---------    ---------    ---------
  Net cash provided by (used for)
   securities investments                     12,731       (5,402)      (2,738)
                                            ---------    ---------   ---------
Net cash used for investing activities       (17,702)     (61,818)     (13,917)
                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of capital stock to employees           7,552        6,481        6,493
 Purchases of treasury stock                 (20,163)     (19,588)     (12,816)
 Dividends paid                              (11,493)     (11,187)     (10,637)
 Borrowings                                   25,000       45,000          ---
                                           ---------    ---------    ---------
 Net cash provided by (used for)
financing activities                             896       20,706      (16,960)
                                           ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          7,782          (10)         941

CASH AND CASH EQUIVALENTS,
 beginning of year                            16,190       16,200       15,259
                                           ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year     $  23,972    $  16,190    $  16,200
                                           =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                            $   5,436    $     968    $   1,063
  Income taxes paid                           13,110       11,730        8,973

NONCASH INVESTING ACTIVITIES-
Acquisitions of businesses:
  Fair value of assets acquired            $  33,447    $  47,561
  Cash paid                                  (26,753)     (46,360)
                                           ---------    ---------
  Liabilities assumed                      $   6,694    $   1,201
                                           =========    =========


      See accompanying notes to consolidated financial statements.

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                       (In thousands of dollars)
                                   Comprehensive  Capital  Additional                          Accum.
                                      Income       Stock    Paid-In    Retained   Treasury  Comprehensive
                                     (Note 13)    Issued    Capital    Earnings    Stock       Income
                                   ------------   -------  ---------   --------   --------  -------------
BALANCE, January 1, 1999                          $11,912   $39,782     $69,734   $(50,418)  $   3,011
 Net Income                          $ 21,010         ---       ---      21,010        ---         ---
 Other Comprehensive Income, net
  of tax:
   Unrealized (loss) on
    marketable securities              (5,883)        ---       ---         ---        ---      (5,883)
   Currency translation
    adjustment                             15         ---       ---         ---        ---          15
                                   ------------
 Comprehensive Income                $ 15,142
                                   ============
 Sales of Class A treasury
  shares to employees                                 ---     4,639         ---      1,854         ---
 Repurchases of shares                                ---       ---         ---    (12,816)        ---
 Cash dividends--$.26 per share                       ---       ---     (10,637)       ---         ---
                                                  -------  ---------   --------   --------  -------------
BALANCE, December 31, 1999                         11,912    44,421      80,107    (61,380)     (2,857)
 Net Income                          $ 15,684         ---       ---      15,684        ---         ---
 Other Comprehensive Income, net
  of tax:
   Unrealized gain on
    marketable securities               2,488         ---       ---         ---        ---       2,488
   Currency translation
    adjustment                             32         ---       ---         ---        ---          32
                                   ------------
  Comprehensive Income             $   18,204
                                   ============
 Sales of Class A treasury
  shares to employees                                 ---     4,499         ---      1,982         ---
 Repurchases of shares                                          ---         ---    (19,588)        ---
 Cash dividends--$.28 per share                                 ---     (11,187)       ---         ---
                                                  -------  ---------  ---------   --------   ------------
 BALANCE, December 31, 2000                        11,912    48,920      84,604    (78,986)       (337)
  Net Income                       $   13,262         ---       ---      13,262        ---         ---
  Other Comprehensive Income, net
   of tax:
    Unrealized (loss) on
     marketable securities              (405)         ---       ---         ---        ---        (405)
    Currency translation
     adjustment                           10          ---       ---         ---        ---          10
                                   ------------
  Comprehensive Income             $  12,867
                                   ============
 Sales of Class A treasury
  shares to employees                                 ---     5,103         ---      2,449         ---
 Retirement of Class A treasury
  shares                                             (479)   (7,040)        ---      7,519         ---
 Five-for-One stock split                          45,734   (45,734)        ---        ---         ---
 Repurchases of shares                                ---       ---         ---    (20,163)        ---
 Cash dividends--$.30 per share                       ---       ---     (11,493)       ---         ---
                                                  -------  ---------  ---------   --------   ------------
BALANCE, December 31, 2001                        $57,167  $  1,249   $  86,373   $(89,181)  $    (732)
                                                  =======  =========  =========   ========   ============

      See accompanying notes to consolidated financial statements.

                  THE BUREAU OF NATIONAL AFFAIRS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

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

      The carrying value of financial assets and liabilities reported in the financial statements, other than long-term debt, approximates fair value. The reported amounts of some assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates and assumptions are used for measuring such items as postretirement benefits, deferred tax assets, the allowance for doubtful accounts, intangible assets, and goodwill. Estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)   ACQUISITIONS AND DISPOSITIONS

      In April 2001, the Company acquired all of the outstanding stock of STF Services Corporation (STF). STF converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including the Company. The Company paid $26.8 million in cash and assumed liabilities of $6.7 million. Additional monies could also be paid if performance targets are exceeded for fiscal years 2002 through 2004. The acquisition was partially financed with a $25 million loan from an insurance company. The acquisition was accounted for as a purchase and, accordingly, STF's financial results have been included with those of the Company since the acquisition date. Based on an independent appraisal, a portion of the purchase price was allocated to identifiable intangible assets that are being amortized over three to five years. The majority of the purchase price was assigned to goodwill and is being amortized over 12 years.

      In November 2000,  the Company  acquired all of the publishing and operating assets of Kennedy Information, LLC (Kennedy), a publisher of newsletters, magazines, directories, and conferences. The Company paid $46.4 million in cash and assumed liabilities of $1.2 million. Additional monies could also be paid out if performance targets are exceeded for fiscal years 2002 through 2004. The acquisition was partially financed with a $45 million loan from an insurance company. The acquisition was accounted for as a purchase and, accordingly, Kennedy's financial results have been included with those of the Company since the acquisition date. Based on an independent appraisal, a portion of the purchase price was allocated to identifiable intangible assets that are being amortized over three to 10 years. The majority of the purchase price was assigned to goodwill and is being amortized over 25 years.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company combined with Kennedy and STF as if the acquisition had occurred at the beginning of 1999. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, and amortization of goodwill and other intangible assets, together with related income taxes (in thousands, except per share data).

                                       2001        2000        1999
                                   ----------   ----------   ----------
        Revenues                   $  309,678   $  313,482   $  295,295
        Net Income                 $   14,766   $   12,435   $   14,720
        Earnings per share         $      .39   $      .31   $      .36

                                                            (Continued)

      On a pro forma basis, earnings per share would have increased by $.04 in 2001, and decreased by $.09 and $.16, for 2000 and 1999, respectively. However, these pro forma results may not be indicative of the results of operations which would have resulted had STF, Kennedy, and the Company been a consolidated entity during those years or of future results of operations of the consolidated entities, and are not indicative of what the purchase price would have been at that time.

      The Company sells publications from time to time. Sales of publishing assets have resulted in gains of $4,430,000, $16,000, and $569,000, for 2001, 2000, and 1999 respectively, which have been recorded as other income. The revenues and operating expenses of the publications sold were not significant.

      During 2000,  the Company  purchased  subscriber  lists from other publishers. The total cost was $3,255,000, consisting of $2,255,000 in cash and the balance in assumed liabilities. The cost was assigned to subscription lists.

      In August 1999, the Company sold BNA Communications Inc. (BNAC), a media-based training enterprise. The sales price was $2.1 million, consisting of cash and royalty receivables, and an after-tax loss of $188,000 was recorded in 1999. In 2000, the collection of the receivable became doubtful and was fully reserved, resulting in an additional after-tax loss of $613,000. BNAC's revenues were $2,262,000 in 1999 (prior to the sale); operating expenses were $2,460,000 in 1999.

      During 1999,  the Company  purchased  subscriber  lists from other publishers. The total cost was $3,085,000, consisting of $2,526,000 in cash and the balance in assumed liabilities. The cost was assigned to subscription lists.




(3)         RECOGNITION OF REVENUES AND SELLING EXPENSES

      Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms, which are primarily one year. The deferred revenues, which consist almost entirely of deferred subscription revenues, are classified on the balance sheet as a current liability; however, the cost to fulfill the Company's subscription obligation will be substantially less than the liability amount shown. Software revenues are recognized at the time of shipment, net of a reserve for returns. Advertising expenses were $10,275,000 in 2001, $8,423,000 in 2000 and $11,963,000 in 1999.

      Prior to 2000, the Company deferred all subscription-related field-selling expenses. Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements; which permits the deferral of only direct and incremental expenses (sales commissions) when related revenues are deferred. The cumulative effect of this change in accounting was to write off $12,276,000 in previously deferred selling expenses, resulting in a non-cash expense of $7,470,000 after taxes.



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

      Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                 2001        2000       1999
                                               ---------   ---------  ---------
 Service cost benefits earned during the year   $ 4,863    $  4,472    $ 4,689
 Interest cost                                    7,642       7,183      6,514
 Expected return on plan assets during the year (7,409) (7,436) (7,058) Recognized net actuarial gain and amortization
  of transition assets and prior service costs     (454)     (1,042)      (164)
                                               ---------   ---------  ---------
         Net pension expense                    $ 4,642    $  3,177   $  3,981
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

      Other postretirement benefits expense is recorded in accordance with financial reporting standards which require that the present value of these benefits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                  2001        2000      1999
                                               ---------   ---------  --------
 Service cost benefits earned during the year   $ 1,989    $  1,911   $  2,004
 Interest cost                                    3,611       3,477      2,889
 Expected return on plan assets during the year  (1,489)     (1,053)      (539)
 Recognized net actuarial gain                     (649)       (775)      (734)
 Amortization of prior service cost                 (54)        (54)       (55)
                                               ----------  ---------- --------
         Other postretirement benefits expense  $ 3,408    $  3,506   $  3,565
                                               ==========  ========== ========

                                                             (Continued)

      The following table sets forth the changes in benefits obligations and assets, the funded status of the plans, and the liabilities recognized in the Company's Consolidated Balance Sheets as of December 31 (in thousands of dollars, except percentages):

                                                                 Other
                                      Pension Benefits      Postretirement
                                                               Benefits
                                    --------------------- --------------------
                                       2001       2000       2001      2000
                                    ---------- ---------- ---------- ---------
   Change in benefit obligation:
   Benefit obligation--January 1    $ 101,455  $  88,768  $  50,872  $  43,872
   Service cost                         4,863      4,472      1,989      1,911
   Interest cost                        7,642      7,183      3,611      3,477
   Actuarial (gain) loss                5,889      7,739     (1,667)     3,221
   Benefits paid                       (5,083)    (6,707)    (1,759)    (1,609)
                                    ---------- ---------- ---------- ---------
   Benefit obligation--December 31    114,766    101,455     53,046     50,872
                                    ---------- ---------- ---------- ---------
   Change in plan assets:
   Fair value of plan assets-Jan.1     89,430     89,384     17,520     12,414
   Actual return on plan assets        (1,680)     6,610       (557)       106
   Employer contribution                4,000        ---      2,000      5,000
   Benefits paid                       (4,919)    (6,564)       ---        ---
                                    ---------- ---------- ---------- ---------
   Fair value of plan assets--Dec.31   86,831     89,430     18,963     17,520
                                    ---------- ---------- ---------- ---------
   Projected benefit obligation in
    excess of plan assets              27,935     12,025     34,083     33,352
   Unrecognized transition asset          376        751        ---        ---
   Unrecognized net gain (loss)        (1,889)    13,233     10,779     11,861
   Unrecognized prior service cost         69          4        287        292
                                    ---------- ---------- ---------- ---------
   Accrued liability                   26,491     26,013     45,149     45,505
     Less current portion               4,165        164      1,741      1,597
                                    ---------- ---------- ---------- ---------
   Long-term portion                $  22,326  $  25,849  $  43,408  $  43,908
                                    ========== ========== ========== =========

   Assumed discount rate                 7.0%      7.25%       7.0%     7.25%
   Assumed rate of compensation
    increase                             5.0%       5.0%       ---       ---
   Expected long term rate of
    return on assets                     8.5%       8.5%       8.5%      8.5%

      Plan assets include cash equivalents, equity securities, and fixed income securities. The benefit obligations as of December 31, 2001 have been calculated by an independent actuary.

                                                             (Continued)

      The Company's funding practice with respect to pension benefits is to contribute amounts which, at a minimum, satisfy ERISA requirements. The Company contributed $4,000,000 in 2001 and, due to Internal Revenue Service funding limitations, none in 2000 or 1999. The Company's policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust.

      The December 31, 2001 postretirement benefit obligation was determined using an assumed health care cost trend rate of 4.5 percent in 2002 and each year thereafter over the projected payout period of the benefits. A one percent increase in the assumed health care cost trend rate for each year would increase the year-end postretirement benefit obligation by $9.1 million and the 2001 postretirement benefit expense by $1.1 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $7.3 million and the postretirement benefit expense by $.9 million.

      In addition, some acquired subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiary companies. Pension expense for these plans was $1,467,000 in 2001, $1,282,000 in 2000, and $1,126,000 in 1999.


 (5)  INVESTMENTS AND INVESTMENT INCOME

      Cash and investments were as follows (in thousands of dollars):

                                                        December 31,
                                                  --------------------------

                                                     2001           2000
                                                  -----------    -----------

        Cash and cash equivalents                 $   23,972     $    16,190
        Short-term investments                         7,288           3,971
        Marketable securities                        116,656         132,098
                                                  -----------    -----------

        Total                                     $  147,916     $   152,259
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

                                                             (Continued)

      Investment income consisted of the following (in thousands of dollars):

                                              2001        2000        1999
                                            ---------   ---------   ----------
        Interest income                     $   6,066   $   7,592   $   6,561
        Dividend income                           765         822       1,458
        Net gain on sales of securities         1,711         913       1,497
                                            ---------   ---------   ----------
        Total                               $   8,542   $   9,327   $   9,516
                                            =========   =========   ==========

      Proceeds from the sales and maturities of securities were $162,655,000, $102,403,000, and $57,142,000 in 2001, 2000, and
      1999, respectively. Gross realized gains and (losses) from these sales were $1,909,000 and $(198,000) in 2001, $1,043,000 and
      $(130,000) in 2000,  and  $1,587,000  and  $(90,000) in 1999.  The
      specific identification method is used in computing realized gains and losses.

      The   Company's   investment    securities   are   classified   as
      available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                                Gross      Gross
                                  Amortized   Unrealized Unrealized    Fair
        December 31, 2001           Cost        Gains     Losses      Value
                                  ----------  ---------- ---------- -----------

        Equity securities         $   11,238  $     ---  $     (697)  $ 10,541
        Municipal bonds              100,273      1,248      (1,753)    99,768
        Corporate debt                13,538        127         (30)    13,635
                                  ----------  ---------- ---------- -----------
        Total                     $  125,049  $   1,375  $   (2,480)  $123,944
                                  ==========  ========== ========== ===========

        December 31, 2000

        Equity securities         $   13,131  $     232  $     (804)  $ 12,559
        Municipal bonds              117,565      1,562      (1,529)   117,598
        Corporate debt                 5,856         91         (35)     5,912
                                  ----------  ---------- ---------- -----------
        Total                     $  136,552  $   1,885  $   (2,368)  $136,069
                                  ==========  ========== ========== ===========


                                                             (Continued)

      Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 2001 were as follows (in thousands of dollars):

                                                  Amortized         Fair
                                                     Cost          Value
                                                  -----------    -----------

        Within one year                           $    7,159     $     7,288
        One through five years                        57,852          58,255
        Five through ten years                        19,744          19,457
        Over ten years                                29,056          28,403
                                                  -----------    -----------
        Total                                     $  113,811     $   113,403
                                                  ===========    ===========


(6)         OTHER INCOME (EXPENSE)

      Other  income   (expense)  was  comprised  of  the  following  (in
      thousands of dollars):

                                               2001        2000        1999
                                            ---------   ----------  ----------
        Gain on sales of publishing assets  $   4,430   $      16   $     569
        Loss on sale of BNAC                      ---      (1,035)       (283)
        Loss on disposals of property
           and equipment                           (9)       (181)       (174)
                                            ---------   ----------  ----------
        Total                               $   4,421   $  (1,200)  $     112
                                            =========   ==========  ==========

(7)         GOODWILL

      Goodwill represents the cost of acquired assets in excess of their fair value at the respective dates of their acquisitions, net of accumulated amortization of $10,653,000 in 2001 and $7,086,000 in 2000.

      Goodwill acquired before mandatory amortization rules, in the amount of $634,000, has not been amortized because, in management's opinion, it has continuing value. Other goodwill has been amortized on a straight-line basis, over periods not exceeding forty years. Amortization expense was $3,567,000 for 2001, $1,093,000 for 2000, and $902,000 for 1999.

      The recoverability of goodwill has been evaluated periodically to determine if an impairment has occurred. The Company measured the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its book value, and recorded impairments when appropriate. If any impairment had occurred, goodwill would have been written down to its fair value.

      During 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company will adopt SFAS 142 effective January 1, 2002, and the initial impairment test will be completed during the second quarter of 2002.
                                                             (Continued)

(8)         INCOME TAXES

      The total income tax expense (benefit) was allocated as follows (in thousands of dollars):

                                            2001         2000          1999
                                          ----------  -----------   -----------
     Income Statement Provision for       $   8,177   $  11,353     $  10,898
     Income Taxes
     Stockholders' Equity--Change in:
       Unrealized gain (loss) on
        marketable securities                  (217)      1,339        (3,167)
       Foreign currency translation
        adjustment                                5          18             8
                                          ----------  -----------   -----------
     Total                                $   7,965   $  12,710     $   7,739
                                          ==========  ==========    ===========

      The provision for income taxes consisted of the following (in thousands of dollars):

                                              2001        2000        1999
                                            ---------   ---------   ----------
        Taxes currently payable:
           Federal                          $   5,746   $   9,924   $   8,352
           State and local                      3,697       1,456         850
                                            ---------   ---------   ----------
                                                9,443      11,380       9,202
                                            ---------   ---------   ----------
        Deferred tax provision:
           Federal                               (666)         93       1,017
           State and local                       (600)       (120)        679
                                            ---------   ---------   ----------
                                               (1,266)        (27)      1,696
                                            ---------   ---------   ----------
        Total                               $   8,177   $  11,353   $  10,898
                                            =========   =========   ==========

      State and local income tax expense includes $1.5 million for a disputed audit assessment. Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                               Percent of Pretax Income
                                            --------------------------------
                                              2001        2000        1999
                                            --------    --------    --------
        Federal statutory rate                35.0%       35.0%       35.0%
        State and local income taxes, net
         of federal income tax benefit         9.4         2.5         3.1
        Goodwill amortization and other
          nondeductible expenses               3.7         1.7         2.1
        Tax exempt interest exclusion         (8.2)       (5.7)       (5.0)
        Dividends received exclusion          (0.8)       (0.6)       (1.0)
        Federal tax credit                    (1.0)        ---         ---
                                            --------    --------    --------
        Total                                 38.1%       32.9%       34.2%
                                            ========    ========    ========

                                                             (Continued)

      Deferred tax assets and liabilities are the future tax effects of temporary differences between assets and liabilities as reported in the financial statements and as reported on tax returns. They are estimated by using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date. The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were as follows (in thousands of dollars):

                                                         December 31,
                                                  --------------------------
                                                     2001            2000
                                                  -----------    -----------
   Deferred tax assets:
     Other postretirement benefits                 $   18,214     $   18,243
     Pension expense                                   10,806         10,624
     Inventories                                        2,179          2,041
     Annual leave                                       2,055          1,828
     Amortization of acquired intangible assets         1,133            371
     Tax loss carryforwards                               703            453
     Depreciation                                         203            (65)
     Others                                             2,597          2,282
                                                  -----------    -----------
   Total deferred tax assets                           37,890         35,777
                                                  -----------    -----------
   Deferred tax liabilities:
     Capitalized software                              (4,677)        (3,208)
     Deferred selling expenses                         (2,498)        (3,246)
     Others                                            (1,127)        (1,346)
                                                  -----------    -----------
   Total deferred tax liabilities                      (8,302)        (7,800)
                                                  -----------    -----------
   Net deferred tax assets                         $   29,588     $   27,977
                                                  ===========    ===========

      The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, based on expected future earnings and available tax planning strategies, it is more likely than not that the recorded deferred tax assets will be fully realized and no valuation allowance is necessary. To the extent not utilized, the tax loss carryforwards expire in 2005 through 2021.


(9)         OTHER BALANCE SHEET INFORMATION

      Certain   year-end   balances   consisted  of  the  following  (in
      thousands of dollars):

                                                     2001           2000
                                                  -----------    -----------
        Receivables:
           Customers                              $   42,122     $    46,405
           Others                                      5,172           4,609
           Allowance for doubtful accounts            (2,197)         (2,029)
                                                  -----------    -----------
        Total                                     $   45,097     $    48,985
                                                  ===========    ===========

                                                             (Continued)

                                                     2001           2000
                                                  -----------    -----------
        Inventories:
           Materials and supplies                 $    2,204     $     3,103
           Work in process                               358             196
           Finished goods                              1,164           1,243
                                                  -----------    -----------
        Total                                     $    3,726     $     4,542
                                                  ===========    ===========

      Inventories are valued at the lower of cost (principally average cost method) or market.

                                                     2001           2000
                                                  -----------    -----------
        Property and Equipment, at cost:
           Land                                   $    4,250     $     4,250
           Buildings and improvements                 50,922          49,962
           Furniture and equipment                    52,017          55,297
           Accumulated depreciation                  (70,724)        (72,383)
                                                  -----------    -----------
        Total                                     $   36,465     $    37,126
                                                  ===========    ===========

      The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements, and three to 10 years for furniture and equipment. Depreciation expense was $5,227,000 in 2001, $6,450,000 in 2000, and $7,114,000 in 1999. Expenditures for
      maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                                     2001           2000
                                                  -----------    -----------
        Intangible and other assets:
           Amortizable assets--
             Software                             $   14,271     $     9,952
             Customer lists                           10,526           9,158
             Copyrights                                8,087           9,002
             Others                                    4,323           2,040
                                                  -----------    -----------
                                                      37,207          30,152
        Other receivables                                134             113
                                                  -----------    -----------
        Total                                     $   37,341     $    30,265
                                                  ===========    ===========

                                                             (Continued)

      Amortizable assets are expensed evenly over their respective estimated lives, ranging from three to 10 years. Amortization expenses for these assets were $6,000,000 in 2001, $3,586,000 in 2000, and $2,621,000 in 1999. Accumulated amortization for these amortizable assets was $11,418,000 in 2001 and $9,230,000 in 2000.

                                                     2001           2000
                                                  -----------    -----------
        Payables and accrued liabilities:
           Accounts payable                       $   19,699     $    20,483
           Employee compensation and benefits         17,851          15,521
           Postretirement benefits, current
             portion                                   5,906           1,761
           Income taxes                                1,265            (165)
                                                  -----------    -----------
        Total                                     $   44,721     $    37,600
                                                  ===========    ===========


(10)  LONG-TERM DEBT

      Long-term  debt  consisted  of  the  following  (in  thousands  of dollars):
                                                        December 31,
                                                  --------------------------
                                                     2001           2000
                                                  -----------    -----------
    Note payable, unsecured, variable interest
     (LIBOR plus.2%; 4.6% for 2001,               $   14,000     $    14,000
      6.76% for 2000),due 2003-2004
    Notes payable, unsecured, 8.15%, due
      2005-2010                                       45,000          45,000
    Notes payable, unsecured, 6.99%, due
      2007-2011                                       25,000             ---
                                                  -----------    -----------
        Total                                     $   84,000     $    59,000
                                                  ===========    ===========

      Maturities of long-term debt are as follows: 2003 and 2004, $7,000,000 each; 2005 and 2006, $7,500,000 each; 2007 through
      2010,  $10,500,000  each; 2011,  $13,000,000.  The current rate of the variable bank note, effective through February 4, 2002, is 2.41%. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of long-term debt was $88,000,000 in 2001 and $59,000,000 in
      2000.

      The Company also has a $5 million loan facility and a $1.5 million unsecured line of credit, of which $.5 million is being used to secure a letter of credit.

(11)  COMMITMENTS AND CONTINGENCIES

      The Company has non-cancelable operating leases for office space, equipment and vehicles. Total rent expense was $7,981,000 in 2001, $6,468,000 in 2000, and $6,222,000 in 1999.


                                                             (Continued)

      As of December 31, 2001, future minimum lease payments under non-cancelable operating leases were as follows: 2002 --
      $7,713,000;   2003 --  $6,825,000;   2004 --  $6,069,000;  2005 --
      $5,530,000; 2006 -- $4,813,000; thereafter -- $2,812,000.

      The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

 (12) STOCKHOLDERS' EQUITY

      In April 2001, the stockholders approved an increase in authorized shares of common stock and approved a five-for-one stock split. All per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

      Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 2001, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively.
      As of December 31, 2000, authorized shares of Class A, Class B, and Class C were 6,700,000, 5,300,000, and 1,000,000 respectively.

      Treasury share  transactions,  adjusted for the stock split,  were as follows:
                                                 Treasury Stock Shares
                                           ----------------------------------
                                            Class A     Class B     Class C
                                           ----------   ---------   ---------
       Balance, January 1, 1999            14,848,280   2,536,880   1,035,385
       Sales to employees                    (877,735)       ---         ---
       Repurchases                            400,345   1,288,940     23,940
       Conversions of Class A to Class B
        and Class C                           656,520   (642,140)    (14,380)
                                           ----------------------------------
       Balance, December 31, 1999          15,027,410   3,183,680   1,044,945

       Sales to employees                    (755,920)       ---         ---
       Repurchases                            313,300   1,947,500      23,350
       Conversions of Class A to Class B    1,568,285  (1,568,285)       ---
                                           ----------------------------------
       Balance, December 31, 2000          16,133,075   3,562,895   1,068,295

       Retirement of Class A shares        (2,394,320)       ---         ---
       Sales to employees                    (799,997)       ---         ---
       Repurchases                            267,784   1,809,143      27,315
       Conversions of Class A to Class B    1,159,000  (1,159,000)       ---
                                           ----------------------------------
       Balance, December 31, 2001          14,365,542   4,213,038   1,095,610
                                           ==================================

                                                             (Continued)

      The Company's commitment to employee ownership is supported by its policy to repurchase all stock tendered by stockholders that is in excess of employee stock plan purchases. As of December 31, 2001, capital stock with a current market value of $23.1 million and $14.4 million are known or expected to be tendered in 2002 and 2003, respectively. The actual amount repurchased will likely be higher.

      Earnings per share have been computed based on the weighted average of all outstanding shares of stock which, adjusted for the stock split, were 38,078,978 in 2001, 39,564,405 in 2000, and
      40,794,080 in 1999.

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

      Elements of other comprehensive income are shown below (in thousands of dollars):

                                              2001        2000        1999
                                           ----------  ----------  ----------
    Holding gains (losses) on securities
      arising during the year              $   1,089   $   4,740   $  (7,553)
    Less net gains included in net income      1,711         913       1,497
                                           ----------  ----------  ----------
    Changes in unrealized gains (losses)        (622)      3,827      (9,050)
    Less income taxes                           (217)      1,339      (3,167)
                                           ----------  ----------  ----------
    Net unrealized gains(losses)                (405)      2,488      (5,883)
                                           ----------  ----------  ----------
    Currency translation gains                    15          50          23
    Less income taxes                              5          18           8
                                           ----------  ----------  ----------
    Net currency translation gains                10          32          15
                                           ----------  ----------  ----------
    Other comprehensive income             $    (395)  $   2,520   $  (5,868)
                                           ==========  ==========  ==========


                                                             (Continued)

(14)  SEGMENTS AND RELATED INFORMATION

      Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics.

      The Company has three primary operating segments, Publishing, Printing, and Software. Publishing operations consist primarily of the creation, production and marketing of legal and regulatory and general business advisory information, in print and electronic formats. Publishing aggregates the operations of the Parent with Tax Management Inc. (excluding its BNA Software division), and also includes the Parent's other publishing subsidiary companies. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.

      Printing includes the operations of The McArdle Printing Co., Inc. Software combines the operations of BNA Software and STF
      Services Corporation. The All Other segment includes the operations, prior to its sale in 1999, of BNA Communications Inc., a media-based training enterprise.

      Intersegment revenues approximate current market prices. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have 10 percent or more of its assets in foreign locations.

      Operating segment information is presented below:


   Year Ended December 31, 2001    Publishing  Printing  Software   Total
   ----------------------------    ----------  --------  --------  --------
   Revenues from external
    customers                      $  266,193  $ 20,799  $ 18,973  $305,965
   Intersegment revenues                 ---     14,882       912    15,794
   Operating profit                    14,896       174      (594)   14,476
   Interest expense                     5,910       170        56     6,136
   Identifiable assets                335,143    17,077    37,663   389,883
   Depreciation and amortization       10,571       979     3,244    14,794
   Capital expenditures                 6,399       478    29,222    36,099


                                                             (Continued)

   Year Ended December 31, 2000    Publishing  Printing  Software   Total
   ----------------------------    ----------  --------  --------  --------
   Revenues from external
    customers                      $  258,483  $ 24,258  $ 14,658  $297,399
   Intersegment revenues                 ---     15,995      ---     15,995
   Operating profit                    21,357     2,594     4,083    28,034
   Interest expense                     1,635       268      ---      1,903
   Identifiable assets                353,335    18,059     2,564   373,958
   Depreciation and amortization       10,037     1,092      ---     11,129
   Capital expenditures                55,037       513     1,935    57,485


                                                               All
Year Ended December 31, 1999 Publishing  Printing  Software   Other     Total
---------------------------- ----------  --------  --------  -------  ---------
Revenues from external
 customers                   $ 246,835   $21,003   $13,859   $ 2,262   $283,959
Intersegment revenues             ---     16,373      ---       ---      16,373
Operating profit (loss)         18,796     2,251     2,457      (198)    23,306
Interest expense                 1,026       353      ---         29      1,408
Identifiable assets            307,296    19,077       650       ---    327,023
Depreciation and amortization    9,417     1,060      ---        160     10,637
Capital expenditures            12,186       568        2        129     12,885

      Reconciliation of items differing from consolidated totals are shown below:

                                              2001       2000       1999
                                           ---------  ----------  ---------
     Total interest expense for
       reportable segments                 $  6,136   $   1,903   $   1,408
     Elimination of intersegment
       interest expense                        (136)       (249)       (382)
                                           ---------  ----------  ---------
       Consolidated interest expense       $  6,000   $   1,654   $   1,026
                                           ---------  ----------  ---------

     Total assets for reportable segments  $389,883   $ 373,958   $ 327,023
     Elimination of intersegment assets      (2,345)     (2,958)     (4,295)
                                           ---------  ----------  ---------
       Consolidated assets                 $387,538   $ 371,000   $ 322,728
                                           =========  ==========  =========

         SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     THE BUREAU OF NATIONAL AFFAIRS, INC.
                YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            (In Thousands of Dollars)

--------------------------------------------------------------------------------
                               Column A   Column B  Column C  Column D  Column E
--------------------------------------------------------------------------------
                                               Additions
                                          -------------------
                                              (1)      (2)
                                          -------------------

                                Balance   Charged    Charged             Balance
                                   at     to Costs  to Other                at
                               Beginning    and     Accounts- Deductions- End of
           Description         of Period  Expenses  Describe  Describe    Period
--------------------------------------------------------------------------------

VALUATION ACCOUNTS DEDUCTED
  FROM ASSETS TO WHICH THEY APPLY:
-----------------------------------
Allowance for Doubtful Accounts
 Receivable:
  Year ended December 31, 2001    $2,029   $2,255   $186(a,b) $2,273(c)  $2,197
  Year ended December 31, 2000     1,451    1,127     26(a,b)    575(c)   2,029
  Year ended December 31, 1999     1,714      738   (146)(a)     855(c)   1,451

Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.

(b)     Includes $65 acquired with Kennedy Information, Inc.

(c)     Net accounts written off.

                                     PART II

Item 9.     Changes in and Disagreements with Accountants on Accounting
            -----------------------------------------------------------
            and Financial Disclosure
            ----------------

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years ended December 31, 2001 or through the date of this Form 10K.


                                    PART III

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2001. Such information is incorporated herein by reference.


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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Report on Form 8-K
            ---------------------------------------------------------------
The following documents are filed as part of this report.

(a)(1)      Financial Statements:                                      Page
            ---------------------------------------                    ----
            Report of Independent Auditors                              24

            Consolidated Balance Sheets as of December 31,
              2001 and 2000.                                            25
            Consolidated Statements of Income, Consolidated             27
              Statements of Cash Flows, and Consolidated
              Statements of Changes in Stockholders' Equity
              for each of the years ended December 31, 2001,
              2000, and 1999
            Notes to Consolidated Financial Statements                  31


   (2)      Financial Statement Schedule:
            ----------------------------
            Report of Independent Auditors as to the
              financial statement schedule                              24

      V     Valuation and Qualifying Accounts and Reserves              46

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)      Exhibits:
            --------
       3.1  Certificate of Incorporation, as amended*

       3.2  By laws, as amended*

      11 Statement re: Computation of Per Share Earnings is contained in the 2001 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page 42 of this Form 10-K.

      22    Subsidiaries of the Registrant.*

      28.1 Proxy Statement for the Annual Meeting of security holders to be held on April 19, 2002**

      28.2 Annual Report on Form 11-K related to the BNA 401(k) Plan for the fiscal year ended December 31, 2001.*

      *     Filed herewith.

      ** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2001.

            Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)         Reports on Form 8-K:
            -------------------
            None.

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


By:s/Paul N. Wojcik                          By: s/George J. Korphage
---------------------------                  ---------------------------
Paul N. Wojcik,                              George J. Korphage, Vice President
President and Chief Executive Officer        and Chief Financial Officer
Director                                     (Chief Accounting Officer)
                                             Director

Date:  3/7/2002                              Date:  3/7/2002
---------------------------                  -----------------------------


By:s/Wm A. Beltz    3/7/02                   By:s/David P. McFarland  3/7/02
---------------------------                  -------------------------------
William A. Beltz       Date                  David P. McFarland      Date
Chairman of the Board of Directors           Director


By:s/Cynthia J. Bolbach 3/7/02               By:s/Gregory C. McCaffery 3/7/02
------------------------------               --------------------------------
Cynthia J. Bolbach     Date                  Gregory C. McCaffery    Date
Director                                     Director


By:s/Eunice Bumgardner 3/7/02                By:s/Jonathan Newcomb   3/7/02
-----------------------------                ------------------------------
Eunice Lin Bumgardner  Date                  Jonathan Newcomb         Date
Director                                     Director


By:s/Richard Cornfield 3/7/02                By:s/Frederick Schenk  3/7/02
-----------------------------                -----------------------------
Richard H.Cornfield    Date                  Frederick A. Schenck     Date
Director                                     Director


By:s/David Foster    3/7/02                  By:s/Daniel Toohey     3/7/02
---------------------------                  -----------------------------
David L. Foster        Date                  Daniel W. Toohey         Date
Director                                     Director


By:s/Sandra Degler   3/7/02                  By:s/Robert Velte      3/7/02
---------------------------                  -----------------------------
Sandra C. Degler       Date                  Robert L. Velte          Date
Director                                     Director

By:s/John E. Jenc    3/7/02
---------------------------
John E. Jenc           Date
Director

                                  EXHIBIT INDEX

                                                                Sequential Page
Number            Exhibit Description                                 Number
------            ------------------------------------------------------------

 3.1              Certificate of Incorporation, as amended               52

 3.2              By laws, as amended                                    65

11                Statement re: Computation of Per Share Earnings
                   is contained in the 2001 Consolidated Financial Statements in the Notes to Consolidated Financial
                   Statements, Note 12, "Stockholders' Equity,"          42

21                Subsidiaries of the Registrant                         79

99.1              Proxy Statement for the Annual Meeting of
                   Stockholders to be held on April 19, 2002             **

99.2              Annual Report on Form 11-K related to the
                   BNA 401(k) Plan for the fiscal year ended
                   December 31, 2001 (incorporated by reference
                   into the Form 10-K).                                  80


              **  The Definitive Proxy Statement is expected to be filed with the SEC within 120 days of December 31, 2001.