Form 10-Q
period 2002-03-23
BUREAU OF NATIONAL AFFAIRS INC
filed 2002-05-03
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended March 23, 2002
                     -------------------------
or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934
For the transition period_______________________to____________________________

Commission File Number:________2-28286________________________________________

                       The Bureau of National Affairs,Inc.
------------------------------------------------------------------------------
Exact name of registrant as specified in its charter

            Delaware                                          53-0040540
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

1231 25th St., N.W. Washington, D.C.                            20037
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(202)452-4200
------------------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 23, 2002 was 15,614,605 Class A common shares, 19,550,260 Class B common shares, and 1,415,150 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 23, 2002 and MARCH 24, 2001
                                   (Unaudited)
                (In thousands of dollars, except per share amounts)


                                                    12 Weeks Ended
                                            --------------------------------
                                            March 23, 2002    March 24, 2001
                                            --------------    --------------
 OPERATING REVENUES                           $  66,956         $  65,925
                                            --------------    --------------
 OPERATING EXPENSES:
  Editorial, production, and distribution        36,853            36,486
  Selling                                        12,153            14,167
  General and administrative                     11,903            11,595
  Profit sharing                                    439               445
                                            --------------    --------------
                                                 61,348            62,693
                                            --------------    --------------
 OPERATING PROFIT                                 5,608             3,232
                                            --------------    --------------
 NON-OPERATING INCOME:
  Investment income                               2,043             2,381
  Interest expense                               (1,436)           (1,111)
  Other income (expense)                             (1)              316
                                            --------------    --------------
 TOTAL NON-OPERATING INCOME                         606             1,586
                                            --------------    --------------
 INCOME BEFORE PROVISION FOR TAXES                6,214             4,818
  PROVISION FOR INCOME TAXES                      2,083             1,379
                                            --------------    --------------
 NET INCOME                                       4,131             3,439

 OTHER COMPREHENSIVE INCOME (LOSS)                 (482)              367
                                           --------------    --------------
 COMPREHENSIVE INCOME                         $   3,649         $   3,806
                                           ==============    ==============
 EARNINGS PER SHARE                           $     .11         $     .09
                                           ==============    ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING         36,787,098        38,778,120
                                           ==============    ==============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 23, 2002 AND DECEMBER 31, 2001
                            (In thousands of dollars)


                                              March 23,
                                                2002           December 31,
      ASSETS                                 (Unaudited)           2001
------------------------------             ---------------   ---------------
 CURRENT ASSETS:
  Cash and cash equivalents                   $  60,972         $  23,972
  Short-term investments, at fair value           9,192             7,288
  Receivables (net of allowance for
   doubtful accounts of $1,612 in 2002
   and $2,197 in 2001)                           32,614            45,097
  Inventories, at lower of average
   cost or market                                 3,726             3,726
  Prepaid expenses                                3,517             4,440
  Deferred selling expenses                       6,202             6,265
  Deferred income taxes                           5,980             5,951
                                           ---------------   ---------------
  Total current assets                          122,203            96,739
                                           ---------------   ---------------
 MARKETABLE SECURITIES                           80,447           116,656
                                           ---------------   ---------------
 PROPERTY AND EQUIPMENT - at cost:
  Land                                            4,250             4,250
  Building and improvements                      50,922            50,922
  Furniture, fixtures and equipment              52,284            52,017
                                           ---------------   ---------------
                                                107,456           107,189
  Less-Accumulated depreciation                  71,726            70,724
                                           ---------------   ---------------
  Net property and equipment                     35,730            36,465
                                           ---------------   ---------------
 DEFERRED INCOME TAXES                           24,121            23,637
                                           ---------------   ---------------
 GOODWILL                                        77,854            76,700
                                           ---------------   ---------------
 INTANGIBLE ASSETS                               35,326            37,208
                                           ---------------   ---------------
 OTHER ASSETS                                       142              133
                                           ---------------   ---------------
 Total assets                                 $ 375,823         $ 387,538
                                           ===============   ===============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 23, 2002 AND DECEMBER 31, 2001
                            (In thousands of dollars)

                                               March 23,
                                                 2002           December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)          2001
----------------------------------------    ---------------   ---------------
 CURRENT LIABILITIES:
  Accounts payable                            $  15,509         $  19,699
  Employee compensation and
   benefits payable                              20,469            23,757
  Income taxes payable                            3,202             1,265
  Deferred subscription revenue                 129,623           132,378
  Dividends payable                               5,487                --
                                            ---------------   ---------------
  Total current liabilities                     174,290           177,099

 LONG -TERM DEBT                                 84,000            84,000

 POSTRETIREMENT BENEFITS,
  less current portion                           67,464            65,734

 OTHER LIABILITIES                                5,926             5,829
                                            ---------------   ---------------
 Total liabilities                              331,680           332,662
                                            ---------------   ---------------

 STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
  Class A - Voting; Authorized 30,000,000
   shares; issued 30,000,000 shares              30,000            30,000
  Class B - Nonvoting; authorized 30,000,000
   shares; issued 24,634,865 shares              24,635            24,635
  Class C - Nonvoting; authorized 5,000,000
   shares; issued 2,531,680 shares                2,532             2,532
  Additional paid-in capital                      2,001             1,249
  Retained earnings                              85,017            86,373
  Treasury stock at cost 20,586,530 shares
   in 2002 and 19,674,190 in 2001               (98,828)          (89,181)
  Elements of comprehensive income:
   Net unrealized (loss)
    on marketable securities                     (1,213)             (719)
   Foreign currency translation adjustment           (1)              (13)
                                            ---------------   ---------------
 Total stockholders' equity                      44,143            54,876
                                            ---------------   ---------------
 Total liabilities and stockholders'
  equity                                      $ 375,823         $ 387,538
                                            ===============   ===============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 23, 2002 and MARCH 24, 2001
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                      12 Weeks Ended
                                             --------------------------------
                                             March 23, 2002    March 24, 2001
                                             --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  4,131          $  3,439
 Items with different cash requirements
  than reflected in net income--
  Depreciation and amortization                     3,066             2,951
 (Gain) on sales of securities                       (811)             (611)
  Others                                             (456)             (629)
 Changes in operating assets and liabilities--
  Receivables                                      13,068            14,028
  Deferred subscription revenue                    (2,755)           (3,063)
  Payables and accrued liabilities                 (6,583)           (4,999)
  Postretirement benefits                           1,869             1,124
  Deferred income taxes                              (261)             (422)
  Deferred selling expenses                            63               434
  Inventories                                          --              (536)
  Other assets and liabilities--net                 1,038             1,023
                                              --------------    --------------
 Net cash provided from operating activities       12,369            12,739
                                              --------------    --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures--
  Capitalized software                               (411)             (787)
  Purchase of equipment and furnishings              (454)             (822)
  Proceeds from sale of publication                    --               124
                                              --------------    --------------
 Net cash used for capital expenditures              (865)           (1,485)
                                              --------------    --------------

 Securities investments--
  Proceeds from sales and maturities                37,936            43,533
  Purchases                                         (3,708)          (36,860)
                                              --------------    --------------
 Net cash provided from securities investments      34,228             6,673
                                              --------------    --------------
 Net cash provided from investing activities        33,363             5,188
                                              --------------    --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                 1,151             1,910
  Purchases of treasury stock                       (9,883)           (1,308)
                                              --------------    --------------
 Net cash provided from financing activities        (8,732)              602
                                              --------------    --------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS          37,000            18,529

 CASH AND CASH EQUIVALENTS,
  beginning of period                               23,972            16,190
                                              --------------    --------------
 CASH AND CASH EQUIVALENTS, end of period         $ 60,972          $ 34,719
                                              ==============    ==============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                   $  1,496          $  1,187
  Income taxes paid                                    531               281

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 23, 2002
                                   (UNAUDITED)

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

     Notes contained in the 2001 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 2001 Annual Report to security holders have been omitted. Certain prior year balances have been restated to conform to current year presentation.

     The reported amounts of some assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates and assumptions are used for measuring such items as postretirement benefits, deferred tax assets, the allowance for doubtful accounts, intangible assets, and goo dwill. Estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  Inventories

      Inventories consisted of the following (in thousands):

                                           March 23,           December
                                             2002              31, 2001
                                        --------------      -------------
             Materials and supplies      $     2,074         $    2,204
             Work in process                     338                358
             Finished goods                    1,314              1,164
                                        --------------      -------------
                 Totals                  $     3,726         $    3,726
                                        ==============      =============

NOTE 3:   Stockholders' Equity

     Treasury stock as of March 23, 2002 and December 31, 2001, respectively, consisted of: Class A, 14,385,395 and 14,365,542 shares; Class B, 5,084,605 and 4,213,038 shares; and Class C, 1,116,530 and 1,095,610 shares.

NOTE 4:   Segment Information

In thousands of dollars:
                                         12 Weeks Ended
                                        3/24/01     3/24/01
                                     ------------------------
Revenues from External Customers:
     Publishing                         $59,262     $60,363
     Printing                             3,697       4,479
     Software                             3,997       1,083
                                     ------------------------
          Total
                                        $66,956     $65,925
                                     ========================

Intersegment Printing Revenues          $ 3,285     $ 3,517
                                    ========================
Intersegment Software Revenues           $  895          --
                                    ========================

Operating Profit:
     Publishing                         $ 5,994     $ 4,358
     Printing                               (71)         18
     Software                              (315)     (1,144)
                                    ------------------------
          Total                        $  5,608     $ 3,232
                                    ========================

NOTE 5: Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting and financial reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. If goodwill amortization had not been recorded in the first quarter of 2001, then the first quarter 2001 adjusted net income and adjusted earnings per share would have been $3,780,000 and $0.10 per share, respectively.

     SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit might be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company will perform the initial step of the transitional impairment test by June 2002 and will complete the transitional impairment test as soon as practical. It is not yet known if there will be any impairment of our goodwill in connection with the initial transitional impairment test.

     Goodwill assigned to the operating segments is as follows: Publishing $54,438,000, Printing, $917,000; and Software, $22,499,000. Changes to goodwill since December 31, were to reclass $411,000 for assembled workforce from other intangibles to goodwill as required by SFAS No.142, to reclass and writeoff $20,000 for a subscription list purchased in 1965, and to record a $763,000 purchase price adjustment payable to the previous owners of STF.

      Intangible assets that continue to be subject to amortization as of March 23, 2002 were as follows (in thousands of dollars):

                                     Gross Carrying    Accumulated
                                         Amount       Amortization
                                     --------------------------------
     Software                               $ 19,724       $ (5,896)
     Copyrights                                9,145         (1,269)
     Customer Lists                           13,836         (3,822)
     Other                                     5,549         (1,951)
                                     --------------------------------
          Total                             $ 48,264      $ (12,938)
                                     ================================

     Amortization expense for the above assets was $1,881,000 and $1,369,000 in the first quarters of 2002 and 2001, respectively.


                                     PART I

Item 2.       Management's Discussion and Analysis of Results of
                  Operations and Financial Position

     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2001 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2001 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

RESULTS OF OPERATIONS

Twelve weeks 2002 compared to twelve weeks 2001
-----------------------------------------------
     Strong operating results from our most recent acquisition and cost control measures taken last year yielded higher consolidated revenues and profits in our first fiscal quarter. The economic slowdown, however, continues to negatively impact revenue growth.

     Consolidated revenues increased 1.6 percent to $66.9 million in the first quarter of 2002 while operating expenses were down 2.1 percent. As a result, the operating profit increased 73.5 percent. Net income was $4.1 million for the first quarter, a 20.1 percent increase from 2001. Earnings per share were up
22.2 percent, to $.11. A change in accounting rules effective in 2002 eliminated goodwill amortization expense. Without this change, the consolidated operating profit would have increased 53.0 percent, net income would have been up 9.3 percent, and earnings per share would have increased 11.1 percent.

     Publishing segment revenues were down 1.8 percent compared to the prior year's first quarter. Parent and Tax Management combined subscription and online revenues were down slightly due to continuing revenue declines in the environment, health & safety and the human resource product lines. Pike & Fischer, BNA International, and the Parent's Books division registered modest gains. However, revenue declines were recorded by Kennedy and IOMA, businesses that are particularly sensitive to the economy. Publishing operating expenses were down 4.9 percent due to cost reduction efforts and the change in goodwill accounting. Operating profit for the Publishing segment increased 37.5 percent for the first quarter; excluding the change in accounting, the publishing segment operating profit would have increased 25.1 percent.

     Printing segment total revenues were down 12.7 percent compared to 2001, reflecting a 17.5 percent decline in commercial sales and a 6.6 percent decrease in intersegment revenues. Sales to external customers were affected by the general economic slowdown, but especially by a reduced demand for financial printing caused by the subdued capital markets. Intersegment revenues are expected to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 11.6 percent, reflecting lower variable costs and workforce reductions. The operating loss was $71,000 in 2002 compared to an $18,000 profit achieved in last year's first quarter.

     Software segment results now combine the operations of STF Services Corporation, which was acquired in April 2001, with BNA Software. STF, which records most of its revenues and profits in the first and fourth quarters, added $2.8 million to consolidated revenues in the first quarter and $2.3 million to consolidated operating profit. BNA Software, which records the majority of its revenue and all of its profits in the second half of the year, incurred a $2.6 million operating loss in the first quarter of 2002 compared to a $1.1 million loss in the first quarter of 2001. BNA Software revenues increased 9.6 percent in 2002, reflecting continued strong growth; however, operating expenses increased substantially due to higher staffing costs for product development and support and to expenses related to a major new product. The total software segment had a $315,000 operating loss in 2002 compared to a $1.1 million loss in 2001.

     Investment income and net other income and expense fell $655,000 due to a decline in investment income and a gain in 2001 on the sale of a publication. Interest expense increased $325,000, mainly due to the financing costs of the STF acquisition. Other comprehensive income and expense reflected a small unrealized holding loss in 2002 compared to a small gain in 2001.

     Although the U.S. economy is reported to be improving, we have seen very little evidence of this in our businesses. Revenue growth generally continues to be difficult. In particular, our most economically sensitive businesses, McArdle, IOMA, and Kennedy, have incurred significant revenue declines in the first quarter. We believe income from operations will be higher for the current compared to the prior year. Ongoing operating costs have been reduced and we expect the economic recovery to eventually provide better revenue growth, although the timing and strength of the recovery are largely unknown.

     In addition, the elimination of goodwill amortization expense will improve profit comparisons. This accounting change also requires that goodwill and intangible assets be tested for impairment at least annually. The initial impairment test has not been completed; if a writedown expense is required, it will be recorded later this year, when known. Neither amortization nor any impairment writedown expense will affect BNA's cash flows from operations.

     In summary, we expect continued improved financial results this year partially from the accounting change but mostly from improved ongoing operations. We believe that BNA can and will continue to reward its stockholders over the long-term as it has done during its 55-year history.


FINANCIAL POSITION

     Cash provided from operating activities was $12.4 million in the first twelve weeks of 2002, slightly lower than the $12.7 million for the first twelve weeks of 2001. Customer receipts were down 0.8 percent and operating expenditures decreased 0.4 percent from 2001. Cash provided from investing activities was $33.4 million. Capital expenditures amounted to $0.8 million and cash provided from the investment portfolio totaled $34.2 million. During the quarter, sales of capital stock to employees totaled $1.1 million. Capital stock repurchases amounted to $9.9 million.

     With over $150 million in cash and investment portfolios and a $5 million loan facility, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

                                     PART II

Item 1  Legal Proceedings
------  -----------------
        There were no material legal proceedings during the first twelve weeks of 2002.

Item 2  Change in Securities
------  --------------------
        There were no changes in securities.

Item 3  Defaults upon Senior Securities
------  -------------------------------
        There were no defaults upon senior securities.

Item 4  Submission of Matters to a Vote of Securities Holders
------  ------------------------------------------------------

        The annual meeting for  stockholders  was held April 20, 2002. A
        proxy   statement   pursuant  to  Rule  14a  was  distributed  to  all
        tockholders in connection with this meeting.

        Results of the election of directors:


         Stockholder Candidates           Shares Voted              Votes
            Nominee                           For                  Withheld
        ---------------------------   ---------------------   -----------------
        William A. Beltz                    10,319,497                983,405
        Cynthia J. Bolbach                  10,164,266              1,138,636
        Eunice L. Bumgardner                 9,454,474              1,848,428
        Richard H. Cornfield                 9,407,163              1,895,739
        Sandra C. Degler                     9,796,316              1,506,586
        David L. Foster                     10,264,326              1,038,576
        John E. Jenc                         9,401,062              1,901,840
        George J. Korphage                  10,363,176                939,726
        Gregory C. McCaffery                 9,087,193              2,215,709
        David P. McFarland                  10,104,815              1,198,087
        Robert L. Velte                      9,740,037              1,562,865
        Paul N. Wojcik                       8,379,192              2,923,710

        Non-Stockholder Candidates         Shares Voted              Votes
             Nominee                           For                  Withheld
        ---------------------------   ---------------------   -----------------
        Jonathan Newcomb                    10,602,174                700,728
        Ellen Taus                          10,634,554                668,348
        Daniel W. Toohey                    10,380,542                922,360

Item 5  Other Information
------  -----------------
        No other information is presented herein.

Item 6  Exhibits and Reports on Form 8-K
------  -----------------
        No reports were filed on Form 8-K during the quarter ended March 23, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




  May 5, 2002                   s/Paul N. Wojcik
----------------               ----------------------------------
   Date                        Paul N. Wojcik
                               President and Chief Executive Officer




  May 5, 2002                   s/George J. Korphage
----------------               ---------------------------------
   Date                        George J. Korphage
                               Vice President and Chief Financial Officer