Form 10-Q
period 2002-06-15
BUREAU OF NATIONAL AFFAIRS INC
filed 2002-07-23
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended JUNE 15, 2002         or
                                 ----------------------------------------------
[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period ______________________to______________________________

Commission File Number:  2-28286
                       --------------------------------------------------------

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
-------------------------------------------------------------------------------
Exact name of registrant as specified in its charter

       DELAWARE                                            53-0040540
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)

1231 25TH ST., N.W. WASHINGTON, D.C.                          20037
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(202)452-4200
-------------------------------------------------------------------------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of June 15, 2002 was 15,471,521 Class A common shares, 18,125,066 Class B common shares, and 1,312,825 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 24-WEEKS ENDED JUNE 15, 2002 and JUNE 16, 2001
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                         24 Weeks Ended
                                                  ----------------------------
                                                  June 15, 2002  June 16, 2001
                                                  ------------   -------------
  OPERATING REVENUES                              $   138,557     $   135,903
                                                  ------------   -------------
  OPERATING EXPENSES:
  Editorial, production, and distribution              74,732          76,698
  Selling                                              25,126          30,611
  General and administrative                           24,994          23,319
  Profit sharing                                        1,180             784
                                                  ------------   -------------
                                                      126,032         131,412
                                                  ------------   -------------
  OPERATING PROFIT                                     12,525           4,491

  NON-OPERATING INCOME:
  Investment income                                     3,344           4,656
  Interest expense                                     (2,805)         (2,578)
  Other income, net                                        51             342
                                                  ------------   -------------
  TOTAL NON-OPERATING INCOME                              590           2,420
                                                  ------------   -------------
  INCOME BEFORE PROVISION FOR INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE              13,115           6,911
  PROVISION FOR INCOME TAXES                            4,518           1,836
                                                  ------------   -------------
  INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                          8,597           5,075
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE               (4,440)            ---
                                                  ------------   -------------
  NET INCOME                                            4,157           5,075
  OTHER COMPREHENSIVE EXPENSE                            (525)           (142)
                                                  ------------   -------------
  COMPREHENSIVE INCOME                            $     3,632     $     4,933
                                                  ============   =============

  EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                    $       .24     $       .13
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 (.12)            ---
                                                  ------------   -------------
  NET INCOME                                      $       .12     $       .13
                                                  ============   =============
  WEIGHTED AVERAGE SHARES OUTSTANDING              36,034,797      38,531,710
                                                  ============   =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 12-WEEKS ENDED JUNE 15, 2002 and JUNE 16, 2001
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                        12 Weeks Ended
                                                  ---------------------------
                                                  June 15, 2002  June 16, 2001
                                                  ------------   -------------
  OPERATING REVENUES                              $    71,601     $    69,978
                                                  ------------   -------------
  OPERATING EXPENSES:
  Editorial, production, and distribution              37,879          40,212
  Selling                                              12,973          16,444
  General and administrative                           13,091          11,724
  Profit sharing                                          741             339
                                                  ------------   -------------
                                                       64,684          68,719
                                                  ------------   -------------
  OPERATING PROFIT                                      6,917           1,259
                                                  ------------   -------------
  NON-OPERATING INCOME:
  Investment income                                     1,301           2,275
  Interest expense                                     (1,369)         (1,467)
  Other income, net                                        52              26
                                                  ------------   -------------
  TOTAL NON-OPERATING INCOME (EXPENSE)                    (16)            834
                                                  ------------   -------------
  INCOME BEFORE PROVISION FOR INCOME TAXES              6,901           2,093
  PROVISION FOR INCOME TAXES                            2,435             457
                                                  ------------   -------------
  NET INCOME                                            4,466           1,636
  OTHER COMPREHENSIVE EXPENSE                             (43)           (509)
                                                  ------------      ----------
  COMPREHENSIVE INCOME                            $     4,423     $     1,127
                                                  ============   =============
  EARNINGS PER SHARE                              $       .13     $       .04
                                                  ============   =============
  WEIGHTED AVERAGE SHARES OUTSTANDING              35,418,800      38,368,535
                                                  ============   =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 15, 2002 AND DECEMBER 31, 2001
                            (In Thousands of Dollars)


                                                   June 15,
                                                    2002          December 31,
  ASSETS                                          (Unaudited)         2001
  ------------------------------------           ------------    -------------
  CURRENT ASSETS:
  Cash and cash equivalents                       $    20,481     $    23,972
  Short-term investments, at fair value                12,387           7,288
  Receivables (net of allowance for doubtful
   accounts of $1,808 in 2002 and $2,197 in 2001)      33,248          45,097
  Inventories, at lower of average cost or market       4,022           3,726
  Prepaid expenses                                      3,683           4,440
  Deferred selling expenses                             6,154           6,265
  Deferred income taxes                                 6,001           5,951
                                                 -------------   -------------
  Total current assets                                 85,976          96,739
                                                 -------------   -------------
  MARKETABLE SECURITIES                                98,811         116,656
                                                 -------------   -------------
  PROPERTY AND EQUIPMENT - at cost:
   Land                                                 4,250           4,250
   Building and improvements                           50,983          50,922
   Furniture, fixtures and equipment                   50,902          52,017
                                                 -------------   -------------
                                                      106,135         107,189
   Less-Accumulated depreciation                       71,308          70,724
                                                 -------------   -------------
   Net property and equipment                          34,827          36,465
                                                 -------------   -------------
  DEFERRED INCOME TAXES                                23,975          23,637
                                                 -------------   -------------
  GOODWILL                                             73,416          76,700
                                                 -------------   -------------
  INTANGIBLE ASSETS                                    35,284          37,208
                                                 -------------   -------------
  OTHER ASSETS                                            139             133
                                                 -------------   -------------
  Total assets                                    $   352,428     $   387,538
                                                 =============   =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 15, 2002 AND DECEMBER 31, 2001
                            (In thousands of dollars)


                                                    June 15,
                                                      2002        December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)         2001
  -------------------------------------           ------------   -------------
  CURRENT LIABILITIES:
  Accounts payable                                $    15,752     $    19,699
  Employee compensation and benefits payable           23,620          23,757
  Income taxes payable                                  3,156           1,265
  Deferred subscription revenue                       125,484         132,378
                                                 -------------   -------------
  Total current liabilities                           168,012         177,099

  LONG TERM DEBT                                       84,000          84,000

  POSTRETIREMENT BENEFITS, less current portion        67,582          65,734

  OTHER LIABILITIES                                     5,832           5,829
                                                 -------------   -------------
  Total liabilities                                   325,426         332,662
                                                 -------------   -------------

  STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
   Class A - Voting; Authorized 30,000,000
    shares; issued 30,000,00 shares                    30,000          30,000
   Class B - Nonvoting; authorized
    30,000,000 shares; issued 24,634,865 shares        24,635          24,635
   Class C - Nonvoting; authorized
    5,000,000 shares; issued 2,531,680 shares           2,532           2,532
  Additional paid-in capital                            3,319           1,249
  Retained earnings                                    85,043          86,373
  Treasury stock at cost - 22,257,133 shares
   in 2002 and 19,674,190 in 2001                    (117,270)        (89,181)
  Elements of comprehensive income:
   Net unrealized loss on marketable securities        (1,225)           (719)
   Foreign currency translation adjustment                (32)            (13)
                                                 -------------   -------------
  Total stockholders' equity                           27,002          54,876
                                                 -------------   -------------
  Total liabilities and stockholders' equity      $   352,428     $   387,538
                                                 =============   =============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 15, 2002 and JUNE 16, 2001
                                   (Unaudited)
                            (In thousands of dollars)

                                                        24 Weeks Ended
                                                  ----------------------------
                                                  June 15, 2002  June 16, 2001
                                                  ------------   -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $     4,157     $     5,075
  Items with different cash requirements
   than reflected in net income--
    Cumulative effect of accounting change              4,440             ---
    Depreciation and amortization                       6,119           6,628
    (Gain) on sales of securities                        (999)         (1,214)
    (Gain) loss on sales of assets                        (51)           (342)
    Others                                               (176)           (269)
  Changes in operating assets and liabilities--
   Receivables                                         12,238           9,381
   Deferred subscription revenue                       (6,846)         (1,789)
   Payables and accrued liabilities                    (4,384)         (5,562)
   Postretirement benefits                              3,728           2,600
   Deferred income taxes                                 (115)         (1,430)
   Deferred selling expenses                              111             965
   Inventories                                           (296)           (178)
   Other assets and liabilities--net                      736           1,664
                                                  ------------   -------------
  Net cash provided from operating activities          18,662          15,529
                                                  ------------   -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures--
   Acquisition of a business (net of $1,293
    cash acquired)                                        ---         (25,460)
   Business purchase price adjustments                   (681)            241
   Capitalized software                                (1,986)         (2,057)
   Purchase of equipment and furnishings                 (677)         (2,447)
   Building improvements                                  (61)           (260)
   Proceeds from sales of property                          5             151
                                                  ------------   -------------
  Net cash used for capital expenditures               (3,400)        (29,832)
                                                  ------------   -------------
  Securities investments--
   Proceeds from sales and maturities                  63,360          89,996
   Purchases                                          (50,607)        (85,461)
                                                  ------------   -------------
  Net cash provided from securities investments        12,753           4,535
                                                  ------------   -------------
  Net cash provided from (used for)
   investing activities                                 9,353         (25,297)
                                                  ------------   -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock to employees                   3,135           3,713
   Purchases of treasury stock                        (29,154)         (7,283)
   Dividends Paid                                      (5,487)         (5,830)
   Borrowings                                             ---          25,000
                                                  ------------   -------------
  Net cash provided from (used for)
  financing activities                                (31,506)         15,600
                                                  ------------   -------------
  NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (3,491)          5,832

  CASH AND CASH EQUIVALENTS, beginning of period       23,972          16,190
                                                  ------------   -------------
  CASH AND CASH EQUIVALENTS, end of period        $    20,481     $    22,022
                                                  ============   =============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                  $     3,036     $     2,340
   Income taxes paid                                    2,888           3,674

  ACQUISITION OF A BUSINESS:
   Fair value of assets acquired                                   $   33,447
   Cash Paid                                                          (26,753)
                                                                 -------------
   Liabilities assumed                                             $    6,694
                                                                 =============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 15, 2002
                                   (UNAUDITED)

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

NOTE 2:  INVENTORIES

      Inventories consisted of the following (in thousands):

                                                June 15,       December 31,
                                                  2002             2001
                                               ----------      -------------
          Materials and supplies                 $2,180           $2,204
          Work in process                           528              358
          Finished goods                          1,314            1,164
                                                 ------           ------
              Totals                             $4,022           $3,726
                                                 ======           ======

NOTE 3:   STOCKHOLDERS' EQUITY

Treasury stock as of June 15, 2002 and December 31, 2001, respectively, consisted of: Class A, 14,528,479 and 14,365,542 shares; Class B, 6,509,799 and 4,213,038 shares; and Class C, 1,218,855 and 1,095,610 shares.

NOTE 4:   SEGMENT INFORMATION

In thousands of dollars:
                                     12 Weeks Ended           24 Weeks Ended
                                   6/15/02     6/16/01      6/15/02     6/16/01
                                  ---------------------    --------------------
Revenues from External Customers:
  Publishing                       $61,983     $63,119     $121,245    $123,482
  Printing                           5,302       5,497        8,999       9,976
  Software                           4,316       1,362        8,313       2,445
                                  ---------------------    --------------------
    Total                          $71,601     $69,978     $138,557    $135,903
                                  =====================    ====================

Intersegment Printing Revenues     $ 3,428     $ 3,836     $  6,713    $  7,353
                                  =====================    ====================
Intersegment Software Revenues     $   697     $   125     $  1,544    $    125
                                  =====================    ====================

Operating Profit:
  Publishing                       $ 6,169     $ 3,474     $ 12,163    $  7,832
  Printing                             435         146          364         164
  Software                             313      (2,361)          (2)     (3,505)
                                  ---------------------    --------------------
    Total                          $ 6,917     $ 1,259     $ 12,525    $  4,491
                                  =====================    ====================

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting and financial reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but instead are subject to a transitional test for asset impairment and annual tests thereafter. The transitional test of the $77 million of goodwill as of January 1, 2002, resulted in a writedown of $4.4 million; this is recorded on the income statement as a Cumulative Effect of Accounting Change. If SFAS No. 142 had been effective in 2001, the 2001 net income and 2001 earnings per share would have been $6,064,000 and $0.16 per share, for the first two quarters of the year, and $2,252,000 and $0.06, for the second quarter only.

Goodwill assigned to the operating segments is as follows: Publishing $49,998,000, Printing, $917,000; and Software, $22,501,000. Changes to goodwill since December 31, were to reclass $411,000 for assembled workforce from other intangibles to goodwill as required by SFAS No. 142, to reclass and writeoff $20,000 for a subscription list purchased in 1965, to record a $765,000 business acquisition purchase price adjustment, and to record a $4,440,000 impairment charge.

     Intangible assets that continue to be subject to amortization as of June 15, 2002 were as follows (in thousands of dollars):

                                     Gross Carrying    Accumulated
                                         Amount       Amortization
                                     --------------------------------
     Software                               $ 21,551       $ (6,749)
     Copyrights                                9,145         (1,480)
     Customer Lists                           13,846         (4,314)
     Other                                     5,549         (2,264)
                                     --------------------------------
          Total                             $ 50,091      $ (14,807)
                                     ================================

Amortization expense for the above assets was $3,748,000 and $3,153,000 for the first two quarters of 2002 and 2001, respectively.

Software includes $3.8 million of unamortized development costs for a web-hosting service that became commercially available at the end of last year. Sales of this service have been less than expected; however, current discussions with prospective customers are expected to lead to large sales contracts. The recoverability of the carrying value of this asset will be regularly evaluated in light of future sales projections.



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

RESULTS OF OPERATIONS
---------------------

TWENTY-FOUR WEEKS 2002 COMPARED TO TWENTY-FOUR WEEKS 2001
---------------------------------------------------------
BNA's consolidated operating profit more than doubled in the first half of 2002 despite the impact the general economic slowdown has had on revenues. This was made possible due to strong operating results from the parent and the Company's most recent acquisition, and the earlier shipment of a BNA Software program update. Excluding the effect of an accounting change, net income and earnings per share were also sharply higher.

A change in accounting rules for goodwill, effective at the beginning of 2002, eliminated the ongoing amortization expense, but instead requires a transitional test for asset impairment and annual impairment testing thereafter. The transitional test of the $77 million of goodwill as of January 1, 2002, resulted in a writedown of $4.4 million; this is recorded on the income statement as a Cumulative Effect of Accounting Change.

Consolidated revenues increased 2 percent to $138.6 million in the first half of 2002 while operating expenses were down 4.1 percent. As a result, the operating profit increased 179 percent. Excluding the goodwill impairment writedown, net income was $8.6 million for the first half, a 69 percent increase from 2001, and earnings per share were $.24 per share, up from $.13. If the change in goodwill amortization had also been effective in 2001, the consolidated operating profit would have increased 113 percent and, excluding the goodwill $4.4 million writedown, net income would have been up 42 percent and earnings per share would have increased 50 percent.

Publishing segment revenues were down 1.8 percent compared to the prior year's first half. Parent and Tax Management combined subscription and online revenues were essentially flat as improvements in legal and tax product lines were offset by continuing declines in the human resource and the environment, health & safety product lines. The parent's Books division recorded a healthy revenue gain, and Pike & Fischer and BNA International registered modest gains. However, revenues were lower for Kennedy and IOMA, businesses that are particularly sensitive to the economy. Publishing operating expenses were down 5.7 percent due to cost reduction efforts, mainly by the parent and Kennedy, and the change in goodwill accounting. Excluding goodwill amortization in 2001, the publishing segment operating profit would have increased 38 percent.

Printing segment total revenues were down 9.3 percent compared to 2001, reflecting a 9.8 percent decline in commercial sales and an 8.7 percent decrease in intersegment revenues. Sales to external customers were affected by the general economic slowdown, but especially by reduced demand for financial printing caused by the subdued capital markets. Intersegment revenues are expected to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 10.6 percent, reflecting lower variable costs and workforce reductions. As a result, the operating profit improved to $364,000 in 2002 compared to $164,000 in last year's first half.

Software segment revenues were up sharply this year due to the full inclusion of STF and a large increase from BNA Software. STF, which was acquired in April 2001, records most of its revenues and profits in the first and fourth quarters. STF recorded revenues from external customers of $3.7 million in the first twenty-four weeks of this year compared to $249,000 generated during the eleven weeks of BNA ownership in 2001. STF's operating profit was $2.6 million this year compared to an $881,000 operating loss in 2001. BNA Software, which records the majority of its revenues and all of its profits in the second half of the year, incurred a $2.6 million operating loss in the first half of 2002, a slight improvement compared to the first half of 2001. BNA Software revenues were $4.6 million in 2002 compared to $2.2 million last year, reflecting earlier renewal revenues from product updates shipped in the second quarter of 2002; last year these products were shipped in the third quarter. BNA Software's operating expenses increased 50 percent due to higher staffing costs and to expenses related to a major new product. The combined software segment had a $2,000 operating loss in 2002 compared to a $3.1 million loss in 2001, excluding goodwill amortization.

Investment income and net other income and expense fell $1.6 million due to a decline in investment income and a gain in 2001 on the sale of a publication. Interest expense increased $227,000, mainly due to the financing costs of the STF acquisition. Other comprehensive income and expense reflected a larger unrealized holding loss in 2002 compared to 2001.

TWELVE WEEKS ENDED JUNE 15, 2002 COMPARED TO TWELVE WEEKS ENDED JUNE 6, 2001
----------------------------------------------------------------------------
For the second quarter only, consolidated revenues grew 2.3 percent, while operating expenses were down 5.9 percent. The revenue and expense factors mentioned above also affected second quarter comparisons, particularly the earlier software revenues. Excluding goodwill amortization in 2001, operating profit was up 221 percent, net income was up 98 percent, and earnings per share were up 117 percent.

OUTLOOK
-------
Signs of an economic recovery continue to be elusive, and revenue growth continues to be difficult. The most economically sensitive businesses, McArdle, IOMA, and Kennedy have incurred significant revenue declines in the first half of the year. An improvement in business conditions, expected to some degree by the fourth quarter, should ultimately result in higher revenue growth. Ongoing operating expenses have been reduced due to continuing cost containment efforts and the elimination of goodwill amortization. Operating profits are up sharply in the first half of the year and full year results are also expected to show a healthy increase.

Profits, before the transitional goodwill writedown, are also expected to be up nicely this year. The writedown, which was related to IOMA's goodwill, reflected their depressed financial results over the last 18 months; steps are being taken to reduce their costs further in an effort to return to profitability.

FINANCIAL POSITION
------------------
Cash provided from operating activities was $18.7 million in the first twenty-four weeks of 2002, compared to $15.5 million for the first twenty-four weeks of 2001. Customer receipts were up 0.7 percent, but operating expenditures decreased 1.7 percent from 2001.

Cash provided from investing activities netted to $9.4 million. Capital expenditures amounted to $3.4 million and cash provided from the investment portfolio totaled $12.8 million. Cash used for financing activities totaled $31.5 million. Sales of capital stock to employees totaled $3.1 million. Repurchases of capital stock amounted to $29.2 million, most of which were mandatory tenders. In addition, the Company paid cash dividends of $5.5 million.

With nearly $132 million in cash and investment portfolios and a $5 million loan facility, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

ACCOUNTING PRONOUNCEMENT
------------------------
In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS No.145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 will be effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect SFAS No. 145 to have a material impact on its financial statements.

                                     PART II

ITEM 1  LEGAL PROCEEDINGS
------  -----------------
        There were no material legal proceedings during the first twenty-four weeks of 2002.

ITEM 2  CHANGE IN SECURITIES
------  --------------------
        There were no changes in securities.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES
------  -------------------------------
        There were no defaults upon senior securities.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
------  -----------------------------------------------------
        See Form 10-Q for the quarter ended March 23, 2002 for the results of voting on the Directors' proposals and the election of directors held at the annual meeting for stockholders on April 20, 2002.

ITEM 5  OTHER INFORMATION
------  -----------------
        No other information is presented herein.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------
        No reports were filed on Form 8-K during the quarter ended June 15, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      Registrant




  July 23, 2002       s/Paul N. Wojcik
----------------      ----------------------------------
     Date              Paul N. Wojcik
                       President and Chief Executive Officer


  July 23, 2002       s/George J. Korphage
----------------      ---------------------------------
     Date              George J. Korphage
                       Vice President and Chief Financial Officer