Form 10-Q
period 2002-09-07
BUREAU OF NATIONAL AFFAIRS INC
filed 2002-10-11
CIK 15393

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 7, 2002

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period _______________to________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of September 22, 2002 was 15,337,725 Class A common shares, 18,324,819 Class B common shares, and 1,312,825 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 36-WEEKS ENDED SEPTEMBER 7, 2002 and SEPTEMBER 8, 2001
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                     36 Weeks Ended
                                            -----------------------------------
                                              September 7,       September 8,
                                                  2002               2001
                                            ----------------   ----------------
OPERATING REVENUES                          $      207,013     $      207,269
                                            ----------------   ----------------

OPERATING EXPENSES:
 Editorial, production, and distribution           112,550            114,663
 Selling                                            37,540             45,490
 General and administrative                         37,354             36,162
 Profit sharing                                      1,687              1,545
                                            ----------------   ----------------
                                                   189,131            197,860
                                            ----------------   ----------------
OPERATING PROFIT                                    17,882              9,409
                                            ----------------   ----------------
NON-OPERATING INCOME:
 Investment income                                   4,837              6,450
 Interest expense                                   (4,159)            (4,019)
 Other income, net                                      74                316
                                            ----------------   ----------------
TOTAL NON-OPERATING INCOME                             752              2,747
                                            ----------------   ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE            18,634             12,156
PROVISION FOR INCOME TAXES                           6,248              3,776
                                            ----------------   ----------------
  INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                      12,386              8,380

CUMULATIVE EFFECT OF ACCOUNTING CHANGE              (4,440)                --
                                            ----------------   ----------------
NET INCOME                                           7,946              8,380

OTHER COMPREHENSIVE INCOME (EXPENSE)                (1,038)               419
                                            ----------------   ----------------
COMPREHENSIVE INCOME                        $        6,908     $        8,799
                                            ================   ================

EARNINGS PER SHARE:
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE               $          .35     $          .22
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                (.13)                --
                                            ----------------   ----------------
NET INCOME                                  $          .22     $          .22
                                            ================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING             35,691,390         38,266,685
                                            ================   ================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 12-WEEKS ENDED SEPTEMBER 7, 2002 and SEPTEMBER 8, 2001
                                   (Unaudited)
                (In thousands of dollars, except per share data)


                                                     12 Weeks Ended
                                            -----------------------------------
                                              September 7,       September 8,
                                                  2002               2001
                                            ----------------   ----------------
OPERATING REVENUES                          $       68,456     $       71,366

OPERATING EXPENSES:
 Editorial, production, and distribution            37,818             37,965
 Selling                                            12,414             14,879
 General and administrative                         12,360             12,843
 Profit sharing                                        507                761
                                            ----------------   ----------------
                                                    63,099             66,448
                                            ----------------   ----------------
OPERATING PROFIT                                     5,357              4,918

NON-OPERATING INCOME:
 Investment income                                   1,493              1,794
 Interest expense                                   (1,354)            (1,441)
 Other income, net                                      23                (26)
                                            ----------------   ----------------
TOTAL NON-OPERATING INCOME (EXPENSE)                   162                327
                                            ----------------   ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES             5,519              5,245
PROVISION FOR INCOME TAXES                           1,730              1,940
                                            ----------------   ----------------
NET INCOME                                           3,789              3,305
                                            ----------------   ----------------
OTHER COMPREHENSIVE EXPENSE                           (513)               561
                                            ----------------   ----------------
COMPREHENSIVE INCOME                        $        3,276     $        3,866
                                            ================   ================
EARNINGS PER SHARE                          $          .11     $          .09
                                            ----------------   ----------------
WEIGHTED AVERAGE SHARES OUTSTANDING             34,894,934         37,658,035
                                            ================   ================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 7, 2002 AND DECEMBER 31, 2001
                            (In Thousands of Dollars)


                                              September 7,
                                                  2002            December 31,
     ASSETS                                   (Unaudited)            2001
-----------------------------               ----------------   ----------------
CURRENT ASSETS:
  Cash and cash equivalents                 $       22,906     $       23,972
  Short-term investments, at fair value             28,580              7,288
  Receivables (net of allowance for
    doubtful accounts of $1,697 in 2002
    and $2,195 in 2001)                             28,877             45,097
  Inventories, at lower of average
    cost or market                                   5,012              3,726
  Prepaid expenses                                   3,724              4,440
  Deferred selling expenses                          5,797              6,265
  Deferred income taxes                              6,140              5,951
                                            ----------------   ----------------
    Total current assets                           101,036             96,739
                                            ----------------   ----------------
MARKETABLE SECURITIES                               86,797            116,656
                                            ----------------   ----------------
PROPERTY AND EQUIPMENT:
  Land                                               4,250              4,250
  Building and improvements                         50,988             50,922
  Furniture, fixtures and equipment                 51,125             52,017
                                            ----------------   ----------------
                                                   106,363            107,189
  Less-Accumulated depreciation                     72,467             70,724
                                            ----------------   ----------------
Net property and equipment                          33,896             36,465
                                            ----------------   ----------------
DEFERRED INCOME TAXES                               24,171             23,637
                                            ----------------   ----------------
GOODWILL                                            73,755             76,700
                                            ----------------   ----------------
INTANGIBLE ASSETS                                   33,207             37,208
                                            ----------------   ----------------
OTHER ASSETS                                           129                133
                                            ----------------   ----------------
    Total assets                            $      352,991     $      387,538
                                            ================   ================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 7, 2002 AND DECEMBER 31, 2001
                            (In thousands of dollars)


                                              September 7,
                                                 2002            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)            2001
------------------------------------        ----------------   ----------------
CURRENT LIABILITIES:
  Accounts payable                          $       18,273     $       19,699
  Employee compensation and benefits payable        24,630             23,757
  Income taxes payable                               4,768              1,265
  Deferred subscription revenue                    119,817            132,378
                                            ----------------   ----------------
    Total current liabilities                      167,488            177,099

LONG TERM DEBT                                      80,000             84,000

POSTRETIREMENT BENEFITS, less current portion       69,528             65,734

OTHER LIABILITIES                                    5,886              5,829
                                            ----------------   ----------------
    Total liabilities                              322,902            332,662
                                            ----------------   ----------------
STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
    shares; issued 30,000,000 shares                30,000             30,000
  Class B - Nonvoting; authorized
    30,000,000 shares; issued 24,634,865 shares     24,635             24,635
  Class C - Nonvoting; authorized
    5,000,000 shares; issued 2,531,680 shares        2,532              2,532
  Additional paid-in capital                         3,870              1,249
  Retained earnings                                 88,832             86,373
  Treasury stock at cost - 22,275,494 shares
    in 2002 and 19,674,190 in 2001                (118,010)           (89,181)
  Elements of comprehensive income:
  Net unrealized loss on marketable securities      (1,786)              (719)
  Foreign currency translation adjustment               16                (13)
                                            ----------------   ----------------
    Total stockholders' equity                      30,089             54,876
                                            ----------------   ----------------
    Total liabilities and
      stockholders' equity                  $      352,991     $      387,538
                                            ================   ================

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE 36-WEEKS ENDED SEPTEMBER 7, 2002 and SEPTEMBER 8, 2001
                                  (Unaudited)
                           (In thousands of dollars)
                                                        36 Weeks Ended
                                            -----------------------------------
                                              September 7,       September 8,
                                                  2002               2001
                                            ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $        7,946     $        8,380
Items with different cash requirements
 than reflected in net income--
  Cumulative effect of accounting change             4,440                 --
  Depreciation and amortization                      9,163             10,340
 (Gain) on sales of securities                      (1,544)            (1,515)
 (Gain) on sales of assets                             (74)              (316)
  Others                                              (132)               (79)
Changes in operating assets and liabilities--
  Receivables                                       16,720             17,032
  Deferred subscription revenue                    (12,491)            (8,751)
  Payables and accrued liabilities                   3,907             (1,335)
  Postretirement benefits                            5,674              4,048
  Deferred income taxes                               (164)            (2,369)
  Deferred selling expenses                            468              1,493
  Inventories                                       (1,286)              (190)
  Other assets and liabilities--net                  1,218                933
                                            ----------------    ---------------
Net cash provided from operating activities         33,845             27,671
                                            ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
  Acquisition of a business (net
    of $1,293 cash acquired)                            --            (25,460)
  Business purchase price adjustments                 (753)               241
  Capitalized software                              (2,356)            (3,190)
  Purchase of equipment and furnishings               (956)            (3,071)
  Building Improvements                                (66)              (615)
  Proceeds from sales of property                        6                151
                                            ----------------   ----------------
Net cash used for capital expenditures              (4,125)           (31,944)
                                            ----------------   ----------------
Securities investments--
  Proceeds from sales and maturities                92,770            146,465
  Purchases                                        (87,861)          (124,756)
                                            ----------------   ----------------
Net cash provided from securities investments        4,909             21,709
                                            ----------------   ----------------
Net cash provided from (used for)
  investing activities                                 784            (10,235)
                                            ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                 3,981              4,536
  Purchases of treasury stock                      (30,189)           (15,398)
  Dividends paid                                    (5,487)            (5,830)
  Repayment of borrowings                           (4,000)                --
  Borrowings                                            --             25,000
                                            ----------------   ----------------
Net cash provided from (used for)
  financing activities                             (35,695)             8,308
                                            ----------------   ----------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                         (1,066)            25,744

CASH AND CASH EQUIVALENTS, beginning of period      23,972             16,190
                                            ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of period    $       22,906     $       41,934
                                            ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                             $        4,377     $        3,863
  Income taxes paid                                  3,017              3,677

ACQUISITION OF A BUSINESS:
  Fair value of assets acquired                                $       33,447
  Cash Paid                                                           (26,753)
                                                               ----------------
  Liabilities assumed                                          $        6,694
                                                               ================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 7, 2002
                                   (UNAUDITED)

NOTE 1:  General
----------------
      The information in this report has not been audited. Results for the thirty-six weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with accounting principles generally accepted in the United States of America and applied on a consistent basis.

      Notes contained in the 2001 Annual Report to security holders are hereby incorporated by reference. Note disclosures, which would substantially duplicate those contained in the 2001 Annual Report to security holders, have been omitted. Certain prior year balances have been restated to conform to current year presentation.

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

NOTE 2:  Inventories
--------------------
      Inventories consisted of the following (in thousands):

                                             September           December
                                              7, 2002            31, 2001
                                           -------------       ------------
               Materials and supplies      $     2,108         $    2,204
               Work in process                   1,636                358
               Finished goods                    1,268              1,164
                                           -------------       ------------
               Totals                      $     5,012         $    3,726
                                           =============       ============

NOTE 3:   Stockholders' Equity
------------------------------
      Treasury stock as of September 7, 2002 and December 31, 2001, respectively, consisted of: Class A, 14,701,393 and 14,365,542 shares; Class B, 6,355,246 and 4,213,038 shares; and Class C, 1,218,855 and 1,095,610 shares.

NOTE 4:   Segment Information
-----------------------------
In thousands of dollars:
                                      12 Weeks Ended        36 Weeks Ended
                                   9/7/2002   9/8/2001    9/7/2002   9/8/2001
                                  ---------------------  ----------------------
Revenues from External Customers:
  Publishing                        $59,130    $59,838    $180,375   $183,320
  Printing                            4,771      4,091      13,770     14,067
  Software                            4,555      7,437      12,868      9,882
                                  ---------------------  ----------------------
  Total                             $68,456    $71,366    $207,013   $207,269
                                  =====================  ======================
Intersegment Printing Revenues      $ 3,189    $ 3,161    $  9,902   $10,514
                                  =====================  ======================
Intersegment Software Revenues      $   421    $   325    $  1,965   $   450
                                  =====================  ======================
Operating Profit:
  Publishing                        $ 4,842    $ 2,577    $ 17,005   $ 10,409
  Printing                              353         41         717        205
  Software                              162      2,300         160     (1,205)
                                  ---------------------  ----------------------
    Total                           $ 5,357    $ 4,918    $ 17,882   $  9,409
                                  =====================  ======================

NOTE 5: Subsequent Event
------------------------
      On September 12, 2002, the Board of Directors declared a dividend of $0.15 per share, payable October 3, 2002, to all holders of shares as of September 22, 2002. The dividend payment will total $5,246,305.

NOTE 6: Goodwill and Intangible Assets
--------------------------------------
      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes the accounting and financial reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but instead are subject to a transitional test for asset impairment and annual tests thereafter. The transitional test of the $77 million of goodwill as of January 1, 2002, resulted in a writedown of $4.4 million; this is recorded on the income statement as a Cumulative Effect of Accounting Change. If SFAS No. 142 had been effective in 2001, the 2001 net income and 2001 earnings per share would have been $10,006,000 and $0.26 for the first three quarters of the year and $3,942,000 and $0.10 for the third quarter only.

      Goodwill assigned to the operating segments is as follows: Publishing $49,998,000, Printing, $917,000; and Software, $22,840,000. Changes to goodwill since December 31, 2001, were to reclass $411,000 for assembled workforce from other intangibles to goodwill as required by SFAS No.142, to reclass and writeoff $20,000 for a subscription list purchased in 1965, to record a $1,104,000 business acquisition purchase price adjustment, and to record a $4,440,000 impairment charge.

      Intangible assets that continue to be subject to amortization as of September 7, 2002 were as follows (in thousands of dollars):
                                     Gross Carrying    Accumulated
                                         Amount       Amortization
                                     --------------------------------
     Software                               $ 21,739       $ (7,599)
     Copyrights                                9,145         (1,691)
     Customer Lists                           13,846         (4,804)
     Other                                     4,801         (2,230)
                                     --------------------------------
          Total                             $ 49,531      $ (16,324)
                                     ================================

Amortization expense for the above assets was $5,613,000 and $5,098,000 for the first three quarters of 2002 and 2001, respectively.


                                     PART I

Item 2.    Management's Discussion and Analysis of Results of
-------    --------------------------------------------------
           Operations and Financial Position
           ---------------------------------
      It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2001 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2001 Annual Report to security holders and, accordingly, disclosures, which would substantially duplicate those contained therein, have been omitted.

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

Results of Operations
---------------------
Thirty-six weeks 2002 compared to thirty-six weeks 2001
-------------------------------------------------------
      BNA's consolidated operating profit nearly doubled through the third quarter of 2002 despite the impact the general economic slowdown has had on revenues. This was due to substantially improved operating results of all three operating segments. Excluding the effect of an accounting change, net income and earnings per share were also sharply higher.

      A change in accounting rules for goodwill, effective at the beginning of 2002, eliminated the ongoing amortization expense, but instead required a transitional test for asset impairment and annual impairment testing thereafter. The transitional test of the $77 million of goodwill as of January 1, 2002, resulted in a writedown of $4.4 million; this was recorded on the income statement as a Cumulative Effect of Accounting Change.

      Consolidated revenues of $207 million were essentially even with those of the prior year while operating expenses were down 4.4 percent. As a result, the operating profit rose 90 percent. Excluding the goodwill impairment writedown, net income was $12.4 million through three quarters of 2002, a 48 percent improvement over 2001, and earnings per share were $.35 per share, up from $.22. If the change in goodwill amortization had also been effective in 2001, the consolidated operating profit increased 52 percent and, excluding the goodwill impairment writedown, net income was up 24 percent and earnings per share increased 35 percent.


      Publishing segment revenues were down 1.6 percent. Parent and Tax Management combined subscription and online revenues were essentially flat, as improvements in the legal and tax product lines were offset by continuing declines in the human resource and the environment, health & safety product lines. The Books division and Pike & Fischer recorded modest revenue gains, but BNA International revenues were down slightly. Revenues remained sharply lower for Kennedy and IOMA, businesses that are particularly sensitive to the economy. Publishing operating expenses were down 5.5 percent due to cost reduction efforts, mainly by the parent, Kennedy, and IOMA, and the change in goodwill accounting. Excluding goodwill amortization in 2001, the publishing segment operating profit increased 43 percent.

      Printing segment total revenues were down 3.7 percent compared to 2001, reflecting a 2.1 percent decline in commercial sales and a 5.8 percent decrease in intersegment revenues. Sales to external customers were affected by the general economic slowdown, but especially by reduced demand for financial printing caused by the subdued capital markets. However, sales to new customers have mitigated the revenue decline. Intersegment revenues are expected to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 5.8 percent, reflecting lower variable costs and workforce reductions. As a result, the operating profit improved to $717,000 in 2002 compared to $205,000 in 2001.

      Software segment revenues were up sharply this year due to the full inclusion of STF. STF, which was acquired in April 2001, records most of its revenues and profits in the first and fourth quarters. STF generated revenues from external customers of $5.7 million and an operating profit of $3.7 million in the first thirty-six weeks of this year. STF's 2002 revenues and operating profit were each improved in the third quarter by $1.3 million due to non-recurring events, mainly a contract buyout settlement. STF recorded revenues of $838,000 and an operating loss of $1.5 million (including $855,000 of goodwill amortization) during the twenty-three weeks that we owned them in 2001. BNA Software records the majority of its revenues and all of its profits in the second half of the year. BNA Software revenues were $7.2 million in the first three quarters of 2002 compared to $9 million last year, reflecting earlier renewal revenues from product updates shipped in the third quarter of 2001; this year these products will be shipped in the fourth quarter. BNA Software's operating expenses increased 22 percent due to higher staffing costs and to expenses related to a major new product. As a result, BNA Software incurred a $3.5 million operating loss in 2002, compared to a $288,000 profit in 2001. The combined software segment had a $160,000 operating profit in 2002 compared to a $1.2 million loss in 2001. Excluding goodwill amortization, the operating loss in 2001 was $350,000.

      Investment income and net other income and expense fell $1.9 million due to a decline in investment income and a gain in 2001 on the sale of a publication. Interest expense increased $227,000, mainly due to the financing costs of the STF acquisition. Other comprehensive income and expense reflected an unrealized holding loss in 2002 compared a gain in 2001.

Twelve weeks ended September 7, 2002 compared to twelve weeks
-------------------------------------------------------------
ended September 8, 2001
-----------------------
      For the third quarter only, consolidated revenues were down 4.1 percent, while operating expenses were down 5.0 percent. The revenue and expense factors mentioned above also affected third quarter comparisons. Excluding goodwill amortization, operating profit decreased 8.5 percent, net income was down 3.9 percent, but earnings per share increased to $.11 from $.10 due to fewer shares outstanding. Financial results of the Publishing and the Printing segments improved significantly. However, the Software segment's comparison suffered due to the timing of BNA Software's renewal revenues.


Outlook
-------
      At this late date, we are no longer expecting any meaningful financial boost from a recovering economy this year. Revenue growth continues to be difficult to achieve in this environment. Fortunately, we have been able to reduce operating expenses, compensating for the lack of revenue growth and generating improved profits. We will continue along that track as long as necessary.


      Despite the lack of top-line growth, we are pleased with the financial results through the first three quarters. The consolidated operating profit and earnings per share, excluding the goodwill writedown, are well above the weak 2001 comparable figures and close to the 2000 figures, BNA's strongest year. We believe that 2002 earnings per share could finish the year close to that of 2000.


Financial Position
------------------
      Cash provided from operating activities was $33.8 million in the first thirty-six weeks of 2002 compared to $27.7 million for the first thirty-six weeks of 2001. Customer receipts were down 2.4 percent, but operating expenditures decreased 6.0 percent from 2001.

      Cash provided from investing activities netted to $784,000. Capital expenditures amounted to $4.1 million, and cash provided from the investment portfolio was $4.9 million. Cash used for financing activities netted to $35.7 million. Sales of Class A capital stock to employees totaled $4 million. Repurchases of capital stock, most of which were mandatory tenders, amounted to $30.2 million. In addition, the Company paid cash dividends of $5.5 million and repaid borrowings of $4 million.

      With over $138 million in cash and investment portfolios and a $5 million loan facility, the financial position and liquidity of the Company remains very strong. Since subscription monies are collected in advance, cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

Item 4.     Controls and Procedures
-------     -----------------------
      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

Item 1.     Legal Proceedings
-------     -----------------
      There were no material legal proceedings during the first thirty-six weeks of 2002.

Item 2.     Change in Securities
-------     --------------------
      There were no changes in securities.

Item 3.     Defaults upon Senior Securities
-------     -------------------------------
      There were no defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Securities Holders
-------     -----------------------------------------------------
      There were no matters submitted to a vote of security holders.

Item 5.     Other Information
-------     -----------------
      No other information is presented herein.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
      No reports were filed on Form 8-K during the quarter ended September 7, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




 10/11/2002                       /s/Paul N. Wojcik
------------------                ----------------------------------
     Date                         Paul N. Wojcik
                                  President and Chief Executive Officer



 10/11/2002                      /s/George J. Korphage
------------------               -----------------------------------
     Date                        George J. Korphage
                                 Vice President and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul N. Wojcik, Chief Executive Officer of The Bureau of National Affairs, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bureau of National Affairs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 10/11/2002                       /s/Paul N. Wojcik
------------------                ----------------------------------
   Date                           Paul N. Wojcik
                                  President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, George J. Korphage, Chief Financial Officer of The Bureau of National Affairs, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bureau of National Affairs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 10/11/2002                       /s/George J. Korphage
------------------                ----------------------------------
   Date                           George J. Korphage
                                  Vice President and Chief Financial Officer