Form 10-K
period 2002-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2003-03-21
CIK 15393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation                                 53-0040540
                                          (I.R.S. Employer Identification No.)

1231 25th St., N. W.,                                 (202)452-4200
Washington, D.C. 20037                              (telephone number)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X)

    The market value of the Class A voting stock held by non-affiliates of the registrant as of February 22, 2003 was $148,034,056. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 22, 2003 was $183,005,078 and $12,874,691 respectively.In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 2003 was 15,380,356 Class A common shares, 18,277,000 Class B common shares, and 1,226,161 Class C common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about March 28, 2003, are incorporated by reference into Part III of this Form 10-K.

                      The Bureau of National Affairs, Inc.
                               Index to Form 10-K
                   For the fiscal year ended December 31, 2002


                                                                      Page No.
                                     PART I.
Item 1.     Business...............................................      3
Item 2.     Properties.............................................     11
Item 3.     Legal Proceedings......................................     12
Item 4.     Submission of Matters to a Vote of Security Holders....     12
Item X.     Executive Officers of the Registrant...................     12

                                    PART II.
Item 5.     Market for the Registrant's Common Stock and Related
              Security Holder Matters..............................     14
Item 6.     Selected Financial Data and Selected Quarterly Data....     15
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................     17
Item 7a.    Quantitative and Qualitative Disclosures About
              Market Risk..........................................     21
Item 8.     Financial Statements and Supplementary Data............     22
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...............     46

                                    PART III.
Item 10.    Directors and Executive Officers of Registrant.........     46
Item 11.    Executive Compensation.................................     46
Item 12.    Security Ownership of Beneficial Owners and Management.     46
Item 13.    Certain Relationships and Related Transactions.........     46

                                    PART IV.

Item 14.    Controls and Procedures................................     47
Item 15.    Exhibits, Financial Statement Schedules, and
              Report on Form 8-K...................................     47

SIGNATURES.........................................................     49

EXHIBIT INDEX......................................................     52

                                     PART I

Item 1.     Business
            --------
General Development of Business and Narrative Description of Business

Business of BNA and Subsidiary Companies

The Bureau of National Affairs, Inc. (BNA) is a leading publisher of specialized legal and regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and four of its publishing subsidiary companies, Tax Management Inc., Pike & Fischer, Inc., Institute of Management and Administration, Inc. (IOMA), and Kennedy Information, Inc., provide legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, magazines, and research and advisory reports, and hold conferences.

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

The Company provides most of its products for electronic delivery via Lotus Notes and the World Wide Web. Online products also are available through database vendors such as LexisNexis and West Group.

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

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. Approximately 39 percent of its business is derived from the BNA publishing companies.

                                                                     Continued

Review of Operations

2002 was another tough year for BNA and its subsidiary companies, but a successful one. The lingering economic slowdown negatively affected customer buying decisions. It also negatively affected financial markets, contributing to a decline in investment income. However, these challenges were successfully answered through aggressive cost containment efforts, and BNA finished the year with strong bottom-line results. Comparative profits and cash flows not only reflected a strong recovery from the prior year's disappointing results, but also challenged the all-time highs achieved in 2000. Earnings per share, excluding the effect of a one-time non-cash change in accounting for goodwill, were $.53 for 2002, up 51.4 percent over 2001 and the second highest in BNA history.

Consolidated revenues were $309.8 million, an increase of 1.3 percent. The added revenues resulting from owning STF for all of 2002, compared to only part of 2001, accounted for all of the growth in consolidated revenues. Recognizing that revenue growth would be weak, operating expenses were aggressively cut. The result was a healthy improvement in the operating profit.

The consolidated operating profit for 2002 of $27.9 million was up 92.7 percent over 2001, and was close to the BNA all-time high. The major reasons for the improvement were the inclusion of STF for a full year in 2002, including their highly profitable first quarter, and cost cutting throughout most of the business units. Overall, the consolidated operating expenses were down 3.3 percent, or over $10 million.

Total non-operating income declined $6.4 million compared to 2001, which had included a large gain from the sales of publications. Investment income was also lower due to declining market yields and lower portfolio balances.

Operating expenses now include large amortization expenses, over $10 million in 2002. This amortization, mostly related to the intangible assets of the acquired businesses, is a non-cash expense. Consequently, cash flow measures have increased relevance for measuring economic progress. Two cash flow measures show healthy improvements in 2002. EBITDA, a measure of operating cash flow, was up 17 percent to an all-time high. EBDA, a measure of bottom-line cash flow, rose 21 percent, close to the all-time high; on a per share basis, it was a high.

BNA has made three large acquisitions over the last five years. The acquisition goals were to diversify business operations and to provide additional avenues for future growth by adding profitable companies. STF is the least vulnerable to economic downturns of any of our businesses. It had a stellar first full year as a BNA company in 2002, generating strong cash flow and adding to bottom line net income. IOMA and Kennedy fortunes are much more linked with the economy, and their financial results in the past two years reflected that. We do expect both to recover and grow along with the economy, and we continue to expect them to grow at a faster pace than BNA's traditional businesses when the economy is strong. In the meantime, both have reduced expenses to better match their immediate revenue expectations.

Stock repurchases, including those from the estates of the two largest Class B stockholders, were nearly $33 million in 2002. A healthy $7 million of Class A stock was sold to employees, but total shares outstanding continued to decline. Over the last six years, shares outstanding have been reduced by 21 percent, and this has had a positive effect on earnings per share. This trend will continue for at least another year because the majority of the outstanding Class C stock must be tendered by early 2004. Operating cash flows and financial reserves have provided the cash needed for the net buybacks, and are expected to continue to do so.

BNA's cash and financial investments declined $21 million during 2002, due to the high net stock repurchases, to nearly $124 million. The liquidity provided by these financial reserves, as well as the strong operating cash flows generated annually by the businesses, keeps BNA prepared to respond to business challenges and opportunities, to make the investments necessary to ensure future growth, to satisfy debt retirement obligations, and to meet the stock repurchase obligations inherent in an employee-owned company.

Reviews of the parent and subsidiary companies' operations follow.

Parent Company

BNA's ability to adapt to challenging conditions continued to be tested in 2002, and once again BNA people and products prevailed. The parent company adjusted to the weak business economy and its dampening effect on revenues to turn in a record operating profit and to lead the corporation to a strong recovery in 2002.

The lingering economic slowdown resulted in a very poor selling environment. Consequently, for the second consecutive year, parent company revenues declined slightly. Cost reductions across a wide range of areas, however, led to a significant decrease in operating expenses and a historically high operating profit.

Despite the focus on cost containment, BNA continued to invest in strengthening Web infrastructure and in ensuring the company's ability to continue operations in emergency situations. EMPLOYMENT GUIDE, the first product on BNA's new Web platform (BWD), was released to the public in 2002. PAYROLL GUIDE ON THE WEB also was completed, and it will be the first major product on the new platform to be released to subscribers.

2002 saw the upgrading of both performance and capacity of BNA's e-commerce system, as well as significant improvements to the capacity and stability of Web products. In addition, critical systems, including the publishing system and Web products, have now been backed up at the Rockville facility, enabling BNA to continue to function in the event of a downtown closure or power outage. Web products continue to be the fastest-growing part of the parent's business. With nearly half of parent service revenues now coming from electronic products, continued improvement of BNA's Web infrastructure is essential.

The Publishing Group's Legal and Business Publishing line performed well in 2002, with both revenues and profits coming in ahead of expectations. Part of this success was due to the launch of several new products. PRIVACY & SECURITY LAW REPORT; WAGE, HOUR & LEAVE REPORT; and ERISA ENFORCEMENT & COMPLIANCE LIBRARY all were launched in January 2002. The rest of the year was dedicated to work on several new products and product revamps for launch in the first quarter of 2003, including a notification service on corporate accountability, a notification service on homeland security, and a reference library on employee benefits.

BNA's Large Law Program launched late in 2002 to better serve the needs of the company's major law firm subscribers. Seven specialized sales professionals, who are also attorneys, were hired to focus exclusively on the largest law firms. Their mandate is to maintain and grow revenue by ensuring that their clients are leveraging the full power of BNA information. They also are charged with exploring new business opportunities and with developing ways for law firms to maximize their value in BNA content and resources.

Law schools also were targeted for special attention in 2002 with a new sales program, two dedicated sales professionals, and a new Law School Relations Manager. Supporting these sales initiatives was the marketing arm of Legal & Business Publishing, which developed and produced more than 20 new selling aids in record time.

A new health care publication, MEDICAL RESEARCH LAW & POLICY REPORT, was launched in March 2002 and is off to a good start. Another new notification service, PHARMACEUTICAL LAW & INDUSTRY REPORT, was developed for launch in the first quarter of 2003.

Environment, Health & Safety Publishing launched "safety.bna.com" in June 2002. This new topical-access product offers a departure from traditional online searching. Relying on BNA's expert subject matter analysis and indexing, safety.bna.com now allows subscribers to link from subject headings to news, BNA analysis, federal and state regulations, agency documents, cases, military documents, and other relevant information available on the Web.

Human Resources Publishing released new and revamped products, underscoring its mission not only to help HR professionals comply with the law, but also to help them make critical business decisions and develop sound human resource strategies. The new products and improvements led to a significant increase in new sales in 2002. All of the unit's major Web products were revised to improve features and functionalities. New subscription services included HR
ANSWERSOURCE: PROFESSIONAL EDITION, an intuitive, mid-range general reference product; MANAGING PEOPLE, which provides essential compliance and best-practice information for line managers and supervisors; and GLOBAL HR REPORT, a service combining weekly news and a primer on managing a global workforce. The HR business unit also launched a series of annual, survey-based reports for individual sale. The first two titles were HR DEPARTMENT BENCHMARKS AND ANALYSIS and MANAGING EMPLOYEE EXPENDITURES.

Despite the weak selling environment, the Subscriber Relations Group had a productive year. This group includes the Sales Department and all customer service, support, and training resources. One major undertaking for the Subscriber Relations Group in 2002 was the complete analysis of all Customer Contact Center services. The resulting data led to the development of a cost allocation methodology which will inform and influence future decisions on the use of these resources, which should lead to cost efficiencies.

2002 proved to be a very difficult year. There were many obstacles and many disappointments. However, because of the ability of BNA people to adjust and adapt in order to be successful in difficult times, the parent company ended the year with record earnings and with a number of achievements that make BNA operationally a stronger and better company going forward.

BNA Books

The Book Division closed 2002 with a flurry of activity, publishing 14 titles in December. Despite the poor economic environment, the division grew its revenues and improved operating profits by 7 percent over 2001.

New editions of SUPREME COURT PRACTICE and COVENANTS NOT TO COMPETE: A STATE-BY-STATE SURVEY contributed heavily toward another record-breaking year. The division published 50 books in 2002, including nine new titles and supplements to established treatises. New titles include COMPUTER AND IP CRIME:
FEDERAL AND STATE LAW; TRADEMARK DILUTION; NEGLIGENCE IN EMPLOYMENT LAW; E-HEALTH LAW; and EXECUTIVE COMPENSATION.

The division's Website, with e-commerce capabilities, has proven to be a dramatic success. Sales on the site improved by 34 percent over the previous year. This trend is expected to continue and already has proven to reduce costs for the division.

The Book Division has established a respected reputation for publishing treatises that are authoritative, reliable, and insightful. The division's mission is to continue to build on that reputation and on the strength of its highly regarded authors and partners, like the American Bar Association, to become the treatise publisher of choice in the legal publishing industry.

Tax Management Inc. (TM)

Revenues from TM information services increased 3 percent. New sales were close to expectations and renewal revenues held up well, reflecting increased retention efforts. Operating profits were off from their historic highs of 2001, but Tax Management's operating margin remained healthy and its operating profits continued to make a significant contribution to BNA's overall bottom line.

During 2002, TM published a record number of new and revised portfolios and chapters of the Tax Practice Series. It also added more IRS documents and 70,000 federal tax cases going back to 1913. A new "Insights & Commentary" column written by leading tax practitioners from across the country and around the world also was created. In addition to enhancing content, TM continued to improve the automation of its internal production, the stability of its Web platform, and the functionality and ease of use of its products.

Tax Management is recognized as the leading provider of analytical tax content in the industry. This strength is built into each of TM's products and makes them uniquely valuable and essential.

BNA Software

BNA Software's revenues grew by almost 7 percent, led by new sales of BNA FIXED ASSETS and the BNA CORPORATE TAX AUDIT ANALYZER. Operating profits declined, however, due to start-up expenses related to the new BNA FIXED ASSETS WEB product.

The adoption of the Web-based product was slower than anticipated, Management continues to be optimistic about the growth prospects for the product in 2003.

Greater market acceptance of the new Web product, refinement of new sales channels, and further development of existing business position the division for continued growth in 2003.

BNA International Inc.

After years of good growth, the extremely challenging market conditions BNA International confronted in 2002 led to a slight revenue decline. But cost-cutting measures implemented early in the year, combined with a strong focus on customer retention, mitigated the effects of weak new subscription sales, and BNAI was able to maintain a high level of profitability.

The difficult environment did not derail the company's strategy of increasing revenues by upgrading print subscribers to more comprehensive and higher-priced Web libraries. Web-derived revenues were double expectations. These came primarily from sales of tax products on the Web, but the market's response to two libraries launched late in the year - WORLD INTELLECTUAL PROPERTY LAW LIBRARY and WORLD INTERNET LAW LIBRARY - also has been encouraging. The new Web-only EU ACCESSION REPORT and WORLD FINANCIAL LAW LIBRARY will be available early in 2003.

While new print product launches were postponed until the markets improve, several existing products were revamped to better meet subscribers' needs. TAX PLANNING INTERNATIONAL FINANCING was relaunched as WORLD CORPORATE FINANCE REVIEW to broaden its appeal. WORLD MONEY LAUNDERING REVIEW was refocused and is being relaunched as WORLD INVESTMENT REGULATION REVIEW.

In 2003, work on refining BNAI's Web offerings and creating new sales channels should lead to a resumption of growth and continued success.

Pike & Fischer, Inc.

Pike & Fischer began 2002 expecting a rebound in the U.S. economy. When the recovery failed to materialize, the company altered its plans and instead focused on strengthening its core businesses and on shoring up its position in existing markets.

The company's ability to adapt resulted in growth in both revenues and profitability in 2002. Nearly all the revenue growth came from Pike & Fischer's conference business, which increased its revenues 67 percent over the prior year, and from the transfer early in the year of the Food Safety Report from BNA. Royalty revenues also were up, but revenues generated from the telecommunications market were down for the second consecutive year. The decline in telecom revenue was lower than the prior year's, and will likely stabilize near present levels. Restructuring and careful cost containment also contributed to better profitability.

Late in the year Pike & Fischer acquired the publishing assets of Rules Service Company, a competitor Pike & Fischer had been pursuing off and on for nearly a decade. The purchase not only removes significant competition, but gives Pike & Fischer an entry into several new markets.

Organizational improvements, continued growth in the conference business, and the benefits from the new acquisition should enable Pike & Fischer to be a solid performer for BNA in 2003.

BNA Washington Inc. (BNAW)

BNAW, BNA's real estate subsidiary, continued to successfully provide safe, comfortable, and productive facilities while holding the line on operating expenses. Overall, costs were virtually unchanged from the prior year, as opportunities were found to reduce outside labor, maintenance, and utility expenses without significantly impacting tenant services.

Keeping BNA employees and property safe and secure in an uncertain world environment led to a comprehensive review of security programs. Access procedures were tightened, new security equipment was added, and a new photo identification badge system was adopted. Safety and security were the top priorities for BNAW in 2002.

BNAW also improved systems and procedures to ensure the ability to continue operations in emergency situations. With BNA's staff and products dependent on the constant availability of electronic equipment, an emergency generator was installed to serve the North and South buildings downtown, and the Uninterruptible Power Supply battery backup system was replaced at the Rockville facility. Both systems are scheduled to be operational early in 2003. Critical data systems will then continue to operate even when there are power failures.

Relocation and renovation activity in 2002 was minimal; requirements were met using existing office space and furnishings. There is adequate space to satisfy BNA requirements for the foreseeable future.

In October BNAW began work on a long-range facility plan. This work will focus on BNA's business needs beyond 2006, when both the lease on the 23rd Street building and BNA's agreement to stay in the District will expire.

The McArdle Printing Company, Inc.

The McArdle Printing Company's financial performance improved considerably over the prior year despite a sluggish economy and an extremely competitive printing market. This recovery was the result of a small increase in revenue and a number of cost containment measures.

In addition to improved financial results, McArdle launched a company-wide initiative to review, revise, and improve communications, quality, and service. This renewed focus should enhance McArdle's service and profitability.

McArdle also continued to use technology to improve productivity and work product. The introduction of digital plate imaging technology will improve print quality and readability, allowing customers, including BNA, to use more detailed graphics, maps, and charts in their publications. The acquisition of a more robust file server for the processing of customer files and faster addressing machines also should result in more efficient operation.

McArdle, which is now the second largest printer in the Washington metropolitan area, is committed to continued revenue growth and profitability by producing competitively priced, superior quality products and services to BNA and to the commercial markets it serves.

Institute of Management & Administration, Inc. (IOMA)

The newsletter industry has had a difficult time in the adverse economic environment, and IOMA was no exception. Subscription revenues and revenues from list rentals both declined in 2002. Growth in non-subscription revenues and tight cost controls led to an improved financial performance by year-end.

IOMA's investment in new sales efforts, new products, and new distribution channels, along with restructuring expenses, contributed to a weak start, but paid off by the fourth quarter. Revenues from site licenses, royalties, conferences, audio conferences, custom publishing, research, binder services, books, Web sales, and special reports all grew, replacing most of the lost subscription revenues. Non-subscription products grew from 22 percent of revenues in 2001 to 24 percent in 2002, with significantly higher revenues forecast for 2003.

IOMA's conference program was the highlight among the new product initiatives in 2002. Royalties from third-party distributors of IOMA information also remained strong throughout the year. In addition, IOMA's nine "e-zines" grew to 35,000 subscribers, reflecting a vastly expanded electronic marketing channel. IOMA offers 100 percent of its content in pay-by-the-article format, available at ManagementLibrary.com. Revenues from this database increased nearly every month during 2002.

The transition of the IOMA business model, from a newsletter publisher to an information company providing a variety of products through a wide range of channels, clearly hurt earnings in the first part of 2002, but leaves the company poised to improve financial performance in 2003.

Kennedy Information, Inc.

The year 2002 was another challenging one for Kennedy Information's core customers -- consulting and recruiting firms -- and, as a result, for the company. Magazine advertising and conference fees, important revenue streams for Kennedy, were hit especially hard.

Kennedy Information responded to weaker demand by reducing costs where possible Cost control measures such as reducing the frequency of magazine issues, number of events, and marketing expenditures, can be quickly reversed as the economy improves. But in 2002 these measures played a large role in enabling Kennedy to improve upon 2001's operating results despite a decline in revenues.

Profits in the newsletter, research, advisory, conference, and database units were mostly offset by losses in the magazine division, and the company posted a small operating loss. Kennedy Information's advisory business turned in a strong performance during the year as momentum continued to build with large clients. Products aimed at job seekers also fared well.

The company launched two major products during the year, a directory of tax professionals and a Web-based executive career tool called "Executive Registry.com". The benefits of these launches will be realized in 2003. Significant progress on additional new products and services also was made during 2002.

These new initiatives, along with any improvement in the economic environment, should return Kennedy to growth and profitability in 2003.

STF Services Corporation

STF's first full year as part of the BNA family was extremely successful both financially and operationally. The company's already very profitable performance was enhanced by a one-time gain resulting from the early termination of a contract to license STF tax forms. But even without that extraordinary event, STF was a major contributor to BNA's strong consolidated operating profit.

In 2002, STF redesigned the architecture of its SuperForm tax forms service to provide better integration with customer workflows and other software. This allows for seamless and dynamic software updating, which is especially important as end-users continue their migration from CD to the Web. In addition, these changes should lower STF's production costs and lead to increased operating profits.

Plans are underway for the release in 2003 of new products in the human resource and tax/accounting fields. These products will combine STF forms technology and content with payroll information products from BNA and IOMA. STF is also planning the release of several niche products serving more specific needs in the tax/accounting market.

STF is well positioned to continue to grow by applying the latest forms technologies to the problems that customers face in complying with a wide variety of government regulatory requirements. In particular, STF will focus on adding value by building products that integrate more fully with customer workflows for greater productivity.

Item 1.     Business
            --------
General Development of Business and Narrative Description of Business,
----------------------------------------------------------------------
Continued
---------

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

Publishing of legal, regulatory, and business advisory information is very competitive. Some of the Company's publishing competitors are much larger and have greater resources. Consolidation within the industry in recent years has resulted in even larger competitors. The expansion of the internet has resulted in business information becoming increasingly available from both direct and indirect competitors. In addition, government agencies provide access to a growing volume of information, resulting in another form of competition. The Company produces value-added information and competes on the basis of comprehensiveness and timeliness (quality), product line breadth, brand reputation, variety of format offerings, price, and customer service.

The Company's subsidiary, The McArdle Printing Company, Inc. (McArdle), competes with a number of commercial and financial printers for 61 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

BNA Software competes with a number of tax and financial planning software publishers. It competes on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support, and price. STF is the dominant provider of electronic forms with little direct competition.

The number of employees of BNA and its subsidiary companies was 1,999 on December 31, 2002.

BNA stock may be purchased only by active employees, and may be held only by employees, former employees, and by their heirs. Therefore, financial information and reports filed with the Securities and Exchange Commission (SEC) are not available to the general public through BNA's corporate internet website, www.bna.com. The Company provides paper copies of filings to stockholders free of charge upon request.

Item 2.     Properties
            ----------

BNA Washington Inc. owns and manages the buildings presently used by BNA and some of its Washington area subsidiary companies. Principal operations are conducted in three adjacent owned buildings at 1227-1231 25th Street, N.W., Washington, D.C. The office building at 1227 25th Street is being used primarily by BNA and also for commercial leasing. BNA also leases office space for its use at 1250 23rd Street, N.W., Washington, D.C.

BNA's Subscriber Relations Goup operates in an owned facility at 9435 Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 1010 Wayne Avenue, Silver Spring, Maryland. IOMA conducts its operations from leased offices at 29 West 35th Street, New York, New York. Kennedy Information, Inc. conducts its operations from leased offices at One Phoenix Mill Lane, Peterborough, New Hampshire. STF Services Corporation leases office space for its operations at 26 Corporate Circle, East Syracuse, New York. BNA International Inc. conducts its operations from leased offices at Heron House, 10 Dean Farrar Street, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


Item X.     EXECUTIVE OFFICERS OF THE REGISTRANT
            ------------------------------------

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2002. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.


      Name                  Age           Present position and prior epxerience
--------------------        ---           -------------------------------------

William A. Beltz            73            Chairman of the Board
                                            Elected chairman in 1994. Served as
                                            president from 1979 to 1995 and
                                            chief executive officer from 1980
                                            until 1996.  Joined BNA in 1956.


Cynthia J. Bolbach          55            Vice President and Corporate Secretary
                                            Elected vice president in 2002.
                                            Joined BNA in 1972.


Eunice L. Bumgardner        42            Vice President and General Counsel
                                            Elected vice president in 1996
                                            and general counsel in 1995. Joined
                                            BNA in 1994.


Carol A. Clark              46            Vice President Resource Management
                                            Elected vice president in 2001.
                                            Previously served as Technology
                                            Director since 1997.
                                            Joined BNA in 1983.


Sandra C. Degler            63            Vice Chairman of the Board
                                            Elected vice chairman in 1998.
                                            Served as president of Tax
                                            Management Inc. from 1983 to 2000.
                                            Joined BNA in 1963.

Item X.     EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)
            ------------------------------------

      Name                  Age           Present position and prior experience
--------------------        ---           -------------------------------------

George J. Korphage          56            Vice President and Chief Financial
                                            Officer
                                            Elected vice president in 1988 and
                                            chief financial officer in 1989.
                                            Joined BNA in 1972.


Gilbert S. Lavine           51            Treasurer.
                                            Elected to present position in 1998.
                                            Joined BNA in 1985.


Gregory C. McCaffery        42            Vice President, Publisher and
                                            Editor-in-Chief.
                                            Elected Publisher in 2002, vice
                                            president and editor in chief in
                                            2000.  Previously was director of
                                            marketing and product development
                                            since 1996. Joined BNA in 1986.


Mary Patricia Swords        57            Vice President Subscriber Relations
                                            Elected vice president of sales and
                                            marketing in 1996. Joined BNA in
                                            1977.


Robert L. Velte             55            Vice President Strategic Development
                                            Elected to vice president in 1995.
                                            Joined BNA in 1976.


Paul N. Wojcik              54            President and Chief Executive Officer
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

As of February 22, 2003, there were 1,517 Class A shareholders, 292 Class B shareholders, and 24 Class C shareholders. During 2002, the Company repurchased 2,898,819 shares of Class B stock and 133,749 shares of Class C stock from retired employees.

Established stock price and dividends declared during 2002 and 2001 were as follows:

      Stock Price
            January 1, 2001 - March 25, 2001                $8.85
            March 26, 2001 - September 23, 2001              9.60
            September 24, 2001 - March 24, 2002              9.75
            March 25, 2002 - September 22, 2002             10.00
            September 23, 2002 - December 31, 2002          10.50

      Record  Date and Dividend Amount
            March 24, 2001                                   $.15
            September 22, 2001                                .15
            March 23, 2002                                    .15
            September 21, 2002                                .15


The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                     PART II

Item 6.     Selected Financial Data
            -----------------------

                      The Bureau of National Affairs, Inc.
             Consolidated Operating and Financial Summary: 2002-1998
              (Dollar amounts in thousands, except per share data)


                                 2002      2001      2000      1999      1998
                               --------  --------  --------  --------  --------
Operating Revenues             $309,790  $305,965  $297,399  $283,959  $271,328
Operating Expenses              281,900   291,489   269,365   260,653   250,728
-------------------------------------------------------------------------------
Operating Profit                 27,890    14,476    28,034    23,306    20,600
Non-operating Income:
  Investment Income               6,235     8,542     9,327     9,516     9,077
  Interest Expense               (5,829)   (6,000)   (1,654    (1,026)     (899)
  Other Income (Expense)            191     4,421    (1,200)      112      (432)
-------------------------------------------------------------------------------
Income Before Income Taxes
  and Cumulative Effect of
  Accounting Change              28,487    21,439    34,507    31,908    28,346
Income Taxes                      9,670     8,177    11,353    10,898     8,753
                               ------------------------------------------------
Income from Operations           18,817    13,262    23,154    21,010    19,593
Cumulative Effect of
 Accounting Change (a)           (4,440)      ---    (7,470)      ---       ---
                               ------------------------------------------------
Net Income                     $ 14,377  $ 13,262  $ 15,684  $ 21,010  $ 19,593
-------------------------------================================================
Profit Ratios (b):
  % of Operating Revenues           6.1       4.3       7.8       7.4       7.2
  % of Avg Stockholders' Equity    43.6      21.9      33.5      28.7      26.6
-------------------------------------------------------------------------------
Earnings Per Share from Operations $.53      $.35      $.59      $.52      $.47
Cumulative Effect of
 Accounting Change (a)             (.12)      ---      (.19)      ---       ---
                               ------------------------------------------------
Total earnings per share           $.41      $.35      $.40      $.52      $.47
                               ================================================
Dividends Per Share                $.30      $.30      $.28      $.26      $.24
-------------------------------================================================
Balance Sheet Data:
  Total Assets                 $347,327  $384,583  $367,900  $319,728  $321,390
  Long-Term Debt                 75,000    84,000    59,000    14,000    14,000
-------------------------------================================================
Employee Data:
  Number of Employees             1,999     2,121     2,085     2,007     2,055
  Total Employment Costs       $166,005  $162,060  $150,345  $146,628  $137,386
-------------------------------================================================
Stockholder Data at Year-End:
  Number of Stockholders          1,834     1,807     1,782     1,836     1,791
  Common Shares Outstanding
   (In thousands)                34,922    37,492    38,797    40,305    41,140
-------------------------------================================================
Per share figures and number of shares outstanding have been adjusted to reflect the five-for-one stock split effective September 23, 2001.

(a) Includes the cumulative effects of the changes in accounting for goodwill in 2002, and for selling expenses in 2000.

(b) Based on net income excluding the cumulative effects of the accounting changes.

Selected Quarterly Data

The following is quarterly financial information (unaudited) for 2002 and 2001 (in thousands of dollars).

                                        First     Second    Third     Fourth
              2002 (a)                 Quarter   Quarter   Quarter   Quarter
                                        Ended     Ended     Ended     Ended
                                       March 23  June 15   Sept. 7   Dec. 31
------------------------------------------------------------------------------
Revenues                               $66,956   $71,601   $68,456   $102,777
Gross Profit                            30,103    33,722    30,638     48,552
Income Before Cumulative Effect
  of Accounting Change                   4,131     4,466     3,789      6,431
Cumulative Effect of Accounting
  Change                                (4,440)      ---       ---        ---
                                     -----------------------------------------
Net Income (Loss)                         (309)    4,466     3,789      6,431

Earnings Per Share:
Income Before Cumulative Effect
  of Accounting Change                 $   .11   $   .13   $   .11   $    .18
Cumulative Effect of
  Accounting Change                       (.12)      ---       ---        ---
                                     -----------------------------------------
Net Income                             $  (.01)  $   .13   $   .11   $    .18


                                       Quarter   Quarter   Quarter   Quarter
              2001 (b)                  Ended     Ended     Ended     Ended
                                       March 24  June 19   Sept. 11  Dec. 31
------------------------------------------------------------------------------
Revenues                               $65,925   $69,978   $71,366   $98,696
Gross Profit                            29,439    29,766    33,401    46,970
Net Income                               3,439     1,636     3,305     4,882

Earnings Per Share:                    $   .09   $   .04   $   .09   $   .13



(a) First quarter, 2002 restated to show cumulative effect of accounting change for goodwill, effective January 1, 2002.

(b) Earnings per share figures adjusted to reflect the five-for-one stock split effective September 23, 2001.

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

2002 vs. 2001

Business was negatively impacted by the lingering economic slowdown in 2002. BNA's revenue growth continued to slow and investment income was down, but aggressive cost cutting led to better bottom-line results. Financial results include a $4.4 million charge recorded as a cumulative effect of an accounting change, as described in Note 7 to the consolidated financial statements. Net income was $14.4 million and earnings per share were $.41.

Consolidated revenues of $309.8 million were up 1.3 percent compared to the prior year, but operating expenses decreased 3.3 percent. The added revenues resulting from owning STF for all of 2002, compared to only part of 2001, accounted for all of the growth in consolidated revenues. The consolidated operating profit was up 92.7 percent, reflecting improvements in each of the three operating segments. Excluding the cumulative effect of the accounting change, net income was $18.8 million, a 41.9 percent increase, and earnings per share were up 51.4 percent, to $.53, compared to 2001.

The Publishing segment - which aggregates the Parent with Tax Management Inc. (excluding Software), IOMA, Pike & Fischer, Inc., BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc. - generated 85 percent of consolidated revenues. Publishing revenues were down 1.2 percent. Operating expenses decreased 4.2 percent, reflecting cost containment efforts. Twelve new products were launched in 2002. Identifiable development expenses for new products and improvements on existing products were $5.7 million in 2002 and $4.0 million in 2001. Operating expenses in 2002 also include an identifiable $3.3 million for developing improved business and publishing systems, compared to $5.3 million in 2001. Publishing operating profit was up 48.4 percent compared to 2001.

The Printing segment, which includes The McArdle Printing Company, Inc., experienced a 1.1 percent increase in sales, reflecting a 4.9 percent increase from external customers and a 4.3 percent decrease in intersegment revenues. Sales to commercial customers suffered from the general economic slowdown, especially the reduced demand for financial printing caused by subdued capital markets, but improved nonetheless due to sales to new customers. Intercompany revenues continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses decreased 0.5 percent, reflecting lower variable costs and workforce reductions. Printing operating profit was $748,000 in 2002, compared to $174,000 in 2001.

The Software segment combines BNA Software, a division of Tax Management Inc., with STF Services Corporation, which was acquired in April 2001. Segment revenues increased 32 percent due primarily to the full year inclusion of STF, but also to a nearly 7 percent growth in BNA Software revenues and to a $1.3 million contract termination settlement. Operating expenses were up 2.2 percent, reflecting BNA Software's higher staffing costs and expenses related to a major new product and the inclusion of STF for a full year. The effect of these expense increases was mitigated by a 2002 abatement of a $450,000 tax penalty related to STF which had been accrued in 2001. The segment recorded a $5 million operating profit in 2002 compared to a $.6 million operating loss in 2001.

Non-operating income decreased to $.6 million in 2002, from $7 million in 2001, mainly due a large gain on the sales of publications on 2001. Investment income was lower due to lower investment balances and lower market yields. Interest expense was slightly lower.

The consolidated federal, state, and local effective income tax rate decreased to 33.9 percent in 2002 from 38.1 percent in 2001, mainly due to lower state and local taxes and less non-deductible expenses, partially offset by lower tax-exempt interest.

2001 vs. 2000

Consolidated revenues of $305.9 million were up 2.9 percent compared to the prior year while operating expenses increased 8.2 percent. The operating profit was down 48.4 percent due to declines in each of the three operating segments. Net income was $13.3 million, a decline of 42.7 percent, and earnings per share were down 40.7 percent, to $.35, compared to the 2000 income before cumulative effect of accounting change. Excluding the revenues and operating expenses of two acquired businesses, consolidated revenues were essentially even with 2000, and operating profit was down 22.7 percent. The consolidated federal, state, and local effective income tax rate increased to 38.1 percent in 2001 from 32.9 percent in 2000, mainly due to a higher state and local tax assessment, which accounted for 4.4 percent of the increase.

The Publishing operating segment generated 87 percent of consolidated revenues. Publishing revenues were up 3.0 percent, reflecting the acquisition of Kennedy, new products, and price increases. Operating expenses increased 6.0 percent. Excluding the results of Kennedy, revenues were flat, and operating expenses were up 1.2 percent. Fifteen new products were launched in 2001. Development expenses for new products and improvements on existing products were $4.0 million in 2001 and 2000. Operating expenses in 2001 also include an identifiable $5.3 million for developing improved business and publishing systems, compared to $4.8 million in 2000. Operating profit was down 30.3 percent compared to 2000.

The Printing operating segment experienced an 11.4 percent decrease in sales, reflecting a 14.3 percent decrease from external customers and a 7.0 percent decrease in intersegment revenues. Sales to commercial customers suffered from the general economic slowdown, especially the reduced demand for financial printing caused by subdued capital markets. Intercompany revenues continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses decreased 5.7 percent, due to lower variable costs and workforce reductions. Printing operating profit was $174,000 in 2001, compared to $2.6 million in 2000.

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

Cash Flows, Liquidity, and Financial Resources

The Company maintains its financial reserves in cash and investment securities, which, along with its operating cash flows, are sufficient to fund ongoing expenditures for operations and to support employee ownership. Cash provided from operating activities increased $1.5 million in 2002, reflecting a 0.8 percent decrease in collections, and a 1.4 percent reduction in operating expenditures.

Cash provided from investing activities netted to $4.9 million. Capital expenditures amounted to $5.8 million, including $4.7 million for property and equipment additions and capitalized software, and $1.1 million related to acquisitions. Capital expenditures for 2003 are expected to be approximately $7.6 million. Cash provided from the investment portfolio was $10.7 million.

Cash used for financing activities netted to $40.6 million. Capital stock repurchases amounted to $33 million, most of which were mandatory tenders. Debt principal repayments amounted to $4 million, and the Company paid cash dividends of $10.7 million in 2002. Sales of Class A capital stock to employees totaled $7.1 million.

The Company's commitment to employee ownership is supported by its policy to repurchase all stock tendered by stockholders that is in excess of employee stock plan purchases. As of December 31, 2002, capital stock with a market value of $16.1 million and $1.8 million are known or expected to be tendered in 2003 and 2004, respectively. The actual amount repurchased will likely be higher.

Contractual cash obligations as of December 31, 2002 were as follows (in thousands of dollars):

                                               Payments Due by Period
Contractual                      Less than       1-3         4-5      After 5
Obligations:            Total      1 Year       Years       Years       Years
-------------------  ----------  ----------  ----------  ----------  ----------
Term Debt            $  80,000   $   5,000   $  12,500   $  18,000   $  44,500
Operating Leases        29,720       8,591      13,072       6,675       1,382
-------------------  ----------  ----------  ----------  ----------  ----------
Total                  109,720      13,591      25,572      24,675      45,882

With nearly $124 million in cash and investment portfolios and a $5 million loan facility, the financial position and liquidity of the Company remain very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

Other Disclosures

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The Company evaluates its estimates and assumptions on an ongoing basis using a combination of historical information and other information that is believed to be relevant. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below.

The Company has $73.8 million of goodwill at year-end 2002. As described in Note 7 to the Company's financial statements, goodwill is no longer being amortized. Instead, the carrying amount of goodwill was subjected to a transition test in the second quarter of 2002, followed by annual periodic testing in 2002 and thereafter. The transition test resulted in a $4.4 million write down, recorded as a cumulative effect of an accounting change. Annual testing requires that goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense. The Company updated its analysis of goodwill as of December 31, 2002 and determined that there was no further impairment. Goodwill amortization expense was $3.6 million in 2001.

The Company has $30.6 million of intangible assets at year-end 2002, as summarized in Note 9 to the Company's financial statements. Most of these are identified assets of Kennedy and STF at the time of their respective acquisitions, and their initial values and estimated lives were established by independent appraisals. In addition, intangible assets include software that is used internally and software developed for sale. The Company periodically evaluates the recoverability of the intangible assets, which are amortized, and their estimated remaining lives. If an impairment in value occurs, an impairment expense must be recorded, and estimated amortization periods may be reduced. Amortization expense was $10.3 million in 2002, including a $1.9 million impairment charge, and $6 million in 2001.

Two businesses which incurred operating losses in 2002, Kennedy and IOMA, have goodwill and intangible assets totaling $55.6 million. Continuing operating losses or revenue base deterioration would likely result in future impairment losses.

The Company has recorded $30.1 million of net deferred income tax assets as of year-end 2002, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

The Company has postretirement benefit liabilities totaling $70.7 million at year-end 2002, as described in Note 4 to the Company's financial statements. Independent actuaries use a number of assumptions to compute these liabilities, and related benefit expenses. These include life expectancies, retirement ages, health care cost trends, compensation increases, discount rates, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with the actuaries, periodically reviews the assumptions and revises them when appropriate. Total expenses for the postretirement benefits that were subject to estimates and assumptions were $10 million in 2002 and $8.1 million in 2001.

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities in July 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the case in prior guidance. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The company will adopt the provisions of SFAS 146 as of January 1, 2003. The effect of adopting this Statement is not expected to have a material effect on the Company's future financial position or overall trends in results of operations.

The FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123", in October and December 2002, respectively. These Statements are not expected to have any effect on the Company's future financial position.

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

The maturity dates and average interest yields for fixed-income securities debt held in the Company's investment portfolio as of December 31, 2002 was as follows (in thousands of dollars):

Expected Maturity Date
-------------------------------------------------------------------------------
                          2003     2004     2005     2006     2007   Thereafter
----------------------- -------- -------- -------- -------- -------- ----------
Municipal Bonds          $22,566   $9,357   $7,205  $12,426  $19,035   $16,134

Average Interest Rate       3.3%     2.6%     4.2%     3.9%     3.7%      4.7%

Corporate Debt            $5,675   $1,038      ---      ---      ---    $3,593

Average Interest Rate       6.6%     5.2%      ---      ---      ---      9.0%
-------------------------------------------------------------------------------

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 80 percent of these instruments at year-end 2002 mature within five years. Shorter-term maturity investments reduce the risk that any decline in their fair value will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

                                     PART II


Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------


                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                        Consolidated Financial Statements

                           December 31, 2002 and 2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                   s\ KPMG LLP
                                   -----------
                                   KPMG LLP

Washington, D.C.
February 24, 2003

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                            (In thousands of dollars)


                                     ASSETS

                                                         December 31,
                                                   --------------------------
                                                     2002            2001
                                                   ----------     -----------
    Current Assets:
      Cash and cash equivalents (Note 5)           $  11,530      $   21,017
      Short-term investments (Note 5)                 28,241           7,288
      Receivables (Note 9)                            42,341          45,097
      Inventories (Note 9)                             3,598           3,726
      Prepaid expenses                                 3,843           4,440
      Deferred selling expenses (Note 3)               5,824           6,265
      Deferred income taxes (Note 8)                   7,447           5,951
                                                   ----------     -----------
       Total current assets                          102,824          93,784

    Marketable Securities (Note 5)                    84,220         116,656
    Property and Equipment (Note 9)                   33,209          36,465
    Deferred Income Taxes (Note 8)                    22,648          23,637
    Goodwill (Note 7)                                 73,782          76,700
    Intangible and Other Assets (Note 9)              30,644          37,341
                                                   ----------     -----------
    Total assets                                   $ 347,327      $  384,583
                                                   ==========     ===========


          See accompanying notes to consolidated financial statements.

                                                                   (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                            (In thousands of dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,
                                                   --------------------------
                                                      2002            2001
                                                   ----------      ----------
    Current Liabilities:
      Payables and accrued liabilities (Note 9)    $   41,180      $   41,766
      Deferred revenues (Note 3)                      126,614         132,378
      Current portion of long-term debt (Note 10)       5,000             ---
                                                   ----------      ----------
    Total current liabilities                         172,794         174,144

    Long-Term Debt,less current portion (Note 10)      75,000          84,000
    Postretirement Benefits, less current portion      61,460          65,734
    (Note 4)
    Other Liabilities                                   6,614           5,829
                                                   ----------      ----------
    Total liabilities                                 315,868         329,707
                                                   ----------      ----------

    Commitments and Contingencies (Notes 11 & 12)

    Stockholders' Equity (Note 12):
      Common stock issued, $1.00 par value --
        Class A - 30,000,000 shares                    30,000          30,000
        Class B - 24,634,865 shares                    24,635          24,635
        Class C - 2,531,680 shares                      2,532           2,532
      Additional paid-in capital                        5,863           1,249
      Retained earnings                                90,017          86,373
      Treasury stock, at cost                        (119,698)        (89,181)
      Elements of other comprehensive income:
        Net unrealized (loss) on marketable
          securities                                   (1,811)           (719)
        Foreign currency translation adjustment           (79)            (13)
                                                   ----------      ----------
    Total stockholders' equity                         31,459          54,876
                                                   ----------      ----------
    Total liabilities and stockholders' equity     $  347,327      $  384,583
                                                   ==========      ==========


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
               (In thousands of dollars, except per share amounts)


                                                            Percent of Operating
                                                                  Revenue
                                                            --------------------
                                  2002     2001     2000     2002   2001   2000
                                -------- -------- --------  ------ ------ ------
Operating Revenues (Note 3)     $309,790 $305,965 $297,399  100.0% 100.0% 100.0%
                                -------- -------- --------  ------ ------ ------
 Operating Expenses (Notes 3,4,7,9 and 11):
 Editorial, production, and
  distribution                   166,775  166,389  157,813   53.8   54.4   53.1
 Selling                          55,354   66,282   62,776   17.9   21.7   21.1
 General and administrative       56,666   55,537   46,156   18.3   18.1   15.5
 Profit sharing                    3,105    3,281    2,620    1.0    1.1    0.9
                                -------- -------- --------  ------ ------ ------
Total Operating Expenses         281,900  291,489  269,365   91.0   95.3   90.6
                                -------- -------- --------  ------ ------ ------
Operating Profit                  27,890   14,476   28,034    9.0    4.7    9.4
                                -------- -------- --------  ------ ------ ------
Non-Operating Income:
  Investment income (Note 5)       6,235    8,542    9,327    2.0    2.8    3.1
  Interest expense (Note 10)      (5,829)  (6,000)  (1,654)  (1.9)  (2.0)  (0.5)
  Other income (expense)
   (Notes 2 and 6)                   191    4,421   (1,200)   0.1    1.5   (0.4)
                                -------- -------- --------  ------ ------ ------
Total Non-Operating Income           597    6,963    6,473    0.2    2.3    2.2
                                -------- -------- --------  ------ ------ ------
Income Before Income Taxes        28,487   21,439   34,507    9.2    7.0   11.6
Provision for Income Taxes         9,670    8,177   11,353    3.1    2.7    3.8
 (Note 8)
                                -------- -------- --------  ------ ------ ------
Income before cumulative
  effects of accounting changes   18,817   13,262   23,154    6.1%   4.3%   7.8%
                                                            ====== ====== ======
Cumulative effects of accounting
  changes (Notes 3 and 7)         (4,440)     ---   (7,470)
                                -------- -------- --------
Net Income                       $14,377  $13,262  $15,684
                                ======== ======== ========

Earnings Per Share (Note 12)
Income before cumulative
  effects of accounting changes  $   .53  $   .35  $   .59
Cumulative effects of
  accounting changes                (.12)     ---     (.19)
                                -------- -------- --------
Net Income Per Share                 .41      .35      .40
                                ======== ======== ========



          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                            (In thousands of dollars)


                                              2002         2001         2000
                                           ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net income                               $  14,377    $  13,262    $  15,684

  Items with different cash requirements
    than that reflected in net income -
    Cumulative effects of accounting changes   4,440          ---        7,470
    Depreciation and amortization             15,117       14,794       11,129
    (Gain) on sales of securities             (1,629)      (1,711)        (913)
    (Gain) loss on sales of assets              (191)      (4,421)       1,200
    Others                                       580          483         (137)

  Changes in operating assets and liabilities -
    Receivables                                2,971        3,251       (4,248)
    Deferred revenues                         (5,768)        (276)       4,301
    Payables and accrued liabilities          (4,647)      (2,896)       4,469
    Postretirement benefits                     (940)         122         (372)
    Deferred income taxes                        114       (1,392)         246
    Deferred selling expenses                    441        1,972           72
    Inventories                                  128          772          200
    Other assets and liabilities - net         1,266          750        1,814
                                           ---------    ---------    ---------
Net cash provided from operating activities   26,259       24,710       40,915
                                           ---------    ---------    ---------

Cash Flows from Investing Activities:
  Capital expenditures -
    Acquisition of businesses (net of
     $1,293 cash acquired in 2001)               ---      (25,460)     (46,360)
    Business purchase price adjustments         (753)         241          ---
    Purchase of equipment and furnishings     (1,414)      (3,535)      (3,316)
    Capitalized software                      (3,122)      (4,840)      (4,287)
    Building improvements                       (183)        (972)        (267)
    Proceeds from sales of assets                 48        4,156          156
    Purchase of publishing assets               (358)         ---       (2,255)
                                           ---------    ---------    ---------
    Net cash (used for) capital expenditures  (5,782)     (30,410)     (56,329)
                                           ---------    ---------    ---------



          See accompanying notes to consolidated financial statements.

                                                                   (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                            (In thousands of dollars)

                                             2002         2001         2000
                                           ---------    ---------    ---------
  Securities investments -
  Proceeds from sales and maturities         130,355      162,655      102,403
  Purchases                                 (119,683)    (149,924)    (107,805)
                                           ---------    ---------    ---------
  Net cash provided by (used for)
    securities investments                    10,672       12,731       (5,402)
                                           ---------    ---------    ---------
Net cash provided by (used for)
    investing activities                       4,890      (17,679)     (61,731)
                                           ---------    ---------    ---------

Cash Flows from Financing Activities:
  Sales of capital stock to employees          7,056        7,552        6,481
  Purchases of treasury stock                (32,959)     (20,163)     (19,588)
  Dividends paid                             (10,733)     (11,493)     (11,187)
  Repayment of borrowings                     (4,000)         ---          ---
  Borrowings                                     ---       25,000       45,000
                                           ---------    ---------    ---------
Net cash provided by (used for)
 financing activities                        (40,636)         896       20,706
                                           ---------    ---------    ---------

Net Increase (Decrease) in Cash
  and Cash Equivalents                        (9,487)       7,927         (110)

Cash and Cash Equivalents, beginning
  of year                                     21,017       13,090       13,200
                                           ---------    ---------    ---------
Cash and Cash Equivalents, end of year     $  11,530    $  21,017    $  13,090
                                           =========    =========    =========


Supplemental Cash Flow Information:
  Interest paid                            $   5,802    $   5,436    $     968
  Income taxes paid                            9,360       13,110       11,730

Non Cash Investing Activities:
  Acquisitions of businesses -
  Fair value of assets acquired                         $  33,447    $  47,561
  Cash paid                                               (26,753)     (46,360)
                                                        ---------    ---------
  Liabilities assumed                                   $   6,694    $   1,201
                                                        =========    =========

          See accompanying notes to consolidated financial statements.


                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (In thousands of dollars)
                                     Comprehensive  Capital   Additional                          Accum.Other
                                        Income       Stock     Paid-In    Retained   Treasury    Comprehensive
                                       (Note 13)    Issued     Capital    Earnings     Stock        Income
                                     ------------   -------   ---------   --------   ---------   -------------
Balance, January 1, 2000                            $11,912   $ 44,421    $80,107    $ (61,380)  $  (2,857)
 Net Income                             $  15,684       ---        ---     15,684          ---         ---
 Other Comprehensive Income, net
  of tax:
   Unrealized gain on marketable
    securities                              2,488       ---        ---        ---          ---       2,488
   Currency translation adjustment             32       ---        ---        ---          ---          32
                                     ------------
Comprehensive Income                    $  18,204
                                     ============
 Sales of Class A treasury shares
  to employees                                          ---      4,499        ---        1,982         ---
 Repurchases of shares                                             ---        ---      (19,588)        ---
 Cash dividends--$.28 per share                                    ---    (11,187)         ---         ---
                                                    -------  ---------    --------    --------   -----------
Balance, December 31, 2000                           11,912     48,920     84,604      (78,986)       (337)

 Net Income                             $  13,262       ---        ---     13,262          ---         ---
 Other Comprehensive Income, net
  of tax:
   Unrealized (loss) on marketable
    securities                               (405)      ---        ---        ---          ---        (405)
   Currency translation adjustment             10       ---        ---        ---          ---          10
                                     ------------
Comprehensive Income                    $  12,867
                                     ============
 Sales of Class A treasury shares
  to employees                                          ---      5,103        ---        2,449         ---
 Retirement of Class A treasury shares                 (479)    (7,040)       ---        7,519         ---
 Five-for-One stock split                            45,734    (45,734)       ---          ---         ---
 Repurchases of shares                                  ---        ---        ---      (20,163)        ---
 Cash dividends--$.30 per share                         ---        ---    (11,493)         ---         ---
                                                    -------  ---------    --------   ---------   -----------
Balance, December 31, 2001                           57,167      1,249     86,373      (89,181)       (732)

 Net Income                             $  14,377       ---        ---     14,377          ---         ---
 Other Comprehensive Income, net
  of tax:
   Unrealized (loss) on marketable
    securities                             (1,092)      ---        ---        ---          ---      (1,092)
   Currency translation adjustment            (66)      ---        ---        ---          ---         (66)
                                     ------------
Comprehensive Income                    $  13,219
                                     ============
 Sales of Class A treasury shares
  to employees                                          ---      4,614        ---        2,442         ---
 Repurchases of shares                                  ---        ---        ---      (32,959)        ---
 Cash dividends--$.30 per share                         ---        ---    (10,733)         ---         ---
                                                    -------  ---------    --------   ---------   ------------
Balance, December 31, 2002                          $57,167  $   5,863    $90,017    $(119,698)  $  (1,890)
                                                    =======  =========    ========   =========   ============

          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


(1)   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the Parent) and its subsidiary companies (consolidated, the Company). Material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

      The carrying value of financial assets and liabilities reported in the financial statements, other than long-term debt, approximates fair value. The reported amounts of some assets and liabilities and the disclosures of contingent assets and liabilities result from management estimates and assumptions which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates and assumptions are used for measuring such items as postretirement benefits, deferred tax assets, and the allowance for doubtful accounts, and for evaluating the possible impairment of intangible assets and goodwill. Estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)   ACQUISITIONS AND DISPOSITIONS

      In April 2001, the Company acquired all of the outstanding stock of STF Services Corporation (STF). STF converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including the Company. The Company paid $26.8 million in cash and assumed liabilities of $6.7 million. Additional monies could also be paid if annual performance targets are exceeded through 2003. The acquisition was partially financed with a $25 million loan from an insurance company. The acquisition was accounted for as a purchase; accordingly, STF's financial results have been included with those of the Company since the acquisition date. Based on an independent appraisal, a portion of the purchase price was allocated to identifiable intangible assets that are being amortized on a straight-line basis over three to five years. The majority of the purchase price was assigned to goodwill.

      In November 2000, the Company acquired all of the publishing and operating assets of Kennedy Information, LLC (Kennedy), a publisher of newsletters, magazines, directories, and conferences. The Company paid $46.4 million in cash and assumed liabilities of $1.2 million. Additional monies could also be paid out if annual performance targets are exceeded through 2004. The acquisition was partially financed with a $45 million loan from an insurance company. The acquisition was accounted for as a purchase; accordingly, Kennedy's financial results have been included with those of the Company since the acquisition date. Based on an independent appraisal, a portion of the purchase price was allocated to identifiable intangible assets that are being amortized on a straight-line basis over three to 10 years. The majority of the purchase price was assigned to goodwill.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company combined with STF and Kennedy as if the acquisitions had occurred at the beginning of 2000. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, amortization of goodwill and other intangible assets, and related income taxes (in thousands, except per share data).
                                                    2001         2000
                                                 ---------   ----------
        Revenues                                 $ 309,678    $ 313,482
        Net Income                               $  14,766    $  12,435
        Earnings per share                       $     .39    $     .31


                                                                   (Continued)

      On a pro forma basis, earnings per share would have increased by $.04 in 2001 and decreased by $.09 for 2000. However, these pro forma results may not be indicative of the results of operations which would have resulted had STF, Kennedy, and the Company been a consolidated entity during those years or of future results of operations of the consolidated entities. These pro forma results may not be indicative of what the purchase price would have been at that time.

      During 2002, the Company purchased the publishing assets, primarily customer lists, from another publisher. The total cost was $846,000, consisting of $772,000 in cash, payable over four years, and the balance in assumed liabilities.

      During 2000, the Company purchased subscriber lists from other publishers. The total cost was $3,255,000, consisting of $2,255,000 in cash and the balance in assumed liabilities. The cost was assigned to customer lists.

      The Company sells publications from time to time. Sales of publishing assets have resulted in gains of $160,000, $4,430,000, and $16,000 for 2002, 2001, and 2000 respectively, which have been recorded as other income on the consolidated statements of income. The revenues and operating expenses of the publications sold were not significant.


(3)   RECOGNITION OF REVENUES AND SELLING EXPENSES

      Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms, which are primarily one year. The deferred revenues, which consist almost entirely of deferred subscription revenues, are classified on the balance sheet as a current liability; however, the cost to fulfill the Company's subscription obligation will be substantially less than the liability amount shown. Revenues are recognized when products are delivered to customers, net of appropriate reserve for returns.

      Advertising costs are expensed as incurred and were $7,478,000, $10,275,000 and $8,423,000 in 2002, 2001, and 2000 respectively.

      Prior to 2000, the Company deferred all subscription-related field-selling expenses. Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements; which permits the deferral of only direct and incremental expenses (sales commissions) when related revenues are deferred. The cumulative effect of this change in accounting was to write off $12,276,000 in previously deferred selling expenses, resulting in a non-cash expense of $7,470,000 net of taxes.


(4)   EMPLOYEE BENEFIT PLANS

      The Company has noncontributory defined benefit pension plans covering employees of the Parent. Benefits are based on years of service and average annual compensation for the highest paid five years during the last 10 years of service. The plans provide for five-year cliff vesting.

                                                           (Continued)

      Pension expense is recorded on an accrual basis in accordance with financial reporting standards. Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                   2002       2001       2000
                                                ---------- ---------- ----------
   Service cost benefits earned during the year $   5,807  $   4,863  $   4,472
   Interest cost                                    8,024      7,642      7,183
   Expected return on plan assets during the year (7,172) (7,409) (7,436) Recognized net actuarial gain and amortization
    of transition assets and prior service costs     (334)      (454)    (1,042)
                                                ---------- ---------- ----------
    Net pension expense                         $   6,325  $   4,642  $   3,177
                                                ========== ========== ==========

      In addition to providing pension benefits, the Company extends certain health care and life insurance benefits (other postretirement benefits) to retired employees of the Parent.

      Other postretirement benefits expense is recorded in accordance with financial reporting standards, which require that the present value of these benefits be accrued during employees' working careers. Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                   2002       2001       2000
                                                ---------- ---------- ----------
        Service cost benefits earned during     $   2,185  $   1,989  $   1,911
        the year
        Interest cost                               3,688      3,611      3,477
        Expected return on plan assets during      (1,612)    (1,489)    (1,053)
        the year
        Recognized net actuarial gain and
          amortization of prior service cost         (559)      (703)      (829)
                                                ---------- ---------- ----------
        Other postretirement benefits expense   $   3,702  $ 3,408    $   3,506
                                                ========== ========== ==========

                                                                   (Continued)

      The following table sets forth the changes in benefits obligations and assets, the funded status of the plans, and the liabilities recognized in the Company's Consolidated Balance Sheets as of December 31 (in thousands of dollars, except percentages):

                                                                  Other
                                                              Postretirement
                                      Pension Benefits          Benefits
                                    --------------------- ---------------------
                                       2002       2001       2002       2001
                                    ---------- ---------- ---------- ----------
   Change in benefit obligation:
   Benefit obligation--January 1    $ 114,766  $ 101,455  $  53,046  $  50,872
   Service cost                         5,807      4,863      2,185      1,989
   Interest cost                        8,024      7,642      3,688      3,611
   Actuarial (gain) loss               12,530      5,889     11,391     (1,667)
   Benefits paid                       (5,105)    (5,083)    (1,621)    (1,759)
                                    ---------- ---------- ---------- ----------
   Benefit obligation--December 31    136,022    114,766     68,689     53,046
                                    ---------- ---------- ---------- ----------
   Change in plan assets:
   Fair value of plan assets-Jan. 1    86,831     89,430     18,963     17,520
   Actual return on plan assets        (5,944)    (1,680)    (1,694)      (557)
   Employer contribution                9,180      4,000        ---      2,000
   Benefits paid                       (4,941)    (4,919)       ---        ---
                                    ---------- ---------- ---------- ----------
   Fair value of plan assets-Dec 31    85,126     86,831     17,269     18,963
                                    ---------- ---------- ---------- ----------
   Projected benefit obligation in
    excess of plan assets              50,896     27,935     51,420     34,083
   Unrecognized transition asset          ---        376        ---        ---
   Unrecognized net gain (loss)       (27,319)    (1,889)    (4,424)    10,779
   Unrecognized prior service cost       (106)        69        233        287
                                    ---------- ---------- ---------- ----------
   Accrued liability                   23,471     26,491     47,229     45,149
     Less current portion               7,604      4,165      1,636      1,741
                                    ---------- ---------- ---------- ----------
   Long-term portion                $  15,867  $  22,326  $  45,593  $  43,408
                                    ========== ========== ========== ==========

   Assumed discount rate                 6.5%       7.0%       6.5%       7.0%
   Assumed rate of compensation
    increase                             5.0%       5.0%        ---        ---
   Expected long term rate of
    return on assets                     8.5%       8.5%       8.5%       8.5%

      Plan assets include cash equivalents, equity securities, and fixed income securities. The benefit obligations have been calculated by an independent actuary.

      The Company's funding practice with respect to pension benefits is to contribute amounts which, at a minimum, satisfy ERISA requirements. The Company contributed $9,180,000 in 2002 and $4,000,000 in 2001. The
      Company's policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust.



                                                                   (Continued)

      The December 31, 2002 postretirement benefit obligation was determined using an assumed health care cost trend rate of 4.5 percent in 2003 and each year thereafter over the projected payout period of the benefits. A one percent increase in the assumed health care cost trend rate for each year would increase the year-end postretirement benefit obligation by $12.3 million and the 2002 postretirement benefit expense by $1.2 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $9.8 million and the postretirement benefit expense by $0.9 million.

      In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiary companies. Pension expense for these plans was $1,460,000 in 2002, $1,467,000 in 2001, and $1,282,000 in 2000.


 (5)  INVESTMENTS AND INVESTMENT INCOME

      Cash and investments consisted of the following (in thousands of dollars):

                                                         December 31,
                                                  -------------------------
                                                     2002           2001
                                                  ----------     ----------
        Cash and cash equivalents                 $  11,530      $  21,017
        Short-term investments                       28,241          7,288
        Marketable securities                        84,220        116,656
                                                  ----------     ----------
        Total                                     $ 123,991      $ 144,961
                                                  ==========     ==========

      Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed-income investments, maturing in one year or less. Marketable securities consist of fixed-income securities maturing in more than one year and equity securities.

      Investment income consisted of the following (in thousands of dollars):

                                              2002         2001         2000
                                           ----------   ----------   ----------
        Interest income                    $   3,771    $   6,066    $   7,592
        Dividend income                          835          765          822
        Net gain on sales of securities        1,629        1,711          913
                                           ----------   ----------   ----------
       Total                               $   6,235    $   8,542    $   9,327
                                           ==========   ==========   ==========

      Proceeds from the sales and maturities of securities were $130,355,000, $162,655,000, and $102,403,000 in 2002, 2001, and 2000 respectively. Gross realized gains and (losses) from these sales were $1,717,000 and $(88,000) in 2002, $1,909,000 and $(198,000) in 2001, $1,043,000 and $(130,000) in
      2000. The specific identification method is used in computing realized gains and losses.


                                                                   (Continued)

      The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized     Fair
        December 31, 2002           Cost       Gains       Losses      Value
        -----------------        ----------  ----------  ----------  ----------
        Equity securities        $  18,568   $      50   $  (3,186)  $  15,432
        Municipal bonds             86,199       1,606      (1,082)     86,723
        Corporate debt              10,478          47        (219)     10,306
                                 ----------  ----------  ----------  ----------
        Total                    $ 115,245   $   1,703   $  (4,487)  $ 112,461
                                 ==========  ==========  ==========  ==========

        December 31, 2001
        -----------------
        Equity securities        $  11,238   $    ---    $    (697)  $  10,541
        Municipal bonds            100,273      1,248       (1,753)     99,768
        Corporate debt              13,538        127          (30)     13,635
                                 ----------  ----------  ----------  ----------
        Total                    $ 125,049   $  1,375    $  (2,480)  $ 123,944
                                 ==========  ==========  ==========  ==========

      Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 2002 were as follows (in thousands of dollars):

                                                   Amortized         Fair
                                                     Cost           Value
                                                  -----------    -----------
        Within one year                           $   28,157     $   28,241
        One through five years                        48,315         49,061
        Five through ten years                        13,908         13,543
        Over ten years                                 6,297          6,184
                                                  -----------    -----------
        Total                                     $   96,677     $   97,029
                                                  ===========    ===========

(6)   OTHER INCOME (EXPENSE)

      Other income (expense) was comprised of the following (in thousands of dollars):

                                                2002        2001        2000
                                             ----------  ----------  ----------
      Gain on sales of publishing assets     $     160   $   4,430   $      16
      Loss on sale of BNAC                         ---         ---      (1,035)
      Gains (losses) on disposals of assets         31          (9)       (181)
                                             ----------  ----------  ----------
      Total                                  $     191   $   4,421   $  (1,200)
                                             ==========  ==========  ==========

                                                                   (Continued)

      In August 1999, the Company sold BNA Communications Inc. (BNAC), a media-based training enterprise. The sales price was $2.1 million, consisting of cash and royalty receivables. In 2000, the collection of the receivable became doubtful and was fully reserved, resulting in the loss noted above.


(7)   GOODWILL

      During 2001 and 2000, goodwill was amortized using the straight-line method over periods not exceeding 40 years, and the Company assessed the recoverability of goodwill by comparing the undiscounted value of expected future operating cash flows to its book value.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS
      142) which establishes the accounting and financial reporting standards for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but instead are subject to an annual test for asset impairment, which could result in a charge to operations when their carrying amount exceeds their estimated fair value.

      Under the provisions of SFAS 142, a transition test of the $77 million of goodwill as of January 1, 2002, resulted in a writedown of $4.4 million; this is recorded on the consolidated statements of income as a Cumulative Effect of Accounting Change. Other changes to goodwill since December 31, 2001, were to reclass $411,000 for assembled workforce from other intangibles to goodwill as required by SFAS 142, to reclass and write off $20,000 for a subscription list purchased in 1965, and to record a $1,131,000 business acquisition purchase price adjustment.

      The following reconciles reported net income and earnings per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill and intangible assets that are no longer being amortized (as if SFAS 142 had been effective in 2001 and 2000), in thousands of dollars, except per share data:

                                               2002        2001        2000
                                            ----------  ----------  ----------
   Reported income before cumulative
     effects of accounting changes          $  18,817   $  13,262   $  23,154
   Goodwill amortization                          ---       2,577       1,008
   Assembled workforce amortization               ---          62          10
                                            ----------  ----------  ----------
   As adjusted                              $  18,817   $  15,901   $  24,172
                                            ==========  ==========  ==========

                                               2002        2001        2000
                                            ---------   ----------  ----------
   Reported earnings per share before cumulative
    effects of accounting changes           $    .53    $     .35  $      .59
   Goodwill amortization                         ---          .07         .02
   Assembled workforce amortization              ---          .00         .00
                                            ---------   ----------  ----------
   As adjusted                              $    .53    $     .42   $     .61
                                            =========   ==========  ==========

      The Company updated its analysis of goodwill impairment as of December 31, 2002 and determined that there was no further impairment because the estimated fair value of applicable reporting units was in excess of their net book value.
                                                                   (Continued)

      Goodwill assigned to the operating segments and the changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:


                                    Publishing  Printing   Software     Total
      ---------------------------   ---------- ---------- ---------- ----------
      Balance, January 1, 2002      $  54,047  $     917  $  21,736  $  76,700
      Reclass assembled workforce         411        ---        ---        411
      Writeoff subscriber list            (20)       ---        ---        (20)
      Business acquisition purchase
       price adjustments                  ---        ---      1,131      1,131
      Impairment charge                (4,440)       ---        ---     (4,440)
                                    ---------- ---------- ---------- ----------
      Balance, December 31, 2002    $  49,998  $     917  $  22,867  $  73,782
                                    ========== ========== ========== ==========


 (8)  INCOME TAXES

      The total income tax expense (benefit) was allocated as follows (in thousands of dollars):
                                                2002        2001        2000
                                             ----------  ----------  ----------
      Income Statement Provision for         $   9,670   $   8,177   $  11,353
      Income Taxes
      Stockholders' Equity--Change in:
       Unrealized gain (loss) on                  (587)       (217)      1,339
        marketable securities
       Foreign currency translation adjustment     (35)         5           18
                                             ---------- -----------  ----------
        Total                                $   9,048  $   7,965    $  12,710
                                             ========== ===========  ==========

   The provision for income taxes consisted of the following (in thousands of dollars):
                                               2002        2001        2000
                                            ----------  ----------  ----------
        Taxes currently payable:
           Federal                          $   8,127   $   5,746   $   9,924
           State and local                      1,373       3,697       1,456
                                            ----------  ----------  ----------
                                                9,500       9,443      11,380
                                            ----------  ----------  ----------
        Deferred tax provision:
           Federal                                338        (666)         93
           State and local                       (168)       (600)       (120)
                                            ----------  ----------  ----------
                                                  170      (1,266)        (27)
                                            ----------  ----------  ----------
        Total                               $   9,670   $   8,177   $  11,353
                                            ==========  ==========  ==========

                                                                   (Continued)

      Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                               Percent of Pretax Income
                                            --------------------------------
                                              2002        2001        2000
                                            --------    --------    --------
        Federal statutory rate                35.0%       35.0%       35.0%
        State and local income taxes, net
         of federal income tax benefit         2.7         9.4         2.5
        Goodwill amortization and other
          nondeductible expenses               0.3         3.7         1.7
        Tax exempt interest exclusion         (3.6)       (8.2)       (5.7)
        Dividends received exclusion          (0.5)       (0.8)       (0.6)
        Federal tax credit                      --        (1.0)         --
                                            --------    --------    --------
        Total                                 33.9%       38.1%       32.9%
                                            ========    ========    ========

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

                                                           December 31,
                                                     ------------------------
                                                        2002          2001
                                                     ----------    ----------
        Deferred tax assets:
         Other postretirement benefits               $  19,118     $  18,214
         Pension expense                                 9,611        10,806
         Inventories                                     1,739         2,179
         Annual leave                                    2,110         2,055
         Amortization of acquired intangible assets      1,393         1,133
         Tax loss carryforwards                            342           703
         Others                                          2,940         2,800
                                                     ----------    ----------
        Total deferred tax assets                       37,253        37,890
                                                     ----------    ----------
        Deferred tax liabilities:
         Capitalized software                           (4,235)       (4,677)
         Deferred selling expenses                      (2,319)       (2,498)
         Others                                           (604)       (1,127)
                                                     ----------    ----------
        Total deferred tax liabilities                  (7,158)       (8,302)
                                                     ----------    ----------
        Net deferred tax assets                      $  30,095     $  29,588
                                                     ==========    ==========



                                                                   (Continued)

      The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may affect the ultimate realization of all or some of these deferred tax assets. The Company has consistently achieved profitability and taxable income. In the opinion of management, based on expected future earnings and available tax planning strategies, it is more likely than not that the deferred tax assets, which are recorded net of $317,000 and $182,000 valuation allowances in 2002 and 2001, respectively, will be fully utilized. To the extent they are not utilized, the tax loss carryforwards expire in 2005 through 2022.


(9)   OTHER BALANCE SHEET INFORMATION

      Certain year-end balances consisted of the following (in thousands of dollars):

                                                        2002          2001
                                                     ----------    ----------
        Receivables:
           Customers                                 $  39,101     $  42,122
           Others                                        5,255         5,172
           Allowance for doubtful accounts              (2,015)       (2,197)
                                                     ----------    ----------
        Total                                        $  42,341     $  45,097
                                                     ==========    ==========


                                                        2002          2001
                                                     ----------    ----------
        Inventories:
           Materials and supplies                    $   2,108     $   2,204
           Work in process                                 277           358
           Finished goods                                1,213         1,164
                                                     ----------    ----------
        Total                                        $   3,598     $   3,726
                                                     ==========    ==========

      Inventories are valued at the lower of cost (principally average cost method) or market.

                                                        2002          2001
                                                     ----------    ----------
        Property and Equipment, at cost:
           Land                                      $   4,250     $   4,250
           Buildings and improvements                   51,105        50,922
           Furniture and equipment                      50,801        52,017
           Accumulated depreciation                    (72,947)      (70,724)
                                                     ----------    ----------
        Total                                        $  33,209     $  36,465
                                                     ==========    ==========

      The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements, and three to 10 years for furniture and equipment. Depreciation expense was $4,843,000 in 2002, $5,227,000 in 2001, and
      $6,450,000 in 2000. Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

                                                                   (Continued)

        Intangible and other assets:
        Amortizable assets:                            2002          2001
                                                    ----------    ----------
        Gross Carrying Amount--
             Software                               $   22,438    $  19,315
             Customer lists                             14,682       13,846
             Copyrights                                  9,145        9,145
             Others                                      4,801        6,084
                                                    -----------   ----------
                                                        51,066       48,390
                                                    -----------   ----------
        Accumulated amortization
             Software                                   (8,620)      (5,044)
             Customer lists                             (7,399)      (3,320)
             Copyrights                                 (1,972)      (1,058)
             Others                                     (2,575)      (1,761)
                                                    -----------   ----------
                                                       (20,566)     (11,183)
                                                    -----------   ----------
        Total amortizable assets                        30,500       37,207
                                                    -----------   ----------
        Other receivables                                  144          134
                                                    -----------   ----------
        Total                                       $   30,644    $  37,341
                                                    ===========   ==========

      Certain negative circumstances arose in 2002 that indicated the value of Kennedy Information Inc.'s customer publishing lists may have been impaired. These circumstances included lower than expected renewals due to the poor economy and the liquidation of a large public accounting firm which had been a customer. The lists were revalued at the end of 2002 using projected future profit contributions from the remaining customers, resulting in a $1,916,000 impairment loss. This writedown, a non-cash charge to income, is included in amortization expense and classified as general and administrative expense in the consolidated statements of income.

      Amortization expenses for these assets were $10,274,000 in 2002, $6,000,000 in 2001, and $3,586,000 in 2000. Amortizable assets are expensed evenly over their respective estimated lives, ranging from three to 10 years. Amortizable assets acquired in 2002 (and their estimated average lives) totaled $3,958,000, including $3,122,000 for software (five years) and $836,000 for customer lists (seven years). As of December 31, 2002, future estimated amortization expenses were as follows: 2003 - $8,233,000; 2004 - $6,692,000; 2005 - $5,728,000; 2006 - $4,216,000; 2007
      - $2,114,000.

                                                       2002          2001
                                                    ----------    ----------
      Payables and accrued liabilities:
         Accounts payable                           $  15,482     $  16,744
         Employee compensation and benefits            15,574        17,851
         Postretirement benefits, current portion       9,240         5,906
         Income taxes                                     884         1,265
                                                    ----------    ----------
        Total                                       $  41,180     $  41,766
                                                    ==========    ==========

 (10) LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands of dollars):

                                                          December 31,
                                                    ------------------------
                                                       2002          2001
                                                    ----------    ----------
      Note payable, unsecured, variable interest
        (LIBOR plus 0.2%; 2.1% for 2002
        and 4.6% for 2001), due 2003-2004          $   10,000     $  14,000
      Notes payable, unsecured, 8.15%, due
        2005-2010                                      45,000        45,000
      Notes payable, unsecured, 6.99%, due
        2007-2011                                      25,000        25,000
                                                   -----------    ----------
                                                       80,000        84,000
        Less current portion                           (5,000)          ---
                                                   -----------    ----------
        Total                                      $   75,000     $  84,000
                                                   ===========    ==========

      Maturities of long-term debt are as follows: 2003 and 2004, $5,000,000 each; 2005 and 2006, $7,500,000 each; 2007 through 2010, $10,500,000 each;
      2011, $13,000,000. The current rate of the variable rate note, effective through March 3, 2003, is 1.61%. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of long-term debt was $84,150,000 in 2002, and $87,510,000 in 2001.

      The Company also has a $5 million loan facility and a $1.5 million unsecured line of credit, of which $583,000 is being used to secure letters of credit.


(11)  COMMITMENTS AND CONTINGENCIES

      The Company has non-cancelable operating leases for office space, equipment and vehicles. Total rent expense was $7,961,000 in 2002, $7,981,000 in 2001, and $6,468,000 in 2000.

      As of December 31, 2002, future minimum lease payments under non-cancelable operating leases were as follows: 2003 - $8,591,000; 2004 - $7,062,000; 2005 - $6,010,000; 2006 - $5,198,000;
      2007 - $1,477,000; thereafter - $1,382,000.

      Certain business acquisition purchase agreements provide for additional payments if annual performance targets are exceeded. Estimated payments under these agreements are not expected to be material.

      The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.


 (12) STOCKHOLDERS' EQUITY

      Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation and bylaws. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 2002, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively.
                                                                   (Continued)

      In April 2001, the stockholders approved an increase in authorized shares of common stock and approved a five-for-one stock split. All per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

      Treasury share transactions, adjusted for the stock split, were as follows:

                                                 Treasury Stock Shares
                                           -----------------------------------
                                            Class A     Class B     Class C
                                           ----------- ----------- -----------
       Balance, January 1, 2000            15,027,410   3,183,680   1,044,945
       Sales to employees                    (775,920)        ---         ---
       Repurchases                            313,300   1,947,500      23,350
       Conversions of Class A to Class B    1,568,285  (1,568,285)        ---
                                           ----------- ----------- -----------
       Balance, December 31, 2000          16,133,075   3,562,895   1,068,295

       Retirement of Class A shares        (2,394,320)        ---         ---
       Sales to employees                    (799,997)        ---         ---
       Repurchases                            267,784   1,809,143      27,315
       Conversions of Class A to Class B    1,159,000  (1,159,000)        ---
                                           ----------- ----------- -----------
       Balance, December 31, 2001          14,365,542   4,213,038   1,095,610

       Sales to employees                    (689,055)        ---         ---
       Repurchases                            226,956   2,898,819     133,749
       Conversions of Class A to Class B      761,408    (761,408)        ---
                                           ----------- ----------- -----------
       Balance, December 31, 2002          14,664,851   6,350,449   1,229,359
                                           =========== =========== ===========

      The Company's commitment to employee ownership is supported by its policy to repurchase all stock tendered by stockholders that is in excess of employee stock plan purchases. As of December 31, 2002, capital stock with a market value of $16.1 million and $1.8 million are known or expected to be tendered in 2003 and 2004, respectively. The actual amount repurchased will likely be higher.

      Earnings per share have been computed based on the weighted average of all outstanding shares of stock which, adjusted for the stock split, were 35,490,169 in 2002, 38,078,978 in 2001, and 39,564,405 in 2000.

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

                                                                   (Continued)

(13)  OTHER COMPREHENSIVE INCOME (LOSS)

      Comprehensive income encompasses all changes in Stockholders' Equity except those arising from transactions with shareholders, and includes net income and other comprehensive income.

      Elements of other comprehensive income (loss) are shown below (in thousands of dollars):

                                                2002        2001        2000
                                             ----------  ----------  ----------
      Holding gains (losses) on securities
       arising during the year               $     (50)  $   1,089   $   4,740
      Less net gains included in net income      1,629       1,711         913
                                             ----------  ----------  ----------
      Changes in unrealized gains (losses)      (1,679)       (622)      3,827
      Less income taxes                           (587)       (217)      1,339
                                             ----------  ----------  ----------
      Net unrealized gains (losses)             (1,092)       (405)      2,488
                                             ----------  ----------  ----------
      Currency translation gains (losses)         (102)         15          50
      Less income taxes                            (36)          5          18
                                             ----------  ----------  ----------
      Net currency translation gains (losses)      (66)         10          32
                                             ----------  ----------  ----------
      Other comprehensive income (loss)      $  (1,158)  $    (395)  $   2,520
                                             ==========  ==========  ==========


(14)  SEGMENTS

      Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics.

      The Company has three operating segments, Publishing, Printing, and Software. Publishing operations consist primarily of the creation, production, and marketing of legal and regulatory and general business advisory information in print and electronic formats. Publishing aggregates the operations of the Parent with Tax Management Inc. (excluding its BNA Software division) and also includes the Parent's other publishing subsidiary companies. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.

      The Printing segment is the operations of The McArdle Printing Co., Inc., which provides printing and related services to mid-Atlantic customers. The Software segment combines the operations of BNA Software, which develops, produces, and markets tax and financial planning software, and STF Services Corporation, which develops, produces, and markets interactive, government approved forms software.

      Intersegment revenues approximate current market prices and are eliminated upon consolidation. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have 10 percent or more of its assets in foreign locations. Approximately 10 percent of Software revenues were derived from sales to a federal government agency.


                                                                   (Continued)

      Operating segment information is presented below (in thousands of dollars):

      Year Ended December 31, 2002     Publishing Printing  Software   Total
      --------------------------------  --------  --------  --------  --------
      Revenues from external customers  $262,929  $ 21,826  $ 25,035  $309,790
      Intersegment revenues                  ---    14,235     2,884    17,119
      Operating profit                    22,099       748     5,043    27,890
      Interest expense                     6,037        81         5     6,123
      Identifiable assets                299,144    17,454    37,308   353,906
      Depreciation and amortization       10,696       913     3,508    15,117
      Capital expenditures                 4,600       406       824     5,830

      Year Ended December 31, 2001     Publishing Printing  Software   Total
      --------------------------------  --------  --------  --------  --------
      Revenues from external customers  $266,193  $ 20,799  $ 18,973  $305,965
      Intersegment revenues                  ---    14,882       912    15,794
      Operating profit                    14,896       174      (594)   14,476
      Interest expense                     5,942       170        56     6,168
      Identifiable assets                333,638    17,077    39,612   390,327
      Depreciation and amortization       10,571       979     3,244    14,794
      Capital expenditures                 6,399       478    29,222    36,099

      Year Ended December 31, 2002     Publishing Printing  Software   Total
      --------------------------------  --------  --------  --------  --------
      Revenues from external customers  $258,483  $ 24,258  $ 14,658  $297,399
      Intersegment revenues                  ---    15,995       ---    15,995
      Operating profit (loss)             21,357     2,594     4,083    28,034
      Interest expense                     1,635       268       ---     1,903
      Identifiable assets                349,405    18,059     2,865   370,329
      Depreciation and amortization       10,037     1,092       ---    11,129
      Capital expenditures                55,037       513     1,935    57,485

      Reconciliation of items differing from consolidated totals are shown below (in thousands of dollars):

                                              2002         2001        2000
                                            ----------  ----------  ----------
      Total interest expense for
       reportable segments                  $   6,123   $   6,168   $   1,903
      Elimination of intersegment
       interest expense                          (294)       (168)       (249)
                                            ----------  ----------  ----------
       Consolidated interest expense        $   5,829   $   6,000   $   1,654
                                            ==========  ==========  ==========

      Total assets for reportable segments  $ 353,906   $ 390,327   $ 370,329
      Elimination of intersegment assets       (6,579)     (5,744)     (2,429)
                                            ----------  ----------  ----------
         Consolidated assets                $ 347,327   $ 384,583   $ 367,900
                                            ==========  ==========  ==========

           SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (In Thousands of Dollars)
--------------------------------------------------------------------------------
                               Column A Column B  Column C   Column D  Column E
--------------------------------------------------------------------------------
                                            Additions
                                        -------------------
                                           (1)      (2)
                                        -------------------
                                Balance | Charged| Charged |          | Balance
                                   at   |to Costs|to Other |          |   at
                               Beginning|   and  |Accounts-|Deductions| End of
           Description         of Period|Expenses|Describe |-Describe | Period
------------------------------- --------|--------|---------|----------|---------
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:
--------------------------------
Allowance for Doubtful Accounts
Receivable:
   Year ended December 31, 2002   $2,197    $457  $178(a)     $817(c)  $ 2,015
   Year ended December 31, 2001    2,029   2,255   186(a,b)  2,273(c)    2,197
   Year ended December 31, 2000    1,451   1,127    26(a)      575(c)    2,029

Allowance for Obsolete Inventory:
   Year ended December 31, 2002     $657   $(209)                        $ 448
   Year ended December 31, 2001      575      82                           657
   Year ended December 31, 2000      560      15                           575

Allowance for Deferred Tax Assets:
   Year ended December 31, 2002     $182    $135                         $ 317
   Year ended December 31, 2001      -0-     182                           182




Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.

(b)    Includes $65 acquired with Kennedy Information, Inc.

(c)    Net accounts written off.

                                     PART II

Item 9.     Changes in and Disagreements with Accountants on Accounting
            -----------------------------------------------------------
            and Financial Disclosure
            ------------------------

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years ended December 31, 2002 or through the date of this Form 10K.


                                    PART III

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, and 13, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2002. Such information is incorporated herein by reference.


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

                                     PART IV

Item 14.    Controls and Procedures.
            -----------------------

Paul N. Wojcik, the Company's Chief Executive Officer, and George J. Korphage, the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2002. Based on such evaluation, each of Messrs. Wojcik and Korphage concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Messrs. Wojcik and Korphage.

Item 15.    Exhibits, Financial Statement Schedules, and Report on Form 8-K
            ---------------------------------------------------------------

            The following documents are filed as part of this report:

(a)(1)      Financial Statements:                               Page
            ---------------------                               ----
            Report of Independent Auditors                       23
            Consolidated Balance Sheets as of December 31,
              2002 and 2001.                                     24
            Consolidated Statements of Income, Consolidated      26
              Statements of Cash Flows, and Consolidated
              Statements of Changes in Stockholders' Equity
              for each of the years ended December 31, 2002,
              2001, and 2000
            Notes to Consolidated Financial Statements           30


   (2)      Financial Statement Schedule:
            ----------------------------
            Report of Independent Auditors as to the
              financial statement schedule                       23

      V     Valuation and Qualifying Accounts and Reserves       45

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)      Exhibits:
            --------
       3.1  Certificate of Incorporation, as amended*

       3.2  By laws, as amended*

      11 Statement re: Computation of Per Share Earnings is contained in the 2002 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page 41 of this Form 10-K.

      21    Subsidiaries of the Registrant.**

      99.1 Proxy Statement for the Annual Meeting of security holders to be held on April 19, 2003***

      99.2 Annual Report on Form 11-K related to the BNA 401(k) Plan for the fiscal year ended December 31, 2002.**

      99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002.**

      99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002.**

       * Incorporated by reference to the Company's 2001 Form 10-K, Commission File Number 2-28286, filed on March 29, 2002. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

      **    Filed herewith.

     *** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2002.

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

                     THE BUREAU OF NATIONAL AFFAIRS, INC.


                  By:s/Paul N. Wojcik
                     ---------------------------------------
                     Paul N. Wojcik, Chief Executive Officer

                Date:March 6,2003
                     --------------------------------------
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


   By:s/Paul N. Wojcik                        By:s/George J.Korphage
   ------------------------------             ------------------------------
   Paul N. Wojcik,                            George J. Korphage, Vice President
   President and Chief Executive              and Chief Financial Officer
   Officer                                    (Chief Accounting Officer)
                                              Director

   Date:  March 6, 2003                       Date: March 6, 2003
   ------------------------------             ------------------------------



   By:s/William A Belz     3/6/03             By:s/David McFarland    3/6/03
   ------------------------------             ------------------------------
   William A. Beltz          Date             David P. McFarland        Date
   Chairman of the Board of Directors         Director

   By:s/Cynthia J. Bolbach 3/6/03             By:s/Gregory McCaffery  3/6/03
   ------------------------------             ------------------------------
   Cynthia J. Bolbach        Date             Gregory C. McCaffery      Date
   Director                                   Director


   By:s/Eunice Bumgardner  3/6/03             By:s/                   3/6/03
   ------------------------------             ------------------------------
   Eunice Lin Bumgardner     Date             Jonathan Newcomb          Date
   Director                                   Director


   By:s/Richard Cornfield  3/6/03             By:s/Ellen Taus         3/6/03
   ------------------------------             ------------------------------
   Richard H. Cornfield      Date             Ellen Taus                Date
   Director                                   Director


   By:s/                   3/6/03             By:s/Daniel W Toohey    3/6/03
   ------------------------------             ------------------------------
   David L. Foster           Date             Daniel W. Toohey          Date
   Director                                   Director


   By:s/Sandra C Degler    3/6/03             By:s/Robert L. Velte    3/6/03
   ------------------------------             ------------------------------
   Sandra C. Degler          Date             Robert L. Velte           Date
   Director                                   Director

   By:s/                   3/6/03
   ------------------------------
   John E. Jenc              Date
   Director

                        Form of Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Paul N. Wojcik, certify that:

1. I have reviewed this annual report on Form 10-K of The Bureau of National Affairs, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By:s/Paul N.Wojcik                          Date: March 20, 2003
    --------------------------------------      --------------------------------
    Paul N. Wojcik,
    President  and Chief  Executive Officer

                        Form of Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

    I, George J. Korphage, certify that:

1. I have reviewed this annual report on Form 10-K of The Bureau of National Affairs, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By:s/George J. Korphage                     Date: March 20, 2003
    --------------------------------------      --------------------------------
    George J. Korphage,
    Chief Financial Officer

                                  EXHIBIT INDEX


                                                                 Sequential Page
Number      Exhibit Description                                      Number
------      -------------------------------------------         ---------------
   3.1      Certificate of Incorporation, as amended                     *

   3.2      By laws, as amended                                          *

  11        Statement re: Computation of Per Share Earnings
             is contained in the 2002 Consolidated Financial
             Statements in the Notes to Consolidated Financial
             Statements, Note 12, "Stockholders' Equity,"               41

  21        Subsidiaries of the Registrant                              53

  99.1      Proxy Statement for the Annual Meeting of
             Stockholders to be held on April 19, 2003                  **

  99.2      Annual Report on Form 11-K related to the
             BNA 401(k) Plan for the fiscal year ended
             December 31, 2002 (Incorporated by reference
             Into this Form 10-K).                                      54

  99.3      Certification Pursuant to 18 U.S.C. Section 1350, as
             Added By Section 906 of the Sarbanes-Oxley Act of 2002.    64

  99.4      Certification Pursuant to 18 U.S.C. Section 1350, as
             Added By Section 906 of the Sarbanes-Oxley Act of 2002.    65

          *  Incorporated by reference to the Company's 2001
              Form 10-K, Commission File Number 2-28286, filed on March 29, 2002. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

         ** The Definitive Proxy Statement is expected to be filed with the SEC within 120 days of December 31, 2002.