Form 10-Q
period 2003-03-22
BUREAU OF NATIONAL AFFAIRS INC
filed 2003-04-30
CIK 15393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                       OR

( ) Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

For the period ended March 22, 2003           Commission file number 2-28286

The Bureau of National Affairs, Inc.
     A Delaware Corporation                             53-0040540
                                            (I.R.S. Employer Identification No.)

     1231 25th St., N. W.,                            (202) 452-4200
     Washington, D.C. 20037                          (telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of March 22, 2003 was 15,487,802 Class A common shares, 18,279,571 Class B common shares, and 1,226,161 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 22, 2003 and MARCH 23, 2002
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      12 Weeks Ended
                                             March 22, 2003    March 23, 2002
                                             --------------    --------------
  OPERATING REVENUES                           $   65,860        $   66,956
                                               -----------       -----------
  OPERATING EXPENSES:
   Editorial, production, and distribution         38,152            36,853
   Selling                                         12,302            12,153
   General and administrative                      11,606            12,342
                                               -----------       -----------
                                                   62,060            61,348
                                               -----------       -----------
  OPERATING PROFIT                                  3,800             5,608
                                               -----------       -----------
  NON-OPERATING INCOME:
   Investment income                                1,049             2,042
   Interest expense                                (1,338)           (1,436)
                                               -----------       -----------
  TOTAL NON-OPERATING INCOME                         (289)              606
                                               -----------       -----------
  INCOME BEFORE INCOME TAXES                        3,511             6,214
  PROVISION FOR INCOME TAXES                        1,201             2,083
                                               -----------       ------------
  INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                      2,310             4,131
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE              ---            (4,440)
                                               -----------       -----------
  NET INCOME                                        2,310              (309)

  OTHER COMPREHENSIVE INCOME (LOSS)                    55              (482)
                                               -----------       -----------
  COMPREHENSIVE INCOME                         $    2,365        $     (791)
                                               ===========       ===========
  EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                 $      .07        $      .11
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE              ---              (.12)
                                               -----------       -----------
  NET INCOME PER SHARE                         $      .07        $     (.01)
                                               ===========       ===========
  WEIGHTED AVERAGE SHARES OUTSTANDING          34,911,042        36,787,098
                                               ===========       ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 22, 2003 AND DECEMBER 31, 2002
                            (In thousands of dollars)

                                                    March 22,
                                                      2003         December 31,
             ASSETS                               (Unaudited )         2002
  ----------------------------------------        ------------     ------------
  CURRENT ASSETS:
   Cash and cash equivalents                      $    24,415      $    11,530
   Short-term investments, at fair value               30,877           28,241
   Receivables (net of allowance for
    doubtful accounts of $1,471 in 2003
    and $2,016 in 2002)                                30,900           42,341
   Inventories, at lower of average
    cost or market                                      4,383            3,598
   Prepaid expenses                                     3,004            3,843
   Deferred selling expenses                            5,514            5,824
   Deferred income taxes                                7,575            7,447
                                                  ------------     ------------
    Total current assets                              106,668          102,824
                                                  ------------     ------------
  MARKETABLE SECURITIES                                83,272           84,220
                                                  ------------     ------------
  PROPERTY AND EQUIPMENT - at cost:
   Land                                                 4,250            4,250
   Building and improvements                           51,443           51,105
   Furniture, fixtures and equipment                   50,925           50,801
                                                  ------------     ------------
                                                      106,618          106,156
   Less-Accumulated depreciation                       73,980           72,947
                                                  ------------     ------------
    Net property and equipment                         32,638           33,209
                                                  ------------     ------------
  DEFERRED INCOME TAXES                                23,226           22,648
                                                  ------------     ------------
  GOODWILL                                             73,911           73,782
                                                  ------------     ------------
  INTANGIBLE ASSETS                                    27,504           30,500
                                                  ------------     ------------
  OTHER ASSETS                                            149              144
                                                  ------------     ------------
    Total assets                                  $   347,368      $   347,327
                                                  ============     ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 22, 2003 AND DECEMBER 31, 2002
                            (In thousands of dollars)

                                                    March 22,
                                                      2003         December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited )         2002
  ----------------------------------------        ------------     ------------
  CURRENT LIABILITIES:
   Accounts payable                               $    11,759      $    15,482
   Employee compensation and
    benefits payable                                   24,284           24,814
   Income taxes payable                                 2,123              884
   Deferred subscription revenue                      123,895          126,614
   Current portion of long-term debt                    5,000            5,000
   Dividends payable                                    5,250               --
                                                  ------------     ------------
    Total current liabilities                         172,311          172,794

  LONG-TERM DEBT                                       75,000           75,000

  POSTRETIREMENT BENEFITS, less current portion        64,087           61,460

  OTHER LIABILITIES                                     6,645            6,614
                                                  ------------     ------------
    Total liabilities                                 318,043          315,868
                                                  ------------     ------------
  STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
   Class A - Voting; Authorized 30,000,000
    shares; issued 30,000,000 shares                   30,000           30,000
   Class B - Nonvoting; authorized
    30,000,000 shares; issued 24,634,865 shares        24,635           24,635
   Class C - Nonvoting; authorized
    5,000,000 shares; issued 2,531,680 shares           2,532            2,532
   Additional paid-in capital                           7,152            5,863
   Retained earnings                                   87,077           90,017
   Treasury stock, at cost - 22,173,011 shares
    in 2003 and 22,244,659 in 2002                   (120,236)        (119,698)
   Elements of other comprehensive income:
    Net unrealized loss on marketable securities       (1,784)          (1,811)
    Foreign currency translation adjustment               (51)             (79)
                                                  ------------     ------------
    Total stockholders' equity                         29,325           31,459
                                                  ------------     ------------
    Total liabilities and stockholders' equity    $   347,368      $   347,327
                                                  ============     ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 22, 2003 and MARCH 23, 2002
                                  (Unaudited)
                           (In thousands of dollars)


                                                      12 Weeks Ended
                                              March 22, 2003    March 23, 2002
                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $       2,310     $        (309)
 Items with different cash requirements than
  reflected in net income--
  Cumulative effect of accounting change                 --             4,440
  Depreciation and amortization                       4,689             3,066
  (Gain) on sales of securities                        (240)             (811)
  Others                                               (261)             (456)
 Changes in operating assets and liabilities--
  Receivables                                        11,985            13,068
  Deferred subscription revenue                      (2,719)           (2,755)
  Payables and accrued liabilities                   (2,881)           (6,304)
  Postretirement benefits                             2,821             1,869
  Deferred income taxes                                (735)             (261)
  Deferred selling expenses                             310                63
  Inventories                                          (785)               --
  Other assets and liabilities--net                     907             1,038
                                              --------------    --------------
 Net cash provided from operating activities         15,401            12,648
                                              --------------    --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures--
  Capitalized software                                 (660)             (411)
  Purchase of equipment and furnishings                (462)             (454)
  Proceeds from sale of publication                      --                --
  Business purchase price adjustment                   (506)               --
                                              --------------    --------------
 Net cash used for capital expenditures              (1,628)             (865)
                                              --------------    --------------
 Securities investments--
  Proceeds from sales and maturities                 26,139            37,936
  Purchases                                         (27,778)           (3,708)
                                              --------------    --------------
 Net cash (used for) provided from
  securities investments                             (1,639)           34,228
                                              --------------    --------------
 Net cash (used for) provided from
  investing activities                               (3,267)           33,363
                                              --------------    --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                  2,001             1,151
  Purchases of treasury stock                        (1,250)           (9,883)
                                              --------------    --------------
 Net cash provided from (used for)
  financing activities                                  751            (8,732)
                                              --------------    --------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS           12,885            37,279

 CASH AND CASH EQUIVALENTS, beginning of period      11,530            21,017
                                              --------------    --------------
 CASH AND CASH EQUIVALENTS, end of period     $      24,415     $      58,296
                                              ==============    ==============

 SUPPLEMENTAL DISCLOSURES OF CASH  FLOW INFORMATION:
  Interest paid                               $       1,485     $       1,496
  Income taxes paid                                     689               531

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                                 March 22, 2003
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

      Notes contained in the 2002 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 2002 Annual Report to security holders have been omitted. Certain prior year balances have been reclassified to conform to current year presentation.

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

NOTE 2:  Inventories
-------  -----------
      Inventories consisted of the following (in thousands):

                                        March 22,           December
                                          2003              31, 2002
                                     -------------      -------------
         Materials and supplies      $     2,421         $    2,108
         Work in process                     709                277
         Finished goods                    1,253              1,213
                                     -------------      -------------
             Totals                  $     4,383         $    3,598
                                     =============      =============

NOTE 3:  Stockholders' Equity
-------  --------------------
      Treasury stock as of March 22, 2003 and December 31, 2002, respectively, consisted of: Class A, 14,512,198 and 14,664,851 shares; Class B, 6,355,294 and 6,350,449 shares; and Class C, 1,305,519 and 1,229,359 shares.

NOTE 4:  Segment Information
-------  -------------------
In thousands of dollars:
                                              12 Weeks Ended
                                        3/22/03            3/23/02
                                     -------------      -------------
Revenues from external customers:
     Publishing                      $    58,619        $    59,262
     Printing                              3,723              3,697
     Software                              3,518              3,997
                                     -------------      -------------
          Total                           65,860             66,956
                                     =============      =============
Intersegment printing revenues       $     2,890        $     3,285
                                     =============      =============
Intersegment software revenues       $       812        $       847
                                     =============      =============

Operating profit:
     Publishing                      $     6,477        $     5,994
     Printing                               (161)               (71)
     Software                             (2,516)              (315)
                                     -------------      -------------
          Total                      $     3,800        $     5,608
                                     =============      =============


NOTE 5:  Goodwill and Intangible Assets
-------  ------------------------------
      Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,996,000. Changes to goodwill since December 31, 2002 were to record a $129,000 purchase price adjustment.

      Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                         March 22, 2003                 December 31, 2002
                 ------------------------------   ------------------------------
                 Gross Carrying   Accumulated     Gross Carrying   Accumulated
                     Amount       Amortization        Amount       Amortization
                 ------------------------------   ------------------------------
 Software            $ 23,108     $ (11,326)          $ 22,448      $ (8,630)
 Customer Lists        14,730        (7,932)            14,730        (7,447)
 Copyrights             9,145        (2,183)             9,145        (1,972)
 Other                  4,801        (2,839)             4,801        (2,575)
                 ------------------------------   ------------------------------
    Total            $ 51,784     $ (24,280)          $ 51,124     $ (20,624)
                 ==============================   ==============================

Amortization expense for the above assets was $3,656,000 (including an additional $1,803,000 accelerated amortization of a software asset) and $1,881,000 in the first quarters of 2003 and 2002, respectively.

                                     PART I

Item 2.  Management's Discussion and Analysis of Results of Operations
-------  -------------------------------------------------------------
         and Financial Position
         ----------------------
      It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2002 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2002 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

RESULTS OF OPERATIONS

Twelve weeks 2003 compared to twelve weeks 2002

The weak economic conditions prevalent over the last two years continued into the first quarter of 2003. A poor business environment, burdened with economic and geopolitical uncertainties, continued to negatively affect customer buying decisions. Nevertheless, BNA's consolidated revenues held up relatively well, showing only a small decline for the first quarter of 2003 compared to 2002. However, slightly higher operating expenses and a significant decline in investment income combined to reduce first quarter 2003 net income and earnings per share from comparable 2002 levels. Encouragingly, despite the slower start this year, profits are not far off of budget expectations.

Consolidated revenues were down 1.6 percent to $65.9 million in the first quarter of 2003, compared to 2002, reflecting declines in the Publishing and Software segments. Cost-containment efforts pared ongoing operating expenses 1.5 percent. But a Software asset writedown expense converted an otherwise small decline in the consolidated operating profit into a 32.2 percent drop, compared to last year's strong first quarter. Non-operating income was down $895,000 in the quarter. Net income for the first quarter was $2.3 million, a 44.1 percent decrease from comparative 2002 results. Earnings per share were $.07 for the quarter, versus a comparable $.11 in 2002.

Publishing segment revenues declined 1.1 percent compared to the prior year's first quarter as most of the segment's companies recorded slight declines. Legal and tax product lines continued to record modest growth, but other product lines continued to incur declines. Publishing operating expenses were down 2.1 percent due to continuing cost reduction efforts. Overall, operating profit for the Publishing segment increased 8.1 percent for the first quarter.

Printing segment total revenues were down 5.3 percent compared to 2002. Intersegment revenues declined 12 percent, but commercial sales were up slightly despite a very price-sensitive competitive environment. Intersegment revenues are expected to decline as Publishing segment subscribers continue to migrate from print to electronic product. Operating expenses were down 4 percent, reflecting lower variable costs. The operating loss was $161,000 in 2003 compared to $71,000 in 2002 in last year's first quarter.

Software segment total revenues were down 12 percent compared to 2002 and expenses increased 39.9 percent. BNA Software, which records the majority of its revenues and substantially all of its profits in the second half of the year, grew revenues 3.8 percent and reduced ongoing expenses 11.1 percent due to lower product development and fulfillment expenses. However, the carrying value of a BNA Software product was reduced, based on lowered sales and cash flow expectations, resulting in an additional $1.8 million of development cost amortization expense. Consequently, BNA Software recorded a $3.9 million operating loss in the first quarter of 2003 compared to a $2.6 million loss in the first quarter of 2002. STF records most of its revenues and profits in the first and fourth quarters. STF revenues fell 15.1 percent compared to 2002 due to the loss of a major customer, and expenses increased due mainly to higher staffing costs. As a result, its operating profit dropped to $1.4 million compared to $2.3 million last year. The total software segment had a $2.5 million operating loss in 2003 compared to a $315,000 loss in 2002.

Investment and other income fell nearly $1 million due to lower investment balances, lower market yields, and lower realized gains on sales. Interest expense decreased $98,000, mainly due to the lower outstanding debt. Other comprehensive income reflected a small, unrealized holding gain in 2003 compared to a holding loss in 2002.

Outlook

During this prolonged period of economic slowdown, reportedly the longest since WW II, our goal has been to preserve cash profits. This has largely been accomplished despite continuing investments in new products, in publishing and business systems, and in the enhanced security of our networks and facilities. Expenses have been cut where possible consistent with the goal of preserving short-term profits while not jeopardizing long-term prospects. In short, we are managing through until better times. And, it's reasonable to believe that better times aren't far away. With the Iraq war seemingly over, business confidence and spending should improve, leading to a stronger economy and better revenue growth for our businesses.

We have budgeted for improved earnings this year and, despite the slower start, we believe that is achievable. Although the timing and strength of an economic recovery and its effect on 2003 earnings are unknown, we remain confident that the BNA businesses are well positioned to prosper in a stronger economy.

FINANCIAL POSITION

Cash provided from operating activities was $15.4 million in the first twelve weeks of 2003, a 21.8 percent increase over the $12.6 million provided from the first twelve weeks of 2002. Customer receipts were down 2.6 percent, but operating expenditures decreased 7.5 percent from 2002. Cash used for investing activities was $3.2 million. Capital expenditures amounted to $1.6 million and cash used for the investment portfolio totaled $1.6 million. During the quarter, sales of capital stock to employees totaled $2 million. Capital stock repurchases amounted to $1.3 million.

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


                                     PART II

Item 1.  Legal Proceedings
-------  -----------------
         There were no material legal proceedings during the first twelve weeks of 2003.

Item 2.  Change in Securities
-------  --------------------
         There were no changes in securities.

Item 3.  Defaults upon Senior Securities
-------  -------------------------------
         There were no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------
         The annual meeting for stockholders was held April 19, 2003. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

         Results of the election of directors:

       Stockholder Candidates:
           Nominee                        Shares Voted For
       ------------------------------------------------------
       William A. Beltz                      8,351,860
       Cynthia J. Bolbach                    7,919,674
       Eunice L. Bumgardner                  6,489,305
       Sandra C. Degler                      7,121,276
       David L. Foster                       5,960,429
       Neil R. Froemming                     7,002,253
       George J. Korphage                    9,116,874
       Gregory C. McCaffery                  8,597,469
       David P. McFarland                    6,640,108
       Robert L. Velte                       6,709,783
       Paul N. Wojcik                        9,251,411

       Richard H. Cornfield                  5,797,187
       John E. Jenc                          5,436,305


       Non-stockholder Candidates
           Nominee                        Shares Voted For
       ------------------------------------------------------
       Gerald S. Hobbs                       7,735,662
       Jonathan Newcomb                      8,294,781
       Ellen Taus                            8,482,638
       Daniel W. Toohey                      7,922,811

      Proposed Resolution One: "Employee Seat" on the Board of Directors

       For                                   3,739,345
       Against                               9,567,580
       Abstain                                 268,182

      Proposed Resolution Two: President as a Member of the Board of Directors

       For                                   3,520,065
       Against                               9,857,448
       Abstain                                 197,594

      Proposed Resolution Three: Valuation and Sale of the Company

       For                                   2,956,594
       Against                              10,495,979
       Abstain                                 122,534

Item 5.  Other Information
------   -----------------
         No other information is presented herein.


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------
         No reports were filed on Form 8-K during the quarter ended March 22, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 The Bureau of National Affairs, Inc.
                                 Registrant

 April 24,2003                      s/Paul N. Wojcik
---------------                     ----------------------------------
   Date                             Paul N. Wojcik
                                    President and Chief Executive Officer




 April 24,2003                      s/George J. Korphage
---------------                     ----------------------------------
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


 April 24,2003                      s/Paul N. Wojcik
---------------                     ----------------------------------
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

 April 24,2003                      s/George J. Korphage
---------------                     ----------------------------------
   Date                             George J. Korphage
                                    Vice President and Chief Financial Officer