Form 10-Q
period 2003-06-14
BUREAU OF NATIONAL AFFAIRS INC
filed 2003-07-18
CIK 15393

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

For the period ended June 14, 2003           Commission file number 2-28286

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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 14, 2003 was 15,533,688 Class A common shares, 18,025,299 Class B common shares, and 1,214,116 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 24-WEEKS ENDED JUNE 14, 2003 and JUNE 15, 2002
                      (Unaudited) (In thousands of dollars,
                            except per share amounts)

                                                    24 Weeks Ended
                                             -------------------------------
                                             June 14, 2003     June 15, 2002
                                             -------------     -------------
  OPERATING REVENUES                           $  135,585        $  138,557
                                               -----------       -----------
  OPERATING EXPENSES:
   Editorial, production, and distribution         76,558            74,732
   Selling                                         25,233            25,126
   General and administrative                      26,293            26,174
                                               -----------       -----------
  TOTAL OPERATING EXPENSES                        128,084           126,032
                                               -----------       -----------
  OPERATING PROFIT                                  7,501            12,525
                                               -----------       -----------
  NON-OPERATING INCOME:
   Investment income                                2,121             3,344
   Interest expense                                (2,664)           (2,805)
   Other income, net                                    1                51
                                               -----------       -----------
  TOTAL NON-OPERATING INCOME (EXPENSE)               (542)               590
                                               -----------       -----------
  INCOME BEFORE INCOME TAXES                        6,959            13,115
  PROVISION FOR INCOME TAXES                        2,383             4,518
                                               -----------       -----------
  INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                      4,576             8,597
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE               --            (4,440)
                                               -----------       -----------
  NET INCOME                                        4,576             4,157

  OTHER COMPREHENSIVE INCOME (EXPENSE)              1,801              (525)
                                               -----------       -----------
  COMPREHENSIVE INCOME                         $    6,377        $    3,632
                                               ===========       ===========

  EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                 $      .13        $      .24
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE               --              (.12)
                                               -----------       -----------
  NET INCOME PER SHARE                         $      .13        $      .12
                                               ===========       ===========

  WEIGHTED AVERAGE SHARES OUTSTANDING          34,900,184        36,034,797
                                               ===========       ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 12-WEEKS ENDED JUNE 14, 2003 and JUNE 15, 2002
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                     12 Weeks Ended
                                             -------------------------------
                                             June 14, 2003     June 15, 2002
                                             -------------     -------------
  OPERATING REVENUES                           $   69,725        $   71,601
                                               -----------       -----------
  OPERATING EXPENSES:
   Editorial, production, and distribution         38,406            37,879
   Selling                                         12,931            12,973
   General and administrative                      14,687            13,832
                                               -----------       -----------
  TOTAL OPERATING EXPENSES                         66,024            64,684
                                               -----------       -----------
  OPERATING PROFIT                                  3,701             6,917
                                               -----------       -----------
  NON-OPERATING INCOME:
   Investment income                                1,072             1,302
   Interest expense                                (1,326)           (1,369)
   Other income, net                                    1                51
                                               -----------       -----------
  TOTAL NON-OPERATING INCOME (EXPENSE)               (253)              (16)
                                               -----------       -----------
  INCOME BEFORE INCOME TAXES                        3,448             6,901
  PROVISION FOR INCOME TAXES                        1,182             2,435
                                               -----------       -----------
  NET INCOME                                        2,266             4,466

  OTHER COMPREHENSIVE INCOME (EXPENSE)              1,746               (43)
                                               -----------       -----------

  COMPREHENSIVE INCOME                         $    4,012        $    4,423
                                               ===========       ===========

  EARNINGS PER SHARE                           $      .06        $      .13
                                               ===========       ===========

  WEIGHTED AVERAGE SHARES OUTSTANDING          34,912,664        35,418,800
                                               ===========       ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 14, 2003 AND DECEMBER 31, 2002
                            (In Thousands of Dollars)


                                                    June 14,
                                                      2003         December 31,
            ASSETS                                (Unaudited )         2002
  ----------------------------------------        ------------     ------------
  CURRENT ASSETS:
   Cash and cash equivalents                      $    18,488      $    11,530
   Short-term investments, at fair value               36,586           28,241
   Receivables (net of allowance for
    doubtful accounts of  $1,489 in 2003
    and $2,016 in 2002)                                35,204           42,341
   Inventories, at lower of average
    cost or market                                      4,237            3,598
   Prepaid expenses                                     3,967            3,843
   Deferred selling expenses                            5,178            5,824
   Deferred income taxes                                7,707            7,447
                                                  ------------     ------------
    Total current assets                              111,367          102,824

  MARKETABLE SECURITIES                                79,012           84,220

  PROPERTY AND EQUIPMENT - at cost:
   Land                                                 4,250            4,250
   Building and improvements                           51,568           51,105
   Furniture, fixtures, and equipment                  48,641           50,801
                                                  ------------     ------------
                                                      104,459          106,156
   Less-Accumulated depreciation                       72,529           72,947
                                                  ------------     ------------
    Net property and equipment                         31,930           33,209

  DEFERRED INCOME TAXES                                22,392           22,648

  GOODWILL                                             73,852           73,782

  INTANGIBLE ASSETS                                    25,877           30,500

  OTHER ASSETS                                            148              144
                                                  ------------     ------------
    Total assets                                  $   344,578      $   347,327
                                                  ============     ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 14, 2003 AND DECEMBER 31, 2002
                            (In thousands of dollars)


                                                    June 14,
                                                      2003         December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited )         2002
  -----------------------------------------       ------------     ------------
  CURRENT LIABILITIES:
   Accounts payable                               $    11,428      $    15,482
   Employee compensation and
    benefits payable                                   25,815           24,814
   Income taxes payable                                   676              884
   Deferred revenues                                  120,438          126,614
   Current portion of long-term debt                    5,000            5,000
                                                  ------------     ------------
    Total current liabilities                         163,357          172,794

  LONG TERM DEBT                                       75,000           75,000

  POSTRETIREMENT BENEFITS, less current portion        68,628           61,460

  OTHER LIABILITIES                                     6,680            6,614
                                                  ------------     ------------
    Total liabilities                                 313,665          315,868
                                                  ------------     ------------
  STOCKHOLDERS' EQUITY:
   Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
     shares; issued 30,000,000 shares                  30,000           30,000
    Class B - Nonvoting; authorized
     30,000,000 shares; issued 24,634,865 shares       24,635           24,635
    Class C - Nonvoting; authorized
     5,000,000 shares; issued 2,531,680 shares          2,532            2,532
   Additional paid-in capital                           8,525            5,863
   Retained earnings                                   89,343           90,017
   Treasury stock at cost 22,393,442 shares
    in 2003 and 22,244,659 in 2002                   (124,033)        (119,698)
   Elements of comprehensive income:
   Net unrealized gain (loss) on marketable
    securities                                             29           (1,811)
   Foreign currency translation adjustment               (118)             (79)
                                                  ------------     ------------
    Total stockholders' equity                         30,913           31,459
                                                  ------------     ------------
    Total liabilities and stockholders' equity    $   344,578      $   347,327
                                                  ============     ============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 14, 2003 and JUNE 15, 2002
                                   (Unaudited)
                            (In thousands of dollars)
                                                         24 Weeks Ended
                                                  -----------------------------
                                                  June 14, 2003   June 15, 2002
                                                  -----------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $     4,576      $     4,157
   Items with different cash requirements than
    reflected in net income--
     Cumulative effect of accounting change                --            4,440
     Depreciation and amortization                      8,088            6,119
     Gain on sales of securities                         (500)            (999)
     Gain on sales of assets                               (1)             (51)
     Others                                               (10)            (176)
   Changes in operating assets and liabilities--
    Receivables                                        10,008           12,238
    Deferred revenues                                  (6,176)          (6,846)
    Payables and accrued liabilities                   (3,993)          (4,384)
    Postretirement benefits                             8,235            3,728
    Deferred income taxes                                (972)            (115)
    Deferred selling expenses                             646              111
    Inventories                                          (639)            (296)
    Other assets and liabilities--net                    (123)             736
                                                  ------------     ------------
   Net cash provided from operating activities         19,139           18,662
                                                  ------------     ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures--
    Capitalized software                               (1,370)          (1,986)
    Purchase of equipment and furnishings                (354)            (677)
    Business purchase price adjustments                  (447)            (681)
    Building Improvements                                (463)             (61)
    Proceeds from sales of property                         2                5
                                                  ------------     ------------
   Net cash used for capital expenditures              (2,632)          (3,400)
                                                  ------------     ------------
   Securities investments--
    Proceeds from sales and maturities                 41,970           63,360
    Purchases                                         (44,596)         (50,607)
                                                  ------------     ------------
   Net cash provided from (used for)
    securities investments                             (2,626)          12,753
                                                  ------------     ------------
   Net cash provided from (used for)
    investing activities                               (5,258)           9,353
                                                  ------------     ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock to employees                   4,085            3,135
   Purchases of treasury stock                         (5,758)         (29,154)
   Dividends paid                                      (5,250)          (5,487)
                                                  ------------     ------------
   Net cash used for financing activities         $    (6,923)     $   (31,506)
                                                  ============     ============

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  6,958           (3,491)

  CASH AND CASH EQUIVALENTS, beginning of period       11,530           23,972
                                                  ------------     ------------
  CASH AND CASH EQUIVALENTS, end of period        $    18,488      $    20,481
                                                  ============     ============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                  $     2,804      $     3,036
   Income taxes paid                                    3,560            2,888

                        THE BUREAU OF NATIONAL AFFAIRS, INC.
                     Notes to Consolidated Financial Statements
                                  June 14, 2003
                                   (Unaudited)

NOTE 1:  General

      The information in this report has not been audited. Results for the twenty-four weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

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

NOTE 2:  Inventories

      Inventories consisted of the following (in thousands):

                                      June 14,           December
                                        2003             31, 2002
                                  --------------      -------------
       Materials and supplies      $     2,349         $    2,108
       Work in process                     660                277
       Finished goods                    1,228              1,213
                                  --------------      -------------
       Totals                      $     4,237         $    3,598
                                  ==============      =============

NOTE 3:   Stockholders' Equity

      Treasury stock as of June 14, 2003 and December 31, 2002, respectively, consisted of: Class A, 14,466,312 and 14,664,851 shares; Class B, 6,609,566 and 6,350,449 shares; and Class C, 1,317,564 and 1,229,359 shares.

NOTE 4:   Segment Information

In thousands of dollars:
                                      12 Weeks Ended         24 Weeks Ended
                                    6/14/03     6/15/02   6/14/03      6/15/02
                                  ---------------------- ----------------------
  Revenues from external customers:
    Publishing                    $  62,797   $  61,983  $ 121,416   $ 121,245
    Printing                          4,878       5,302      8,601       8,999
    Software                          2,050       4,316      5,568       8,313
                                  ---------------------- ----------------------
     Total                        $  69,725   $  71,601  $ 135,585   $ 138,557
                                  ====================== ======================

Intersegment printing revenues    $   2,869   $   3,428  $   5,759   $   6,713
                                  ====================== ======================
Intersegment software revenues    $     530   $     697  $   1,342   $  1, 544
                                  ====================== ======================

Operating profit:
     Publishing                   $   5,964   $   6,169  $  12,441   $  12,163
     Printing                           (53)        435       (214)        364
     Software                        (2,210)        313     (4,726)         (2)
                                  ---------------------- ----------------------
Total                             $   3,701   $   6,917  $   7,501   $  12,525
                                  ====================== ======================

NOTE 5: Goodwill and Intangible Assets

      Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,937,000. Changes to goodwill since December 31, 2002 were to record $70,000 in net purchase price adjustments.

      Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                         June 14, 2003                  December 31, 2002
                 -------------------------------  ------------------------------
                 Gross Carrying   Accumulated     Gross Carrying   Accumulated
                     Amount       Amortization        Amount       Amortization
                 -------------------------------  ------------------------------
 Software               $ 23,818     $ (12,098)          $ 22,448      $ (8,630)
 Customer Lists           14,730        (8,406)            14,730        (7,447)
 Copyrights                9,145        (2,394)             9,145        (1,972)
 Other                     4,801        (3,719)             4,801        (2,575)
                 -------------------------------  ------------------------------
    Total               $ 52,494     $ (26,617)          $ 51,124     $ (20,624)
                 ===============================  ==============================

Amortization expense for the above assets was $5,993,000 (including a $1,803,000 accelerated amortization of a software asset and $617,000 for a publishing asset) and $3,748,000 in the first two quarters of 2003 and 2002, respectively.

                                     PART I

Item 2.     Management's Discussion and Analysis of Results of Operations
-------     and Financial Position

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

RESULTS OF OPERATIONS

Twenty-four weeks 2003 compared to twenty-four weeks 2002

The weak economic conditions prevalent over the last two years continued into the first two quarters of 2003. A poor business environment, burdened with economic and geopolitical uncertainties, continued to negatively affect customer buying decisions. Nevertheless, BNA's consolidated revenues, exclusive of Software segment timing differences, held up relatively well, showing only a small decline for the first two quarters of 2003 compared to 2002. However, slightly higher operating expenses and a significant decline in investment income combined to reduce 2003 net income and earnings per share from comparable 2002 levels. Encouragingly, despite the slower start this year, profits are still close to budget expectations.

Consolidated revenues decreased 2.1 percent to $135.6 million in the first two quarters of 2003, mostly due to timing differences, while operating expenses were up 1.6 percent. As a result, the consolidated operating profit was down 40 percent, reflecting lower Software and Printing segment results. Net income was $4.6 million for the first two quarters, a 47 percent decrease from 2002, and earnings per share were $.13 per share, down from $.24 per share. Major factors, as described below, that reduced 2003 net income were an early retirement program, an asset writedown, timing differences in renewal revenues, and lower investment income.

Publishing segment revenues were up 0.1 percent compared to the prior year's first two quarters. Parent and Tax Management combined subscription and online revenues were up 1.4 percent, due mainly to a sharp increase in royalties resulting from new contracts with our major online partners. All other publishing units had lower revenues. Publishing operating expenses in the second quarter included a one-time $1.6 million net charge for a voluntary early retirement program that will help reduce future expenses. All other operating expenses were down 1.6 percent due to continuing cost reduction efforts. The Publishing segment's operating profit was $12.4 million, an increase of 2.3 percent for the first two quarters of 2003.

Printing segment total revenues were down 8.6 percent compared to 2002, reflecting a 4.4 percent decline in commercial sales and a 14.2 percent decrease in intersegment revenues. Revenues from external customers continue to suffer from reduced demand for financial printing and from pricing pressures caused by industry-wide excess capacity. Intersegment revenues are expected to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 5 percent, reflecting lower variable costs and workforce reductions. The Printing segment's 2003 operating loss was $214,000 compared to a profit of $364,000 in 2002.

Software segment revenues were down 33 percent compared to 2002 and operating expenses increased 23.8 percent. BNA Software, which expects to record the majority of its revenues and all of its profits in the second half of this year, incurred a 50.3 percent revenue decline due to timing differences. Renewal revenues are recognized when updates are shipped and the license fee collected. In 2002, initial renewal revenues from product updates were recorded in the second quarter; in 2003, this revenue will be recognized in the third quarter. As previously reported, the carrying value of a BNA Software product was reduced in the first quarter of 2003 based on lowered sales and cash flow expectations, resulting in an additional $1.8 million of development cost amortization expense. Other ongoing expenses declined 6.9 percent due to lower fulfillment expenses, but BNA Software recorded a $6.2 million operating loss in the first two quarters of 2003 compared to a $2.6 million loss in the first two quarters of 2002. STF records most of its revenues and profits in the first and fourth quarters. STF revenues fell 11.5 percent compared to 2002 due mostly to the loss of a major customer, and expenses increased 17.4 percent due mainly to higher staffing costs. As a result, its operating profit dropped to $1.5 million compared to $2.6 million last year. The total Software segment had a $4.7 million operating loss in the first two quarters of 2003 compared to a $2,000 loss in 2002.

Investment income and net other income fell $1.3 million due to lower investment balances, lower market yields, and lower realized gains on sales. Interest expense decreased $141,000, due to lower interest rates and lower outstanding debt. Other comprehensive income reflected an unrealized holding gain in 2003 compared to a holding loss in 2002.


Twelve weeks ended June 14, 2003 compared to twelve weeks ended June 15,2002.

For the second quarter only, consolidated revenues were off 2.6 percent, while operating expenses were up 2.1 percent. The revenue and expense factors mentioned above also affected second quarter comparisons, particularly the timing of the Software revenues and the Publishing early retirement expense. Operating profit declined 47 percent, net income was down 49 percent, and earnings per share were down 54 percent.


Outlook

Revenues are now benefiting from the improved online contract terms negotiated last year. Barring a major setback, we should soon start to see a strengthening economy which will improve our revenue growth. Expenses have been cut where possible consistent with the goal of preserving short-term profits while not jeopardizing long-term prospects, and that willcontinue. With stimulative federal monetary and fiscal policies working their way into the economy, business confidence and spending should improve.

We expect the second two quarters of the year to be much stronger and fully reverse the decline in profits experienced thus far. We had budgeted for improved earnings this year and, despite the slower start, we believe that is still achievable. Although the anticipated economic recovery will not have as much positive effect on 2003 earnings as we had previously hoped, we remain confident that the BNA businesses are well positioned to prosper in a stronger economy.


FINANCIAL POSITION

Cash provided from operating activities was $19.1 million in the first twenty-four weeks of 2003, a 2.6 percent increase over the $18.7 million provided from the first twenty-four weeks of 2002. Customer receipts were down
4.4 percent, but operating expenditures dropped 5.5 percent from 2002.

Cash used for investing activities was $5.2 million. Capital expenditures and cash used for the investment portfolio were $2.6 million each. Sales of capital stock to employees totaled $4.1 million and capital stock repurchases amounted to $5.8 million. The Company paid dividends of $5.2 million.

With over $134 million in cash and investment portfolios and a $5 million loan facility, the financial position and liquidity of the Company remains strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

Item 4.     Controls and Procedures
-------
      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

Item 1.     Legal Proceedings
-------
      There were no material legal proceedings during the first twenty-four weeks of 2003.

Item 2.     Change in Securities
-------
      There were no changes in securities.

Item 3.     Defaults upon Senior Securities
-------
      There were no defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Securities Holders
-------
      See form 10-Q for the quarter ended March 22, 2003 for the results of voting on the Directors' proposals and the election of directors held at the annual meeting for stockholders on April 19, 2003.

Item 5.     Other Information
-------
      No other information is presented herein.

Item 6.     Exhibits and Reports on Form 8-K
-------
      No reports were filed on Form 8-K during the quarter ended June 14, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




July 17,2003                s/Paul N. Wojcik
-------------               ----------------------------------
   Date                     Paul N. Wojcik
                            President and Chief Executive Officer




July 17,2003                s/George J. Korphage
-------------               ---------------------------------
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


July 17,2003                s/Paul N. Wojcik
-------------               ----------------------------------
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


July 17,2003                s/George J. Korphage
-------------               ----------------------------------
   Date                     George J. Korphage
                            Vice President and Chief Financial Officer