Form 10-Q
period 2003-06-09
BUREAU OF NATIONAL AFFAIRS INC
filed 2003-10-14
CIK 15393

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

For the period ended September 6, 2003        Commission file number 2-28286

The Bureau of National Affairs, Inc.

      A Delaware Corporation                             53-0040540
                                            (I.R.S. Employer Identification No.)

       1231 25th St., N. W.,                           (202) 452-4200
      Washington, D.C. 20037                         (telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ___X___ No ______

     Indicate by check mark whether the registrant is an accelerated filer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___X___ No ______

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 6, 2003 was 15,177,120 Class A common shares, 18,326,493 Class B common shares, and 1,214,116 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 36-WEEKS ENDED SEPTEMBER 6, 2003 and SEPTEMBER 7, 2002
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                         36 Weeks Ended
                                                --------------------------------
                                                September 6,     September 7,
                                                    2003              2002
                                                --------------------------------
OPERATING REVENUES                              $    210,521      $    207,013
                                                --------------------------------
OPERATING EXPENSES:
 Editorial, production, and distribution             115,314           112,550
 Selling                                              38,585            37,540
 General and administrative                           39,286            39,041
                                                --------------------------------
TOTAL OPERATING EXPENSES                             193,185           189,131
                                                --------------------------------
OPERATING PROFIT                                      17,336            17,882
                                                --------------------------------
NON-OPERATING INCOME:
 Investment income                                     3,232             4,837
 Interest expense                                     (3,983)           (4,159)
 Other income (expense), net                             (15)               74
                                                --------------------------------
TOTAL NON-OPERATING INCOME (EXPENSE)                    (766)              752
                                                --------------------------------
INCOME BEFORE INCOME TAXES                            16,570            18,634
PROVISION FOR INCOME TAXES                             5,878             6,248
                                                --------------------------------
INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                          10,692            12,386
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   ---            (4,440)
                                                --------------------------------
NET INCOME                                            10,692             7,946
OTHER COMPREHENSIVE INCOME (EXPENSE)                     953            (1,038)
                                                --------------------------------
COMPREHENSIVE INCOME                            $     11,645      $      6,908
                                                ================================

EARNINGS PER SHARE:

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                    $        .31      $        .35
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   ---              (.12)
                                                --------------------------------
NET INCOME PER SHARE                            $        .31      $        .23
                                                ================================

WEIGHTED AVERAGE SHARES OUTSTANDING               34,845,399        35,691,390
                                                ================================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE 12-WEEKS ENDED SEPTEMBER 6, 2003 and SEPTEMBER 7, 2002
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                         12 Weeks Ended
                                                --------------------------------
                                                September 6,     September 7,
                                                    2003              2002
                                                --------------------------------
OPERATING REVENUES                              $     74,936      $     68,456
                                                --------------------------------
OPERATING EXPENSES:
 Editorial, production, and distribution              38,756            37,818
 Selling                                              13,352            12,414
 General and administrative                           12,993            12,867
                                                --------------------------------
TOTAL OPERATING EXPENSES                              65,101            63,099
                                                --------------------------------
OPERATING PROFIT                                       9,835             5,357
                                                --------------------------------

NON-OPERATING INCOME:
 Investment income                                     1,111             1,493
 Interest expense                                     (1,319)           (1,354)
 Other income (expense), net                             (16)               23
                                                --------------------------------
TOTAL NON-OPERATING INCOME (EXPENSE)                    (224)              162
                                                --------------------------------
INCOME BEFORE INCOME TAXES                             9,611             5,519
PROVISION FOR INCOME TAXES                             3,495             1,730
                                                --------------------------------
NET INCOME                                             6,116             3,789

OTHER COMPREHENSIVE EXPENSE                             (848)             (513)
                                                --------------------------------
COMPREHENSIVE INCOME                            $      5,268      $      3,276
                                                ================================

EARNINGS PER SHARE                              $         .18     $        .11
                                                ================================

WEIGHTED AVERAGE SHARES OUTSTANDING                34,731,453       34,894,934
                                                ================================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 6, 2003 AND DECEMBER 31, 2002
                            (In thousands of dollars)


                                                 September 6,
                                                     2003         December 31,
ASSETS                                           (Unaudited)          2002
------------------------------------            --------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                      $      26,327     $     11,530
 Short-term investments, at fair value                 50,923           28,241
 Receivables (net of allowance for
  doubtful accounts of  $1,371 in 2003
  and $2,016 in 2002)                                  32,347           42,341
 Inventories, at lower of average
  cost or market                                        4,770            3,598
 Prepaid expenses                                       4,328            3,843
 Deferred selling expenses                              4,763            5,824
 Deferred income taxes                                  7,836            7,447
                                                --------------------------------
      Total current assets                            131,294          102,824

MARKETABLE SECURITIES                                  66,974           84,220

PROPERTY AND EQUIPMENT - at cost:
 Land                                                   4,250            4,250
 Building and improvements                             51,572           51,105
 Furniture, fixtures, and equipmet                     48,696           50,801
                                                --------------------------------
                                                      104,518          106,156
 Less-Accumulated depreciation                         73,402           72,947
                                                --------------------------------
      Net property and equipment                       31,116           33,209

DEFERRED INCOME TAXES                                  23,925           22,648

GOODWILL                                               73,852           73,782

INTANGIBLE ASSETS                                      24,958           30,500

OTHER ASSETS                                              142              144
                                                --------------------------------
      Total assets                              $     352,261     $    347,327
                                                ================================

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 6, 2003 AND DECEMBER 31, 2002
                            (In thousands of dollars)


                                                  September 6,
                                                     2003          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)          2002
------------------------------------            --------------------------------
CURRENT LIABILITIES:
 Accounts payable                               $      13,101     $     15,482
 Employee compensation and
  benefits payable                                     27,793           24,814
 Income taxes payable                                   4,233              884
 Deferred revenues                                    116,867          126,614
 Current portion of long-term debt                      5,000            5,000
                                                --------------------------------
      Total current liabilities                       166,994          172,794

LONG TERM DEBT                                         75,000           75,000

POSTRETIREMENT BENEFITS, less current portion          67,924           61,460

OTHER LIABILITIES                                       6,771            6,614
                                                --------------------------------
      Total liabilities                               316,689          315,868
                                                --------------------------------

STOCKHOLDERS' EQUITY:
 Capital stock, common, $1.00 par value-
   Class A - Voting; Authorized 30,000,000
     shares; issued 30,000,000 shares                  30,000           30,000
   Class B - Nonvoting; authorized
     30,000,000 shares; issued 24,634,865
 shares                                                24,635           24,635
   Class C - Nonvoting; authorized
     5,000,000 shares; issued 2,531,680 shares          2,532            2,532
 Additional paid-in capital                             9,200            5,863
 Retained earnings                                     95,459           90,017
 Treasury stock at cost 22,448,816 shares
    in 2003 and 22,244,659 in 2002                   (125,317)        (119,698)
 Elements of comprehensive income:
   Net unrealized loss on marketable securities          (869)          (1,811)
   Foreign currency translation adjustment                (68)             (79)
                                                --------------------------------
   Total stockholders' equity                          35,572           31,459
                                                --------------------------------
   Total liabilities and stockholders' equity   $     352,261     $    347,327
                                                ================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE 36-WEEKS ENDED SEPTEMBER 6, 2003 and SEPTEMBER 7, 2002
                                   (Unaudited)
                            (In thousands of dollars)

                                                        36 Weeks Ended
                                                --------------------------------
                                                September 6,     September 7,
                                                    2003              2002
                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $      10,692     $      7,946
Items with different cash requirements
  than reflected in net income--
    Cumulative effect of accounting change                ---            4,440
    Depreciation and amortization                      10,817            9,563
    Gain on sales of securities                          (821)          (1,544)
    Gain (loss) on sales of assets                         15              (74)
    Others                                                 64             (132)
Changes in operating assets and liabilities--
    Receivables                                        10,638           16,720
    Deferred revenues                                  (9,747)         (12,491)
    Payables and accrued liabilities                    3,215            3,907
    Postretirement benefits                             7,531            5,674
    Deferred income taxes                              (2,178)            (164)
    Deferred selling expenses                           1,061              468
    Inventories                                        (1,172)          (1,286)
    Other assets and liabilities--net                    (309)             818
                                                --------------------------------
Net cash provided from operating activities            29,806           33,845
                                                --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
    Capitalized software                               (2,169)          (2,356)
    Purchase of equipment and furnishings                (563)            (956)
    Business purchase price adjustments                  (447)            (753)
    Building improvements                                (467)             (66)
    Proceeds from sales of property                         2                6
                                                --------------------------------
Net cash used for capital expenditures                 (3,644)          (4,125)
                                                --------------------------------

Securities investments--
    Proceeds from sales and maturities                 82,973           92,770
    Purchases                                         (86,806)         (87,861)
                                                --------------------------------
Net cash provided from (used for)
  securities investments                               (3,833)           4,909
                                                --------------------------------
Net cash provided from (used for)
  investing activities                                 (7,477)             784
                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of capital stock to employees                  5,129            3,981
    Purchases of treasury stock                        (7,411)         (30,189)
    Dividends paid                                     (5,250)          (5,487)
    Repayment of borrowings                               ---           (4,000)
                                                --------------------------------
Net cash used for financing activities                 (7,532)         (35,695)
                                                --------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   14,797           (1,066)

CASH AND CASH EQUIVALENTS, beginning of period         11,530           23,972
                                                --------------------------------
CASH AND CASH EQUIVALENTS, end of period        $      26,327     $     22,906
                                                ================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                               $       4,198     $      4,377
    Income taxes paid                                   4,695            3,017

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                                September 6, 2003
                                   (Unaudited)

NOTE 1:  General

     The information in this report has not been audited. Results for the thirty-six weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments, which include only normal, recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

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

NOTE 2:  Inventories

      Inventories consisted of the following (in thousands):

                                   September 6,         December
                                       2003             31, 2002
                                  --------------      -------------
      Materials and supplies      $     2,304         $    2,108
      Work in process                   1,348                277
      Finished goods                    1,118              1,213
                                  --------------      -------------
          Totals                  $     4,770         $    3,598
                                  ==============      =============

NOTE 3:   Stockholders' Equity

     Treasury stock as of September 6, 2003 and December 31, 2002, respectively, consisted of: Class A, 14,822,880 and 14,664,851 shares; Class B, 6,308,372 and 6,350,449 shares; and Class C, 1,317,564 and 1,229,359 shares.

NOTE 4:   Segment Information

Segment operating information is presented below (in thousands of dollars):

                                     12 Weeks Ended         36 Weeks Ended
                                  9/6/2003    9/7/2002    9/6/2003    9/7/2002
                                 -----------------------------------------------
Revenues from external customers:
  Publishing                     $  59,780   $  59,130   $ 181,196   $ 180,375
  Printing                           5,371       4,771      13,972      13,770
  Software                           9,785       4,555      15,353      12,868
                                 -----------------------------------------------
          Total                  $  74,936   $  68,456   $ 210,521   $ 207,013
                                 ===============================================
Intersegment printing revenues   $   2,730   $   3,189   $   8,489   $   9,902
                                 ===============================================
Intersegment software revenues   $     477   $     421   $   1,819   $   1,965
                                 ===============================================

Operating profit:
  Publishing                     $   5,298   $   4,842   $  17,739   $  17,005
  Printing                             127         353         (87)        717
  Software                           4,410         162        (316)        160
                                 -----------------------------------------------
          Total                  $   9,835   $   5,357   $  17,336   $  17,882
                                 ===============================================

NOTE 5: Subsequent Event

     On September 11, 2003, the Board of Directors declared a dividend of $0.15 per share, payable October 2, 2003, to all holders of shares as of September 20, 2003.

NOTE 6: Goodwill and Intangible Assets

     Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,937,000. Changes to goodwill since December 31, 2002 were to record $70,000 in net purchase price adjustments.

     Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                       September 6, 2003                December 31, 2002
                 -------------------------------  ------------------------------
                 Gross Carrying   Accumulated     Gross Carrying   Accumulated
                     Amount       Amortization        Amount       Amortization
                 ------------------------------   ------------------------------
 Software        $     24,617     $   (12,876)    $     22,448    $     (8,630)
 Customer Lists        14,730          (8,892)          14,730          (7,447)
 Copyrights             9,145          (2,605)           9,145          (1,972)
 Other                  4,801          (3,962)           4,801          (2,575)
                 -------------------------------  ------------------------------
    Total        $     53,293     $   (28,335)    $     51,124    $    (20,624)
                 ===============================  ==============================

     Amortization expense for the above assets was $7,711,000 (including a $1,803,000 accelerated amortization of a software asset and $617,000 for a publishing asset) and $5,613,000 in the first three quarters of 2003 and 2002, respectively.

                                     PART I

Item 2.     Management's Discussion and Analysis of Results of Operations
-------     and Financial Position
            ----------------------
     It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2002 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2002 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

RESULTS OF OPERATIONS
Although the business  environment  has  progressed  to a  tepid-recovery  level recently,  the weak  economy  has  been  the  dominant  factor  affecting  BNA's financial results this year. It has adversely affected revenues, asset valuations, and investment income. Nevertheless, BNA's consolidated revenues and operating profit have held up relatively well, and comparisons with the prior year significantly improved in the third quarter.


Thirty-six weeks 2003 compared to thirty-six weeks 2002
-------------------------------------------------------
Consolidated revenues increased 1.7 percent to $210.5 million in the first three quarters of 2003, while operating expenses were up 2.1 percent. As a result, the consolidated operating profit was down 3.1 percent, reflecting lower Printing and Software segment results. Net income before cumulative effect of accounting change was $10.7 million for the first three quarters, a 13.7 percent decrease from comparable 2002 results, and earnings per share were $.31 per share, down from $.35.


Publishing segment revenues were up 0.5 percent compared to 2002. Parent and Tax Management combined subscription and online revenues grew 1.8 percent, due mainly to a sharp increase in online royalties resulting from new contractual terms. All other publishing units had lower revenues due mostly to the weak economy. Publishing operating expenses included substantially higher employee benefit expenses and a second-quarter $1.6 million net charge for an early retirement program, but up just 0.1 percent due to continuing cost reduction efforts. Total operating profit for the Publishing segment was up 4.3 percent compared to the same period last year.

Printing segment total revenues were down 5.1 percent compared to 2002, reflecting a 1.5 percent increase in commercial revenues, but a 14.3 percent decrease in intersegment revenues. The improved commercial sales recorded in this quarter were due to delivering a large job earlier in 2003 than in 2002; however, commercial sales continued to be hampered by a reduced demand for financial printing and by pricing pressures caused by industry-wide excess capacity. Intersegment revenues are expected to decline as Publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 1.8 percent, reflecting lower variable costs and workforce reductions. The Printing segment incurred an $87,000 operating loss in 2003 compared to a profit of $717,000 in 2002.

Software segment revenues, which a re seasonal in nature, increased 19.3 percent compared to 2002 and operating expenses were up 23.3 percent. BNA Software, which records the majority of its revenues and all of its profits in the second half of the year, increased revenues by 59.5 percent mainly due to timing differences. Renewal revenues included certain product updates that were shipped in the third quarter of 2003; last year, these updates weren't shipped until the fourth quarter. The carrying value of a BNA Software product was reduced in the first quarter of 2003 based on lowered sales and cash flow expectations, resulting in a $1.8 million writedown of development cost. Other expenses increased due to higher selling and royalty expenses. BNA Software's seasonal operating loss improved to $1.7 million compared to a $3.5 million loss in 2002. STF records most of its revenues and profits in the first and fourth quarters. STF revenues were down 24.9 percent due primarily to a $1.3 million customer contract buyout received in 2002 and the absence of that customer in 2003. Expenses increased 9.5 percent due mainly to higher staffing costs. As a result, its operating profit dropped to $1.4 million compared to $3.7 million last year. The total software segment had a $316,000 operating loss in 2003 compared to a $160,000 profit in 2002.

Investment income and net other income fell $1.7 million due to lower investment balances, lower market yields, and lower realized gains on sales. Interest expense decreased $176,000 due to lower interest rates and lower outstanding debt. Other comprehensive income reflected an unrealized holding gain in 2003 compared to a holding loss in 2002.


Twelve weeks ended Sept. 6, 2003 compared to twelve weeks ended Sept. 7, 2002.
------------------------------------------------------------------------------
For the third quarter only, consolidated revenues were up 9.5 percent, while operating expenses were up 3.2 percent. The revenue and expense factors mentioned above also affected third quarter comparisons, particularly the timing of the Printing and Software revenues. Operating profit was up 84 percent for the quarter, net income was up 61 percent, and earnings per share were up 63 percent.

Outlook

Revenues are now benefiting from the improved online contract terms negotiated last year. Some of our businesses have begun to see marginal sales improvements that we expect will gradually expand and strengthen. Expenses have been cut where possible consistent with the goal of preserving short-term profits while not jeopardizing long-term prospects, and that will continue. We had budgeted for improved earnings this year and barring any fourth-quarter setbacks, we still believe that is achievable. Although the slowly recovering economy will have substantially less positive effect on 2003 earnings than we had once hoped, we remain confident that the BNA businesses are well positioned to prosper in a stronger economy.


FINANCIAL POSITION

Cash provided from operating activities was $29.8 million in the first thirty-six weeks of 2003, an 11.9 percent decrease from the $33.8 million provided from the first thirty-six weeks of 2002. Customer receipts were down
0.8 percent and operating expenditures increased 1.3 percent from 2002.

Cash used for investing activities was $7.5 million. Capital expenditures were $3.7 million and cash used for the investment portfolio was $3.8 million. Sales of capital stock to employees totaled $5.1 million and capital stock repurchases amounted to $7.4 million. The Company paid dividends of $5.2 million.

With over $144 million in cash and investment portfolios and a $5 million loan facility, the financial position and liquidity of the Company remains strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

Item 4.     Controls and Procedures
-----------------------------------
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information the Company is required to disclose in its periodic SEC filings.

During the period covered by this report there have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 1.     Legal Proceedings
-------     -----------------
     There were no material legal proceedings during the first thirty-six weeks of 2003.

Item 2.     Change in Securities
-------     --------------------
      There were no changes in securities.

Item 3.     Defaults upon Senior Securities
-------     -------------------------------
      There were no defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Securities Holders
------      -----------------------------------------------------
      There were no matters submitted to a vote of security holders.

Item 5.     Other Information
-------     -----------------
      No other information is presented herein.

Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------
      No reports were filed on Form 8-K during the quarter ended Sept. 6, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




10/14/2003            /s/Paul N. Wojcik
---------             ----------------------------------
  Date                Paul N. Wojcik
                      President and Chief Executive Officer



10/14/2003            /s/George J. Korphage
---------             ----------------------------------
  Date                George J. Korphage
                      Vice President and Chief Financial Officer