Form 10-K
period 2003-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2004-03-11
CIK 15393

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

For the fiscal year ended December 31, 2003
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

      Indicate by check mark whether the registrant is an accelerated filer, (as defined in Rule 12b-2 of the Act). Yes (X)

     The market value of the Class A voting stock held by non-affiliates of the registrant as of February 28, 2004 was $149,294,025. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 28, 2003 was $205,684,954 and $0 respectively. In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2004 was 14,280,739 Class A common shares, 18,813,552 Class B common shares, and 13,380 Class C common shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about March 26, 2004, are incorporated by reference into Part III of this Form 10-K.

                      The Bureau of National Affairs, Inc.
                               Index to Form 10-K
                   For the fiscal year ended December 31, 2003


                                                                      Page No.
                                     PART I.
Item 1.     Business...............................................      3
Item 2.     Properties.............................................     11
Item 3.     Legal Proceedings......................................     12
Item 4.     Submission of Matters to a Vote of Security Holders....     12
Item X.     Executive Officers of the Registrant...................     12

                                    PART II.
Item 5.     Market for the Registrant's Common Stock and Related
              Security Holder Matters..............................     14
Item 6.     Selected Financial Data and Selected Quarterly Data....     15
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................     17
Item 7a.    Quantitative and Qualitative Disclosures About
              Market Risk..........................................     22
Item 8.     Financial Statements and Supplementary Data............     23
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...............     48
Item 9a.    Controls and Procedures................................     48


                                    PART III.
Item 10.    Directors and Executive Officers of Registrant.........     48
Item 11.    Executive Compensation.................................     48
Item 12.    Security Ownership of Beneficial Owners and Management.     49
Item 13.    Certain Relationships and Related Transactions.........     49
Item 14.    Principal Accounting Fees and Services.................     49

                                    PART IV.
Item 15.    Exhibits, Financial Statement Schedules, and
              Report on Form 8-K...................................     49

SIGNATURES.........................................................     51

EXHIBIT INDEX......................................................     52

                                     PART I

Item 1.        Business
               --------
General Development of Business and Narrative Description of Business

Business of BNA and Subsidiary Companies

The Bureau of National Affairs, Inc. (BNA), is a leading publisher of legal and regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

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

The Company provides most of its products for electronic delivery via Lotus Notes and the Web. Online products also are available through database vendors such as LexisNexis and West Group.

BNA International Inc. publishes international tax and intellectual property information in print and electronic formats, and is BNA's agent outside of North America for sale of its U.S. products.

BNA Software, a division of Tax Management Inc., develops, produces, and markets tax and financial planning software. Sales are made to accountants, lawyers, tax and financial planners, government agencies, and others. The products are marketed through direct mail, space advertising, telesales, and BNA field sales representatives. STF Services Corporation converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including BNA and Tax Management.

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. It utilizes modern equipment and its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. Approximately 37 percent of its business is derived from the BNA publishing companies.

Review Of Operations

2003 was the third successive year in which BNA and its subsidiary companies had to contend with a difficult business climate that depressed revenue growth and investment income yields. Although there were some areas of modest recovery late in the year, they were not enough to impact 2003 financial results. Aggressive cost containment efforts mitigated the effects of little revenue growth and a significant increase in employee benefit expenses, but could not fully offset them. The resulting decline in the consolidated operating profit, along with a drop in investment income, reduced BNA bottom-line results from comparable prior year levels. Excluding the effect of a 2002 change in accounting, net income declined 14.5 percent in 2003 to $16.1 million, and earnings per share were down
13.2 percent to $.46.

Consolidated revenues were $311.8 million, an increase of $2.0 million. The war suspended the fledgling economic recovery during the first half of 2003. Publishing revenues, however, did increase $3.5 million due primarily to higher online royalties. Printing revenues declined $0.5 million, reflecting industry weakness. Software revenues were $1.0 million lower than in 2002, which had included a one-time revenue gain of $1.3 million from an early contract termination. The continuing economic expansion expected in 2004 will ultimately benefit all of BNA's businesses.

The 2003 consolidated operating profit was $25.6 million, down 8.4 percent from 2002. Consolidated operating expenses increased $4.3 million in total, despite ongoing efforts to reduce costs, because of a huge increase in employee benefit expenses. Employee health care expenses rose $1.8 million in 2003 due to higher claims. Pension and retirement health care expenses, which are heavily influenced by investment market returns and interest rates, jumped $6.2 million. A voluntary early retirement program added another $1.8 million to pension expenses. Collectively, all other expenses were reduced $5.5 million, largely the result of cost containment efforts.

Total non-operating income declined $0.9 million due to lower investment income, mostly because of reduced market yields.

Stock repurchases in 2003, including the bulk of the Class C shares, totaled $22.8 million. Employees purchased $8.5 million of Class A stock, but total shares outstanding continued to decline. Over the last seven years, shares outstanding have been reduced by 24 percent, and this has had a positive effect on earnings per share. This trend can be expected to continue, although not necessarily to the same degree. Operating cash flows have usually provided most of the cash needed for the net buybacks, with financial reserves providing the balance, and are expected to continue to do so.

BNA's cash and financial investments increased slightly during 2003 to nearly $125 million. The liquidity provided by these financial reserves, as well as the strong operating cash flows generated annually by the businesses, keeps BNA prepared to respond to business challenges and opportunities, to make the investments necessary to ensure future growth, to satisfy debt retirement obligations, and to meet the stock repurchase obligations inherent in an employee-owned company.


Reviews of the parent and subsidiary companies' operations follow.

Parent Company

Despite continuing economic malaise and a huge increase in employee benefit expenses, the parent company's revenue growth and strict cost management yielded a record operating profit in 2003.

Strong renewals and new contracts with BNA's strategic partners increased parent company revenues 1.3 percent in 2003, in spite of lower new sales associated with the slowly recovering economy. BNA managers continued strong cost control efforts, which helped to offset soaring postretirement expenses and double-digit health care cost increases.

The year also saw great strides in the evolution of the parent's business unit structure, producing solid business planning and accountability, new products, and a continued strengthening of our Web infrastructure.

The parent's Legal and Business Publishing line turned in a remarkable performance: healthy increases in both revenues and profits with several new product introductions and the continued expansion of a successful new selling effort directed at large law firms. The business unit began 2003 with the January launch of Corporate Accountability Report, which meets the specialized information needs of practitioners working on Sarbanes-Oxley issues.

In April 2003, Legal and Business Publishing launched BNA's Benefits Practice Center, a Web-based research portal that brings together BNA's best offerings in the employee benefits area. The long-term and tremendously successful print notification service and reference file, ABA/BNA Lawyers' Manual on Professional Conduct, was converted to electronic format and launched on the Web in September 2003. The unit expects solid revenue growth for this product in its new format.

The success of the Law Firm Program was a key driver of the unit's overall growth. The eight specialized sales professionals, who are compensated based on account growth, grew their accounts 13 percent over 2002 levels, exceeding expectations. The publishing unit has worked closely with this sales group to ensure that training, collateral materials, information requests, and customized service needs are met quickly and effectively.

The Health Care Division exceeded expectations this year due mainly to the very successful launch of a product that stretches into a market somewhat adjacent to BNA's core business. Pharmaceutical Law & Industry Report went through three prototypes in 2002 before launching in January 2003. The pre-launch work paid off with the most successful first-year launch in recent memory for the unit. Migrating Health Law & Business Series to the Web also contributed to the unit's growth in 2003.

Environment, Health & Safety Publishing spent most of 2003 developing new products to meet EHS professionals' growing need for international information. EHS Global Alert, a monthly customizable monitoring service, was launched in October and covers regulatory developments in 44 global jurisdictions. A companion service, Global EHS Library, is slated to launch in spring 2004. And partnerships forged in 2003 with two providers of environmental tools will expand the EHS product line into the growing area of environmental management systems.

In an attempt to protect BNA's subscriber base from low-cost competitors and free websites, the business unit launched EHSAssist in September 2003. The new low-cost service highlights BNA analysis, with links to federal and state regulations.

The Human Resources Division reorganized editorial operations to produce publications more efficiently and trimmed the product line to eliminate unprofitable formats. Despite a challenging year for revenues, profits were higher than anticipated.

Payroll Library and Human Resources Report were revamped to better respond to customer needs. After a major content and technology overhaul in 2003, the division's flagship product, HR Library, is set for relaunch in early 2004. HR Library and Payroll Library remain in the top ten of BNA's best-selling products. The division also generated growing sales through a new line of HR information sites for local employers' associations and benefits brokers.

The Law Firm Program will be expanded in 2004 as part of a major restructuring of BNA's selling efforts. A customer-focused sales segmentation program was researched and designed in 2003, and is slated to launch in spring 2004. In this new structure, sales professionals will be assigned to one of several targeted customer groups and markets so that they can specialize in the interests and needs of those specific customers.

2003 also saw significant accomplishments for BNA's Web Delivery platform (BWD) as additional products migrated to the new platform. The Payroll Administration Guide Web product migrated to the new platform in March 2003, providing customers with a new look and new features, such as a product home page that provides easy access to the service's content. The payroll product joined Employment Guide and the ABA/BNA Lawyers' Manual on Professional Conduct on the new platform. And, a decision was made in March 2003 to redesign and launch Human Resources Library on BWD with an early 2004 deadline, an extremely tight time frame.

2003 proved no easier than the previous two difficult years. But BNA people have once again demonstrated their ability to succeed in difficult times, as the parent produced record profits while building an operationally stronger company.

BNA Books

With 17 titles published in December, the Book Division closed out another busy and profitable year. Despite the sluggish economic environment, revenues grew
5.6 percent over 2002.

The division published 50 books in 2003, including three new titles: Labor Union Laws and Regulations, co-published with the ABA Labor and Employment Law Section; ERISA Litigation; and Age Discrimination in Employment Law. The publication of a new sixth edition of How Arbitration Works, the premier text on labor arbitration, was greeted with much anticipation by professionals in the field and contributed greatly toward the year's success. New editions of Patents and the Federal Circuit; Patent Prosecution: Practice and Procedure Before the US Patent Office; and International Labor and Employment Laws also were very successful.

The Book Division's partnership with the American Bar Association continues to be a mutually beneficial one. BNA Books is now the official publisher of three ABA Sections--Labor and Employment Law, Intellectual Property Law, and Health Law. In addition, the division added some distinguished professionals to its list of authors last year as it continues to be the treatise publisher of choice for practitioners writing for practitioners.

Tax Management Inc.

Revenues from TM information services increased 3.5 percent, fueled by continued strong interest in TM's Web tax library products and higher online royalties from distribution partners. New sales were up over the previous year and renewal rates improved.

While higher expenses, especially in the Software Division, resulted in lower profitability, TM's operating profits remained healthy and continued to make a significant contribution to the corporation's bottom line.

During 2003, Tax Management pursued a broad range of initiatives designed to better understand and meet customer expectations. Those initiatives led to improvements in the ease of use of TM's Web products, expanded content, and unique value-added functionality. Other dividends from these initiatives included a more effective marketing program and revised customer support activities that helped customers realize the full benefit of their TM products.

Although the tax information market is very competitive, Tax Management's position as the leading provider of analytical tax material continues to distinguish it in the eyes of tax professionals around the world.

BNA Software

BNA Software's revenues grew by 3.9 percent, supported by strong renewal revenues and new sales spurred by new tax legislation. Sales of BNA Fixed Assets Web gained momentum during the year, with a number of major corporations and accounting firms adopting this solution. But expenses associated with that product, including a large write-down of past development costs, were not matched by the revenues, and the division reported a small operating loss for the year.

The division refocused its efforts midyear: during the second half of 2003, BNA Software began to extend its sales channels to reach additional customers more cost effectively and to create complementary strategic alliances with third parties. Initial results have been promising, with new national reseller agreements in place for several BNA Software products.

The BNA Software product line is very strong and well respected by tax professionals. In the coming year, management will be focusing its efforts on growing revenues from its new sales channels, establishing new alliances, and restoring the division's profitability.

BNA International Inc.

BNA International faced a very challenging market environment in 2003 as recovery in European economies lagged behind that experienced in the U.S. Despite a weak demand for new subscriptions that reduced revenues 4.9 percent, the company maintained healthy profit margins. Renewal revenues held up well, reflecting both the quality of the product line and a continuing emphasis on subscriber retention. Cost-cutting measures were implemented in many areas and proved effective.

The company continued its transformation into a more Web-based information company. The BNAI website was improved, providing an enhanced service for subscribers and a better marketing tool to attract new customers. Key products were made available on the BNA Newsstand, LexisNexis, and Westlaw platforms to increase exposure. BNAI also initiated a new marketing program, incorporating direct selling and telesales, to realize the full market potential of its Web offerings.

Difficult market conditions made new product launches riskier than normal, so BNAI devoted its resources to enhancing existing products. Tax Planning International e-commerce was relaunched as Tax Planning International Indirect Taxes. And, in addition to the Web activities already mentioned, all print products were revamped in an effort to widen their appeal.

In 2004, BNAI will continue to develop its role as a Web information provider. Current product development is focused on improving the flexibility of the Web products so that subscribers' information needs can be met in a more focused way. This should provide new opportunities to resume growth in 2004 and beyond.

Pike & Fischer, Inc.

Contributions from an acquisition made in late 2002 and increased revenues from conferences and Green Markets overcame tepid performances by Pike & Fischer's other units. The company ended 2003 with an overall increase in revenues of 2.3 percent.

Pike & Fischer's plans were significantly impacted when it was notified midyear that a major long-term contract to provide editorial services to another publishing company would not be renewed in 2004. Pike & Fischer, which had been providing services under the contract for 60 years, reacted to the news by reevaluating its several lines of business and accelerating an ongoing review of its production and distribution operations.

By year's end, the company had closed its forty-year-old printing facility and migrated printing and most distribution functions to McArdle, moved the Pike & Fischer conference business to IOMA, and divested its criminal law and food safety publications. The titles sold included Criminal Practice Manual, Criminal Practice Report, Cybercrime Law Report, Law Officers' Bulletin, Food Protection Report, Food Regulation Report, and Food Talk. Gains from the sale of publishing assets were substantial, and Pike & Fischer finished the year with net income substantially higher than in the preceding year.

In 2003, the company completed extensive market research on its core communications products. As a result, Pike & Fischer Web products will be redesigned and relaunched in 2004. Further, in November Pike & Fischer purchased the assets of Broadband Intelligence, Inc., including its flagship product, Broadband Daily. This acquisition, along with 2002's purchase of Rules Service Company, places a restructured Pike & Fischer in a good position to capitalize in 2004 on the resurgent interest in communications, especially in the Voice over IP and wireless broadband arenas.

BNA Washington Inc.

BNA Washington, BNA's real estate subsidiary, continued to support BNA's business operations with safe and comfortable facilities in 2003 while controlling rising costs for goods and services. Despite unanticipated expenses related to severe weather and repairs to building systems, operating expenses were slightly lower than the prior year.

The safety of BNA's most valuable assets - its employees - remained a top priority in 2003. The BNA Emergency Action Guide and Internet links to emergency information were developed and distributed to all Washington, D.C. area employees, and evacuation drills were conducted at all facilities. The guide provides each employee with the information needed to prepare for and react to the wide range of potential emergencies that may occur in or around our facilities. The guide is supplemented by an emergency website that contains useful information, and will be one of the conduits used to provide up-to-the minute information during an emergency.

The installation of a new emergency generator at the Customer Contact Center in Rockville was completed late in 2003. The larger generator will reduce the impact of a power loss on the ability to service customers, provide reliable power to a larger area of the facility, and support the role of that facility as a backup location for downtown operations.

In 2003, the Human Resources Department was relocated to the 25th Street buildings. This move opened a large block of space in the 23rd Street building for sublease, and by the end of the year, nearly one third of that space was leased with the remainder generating serious interest from potential tenants.

The two outside tenants on 25th Street continue to provide substantial revenues. In anticipation of lease expirations in 2004, negotiations with both tenants began in late 2003. Both tenants have expressed strong interest in reaching new long-term leases, and agreements are expected early in 2004.

Significant progress was made in exploring BNA's long-range real estate options in 2003. Facility requirements and projected costs over the long term were researched. A number of potential location scenarios in Washington and vicinity, including renovating and remaining in BNA's downtown buildings, will be fully investigated in 2004, with recommendations expected by year-end.

The McArdle Printing Company, Inc.

The McArdle Printing Company's performance in 2003 was disappointing as operating results continued to be impacted by the economic climate and a fiercely competitive industry. Revenues declined 6.1 percent in 2003, producing McArdle's first operating loss as a BNA company.

Excess capacity in the printing industry has put great pressure on pricing, negatively affecting profit margins despite continued reductions in labor, administrative, and materials costs. Recognizing that price sensitivity in print markets is likely to continue, McArdle has expanded the types of services offered and improved efficiencies in order to better meet customer needs. Improved technologies for proofing, plate imaging, and software applications allow McArdle to offer better quality at reduced prices. This will enable the company to be more competitive in existing markets and to better pursue opportunities in the high-end color markets.

In 2004, McArdle also plans to introduce 4-color web printing, provide design services to printing customers, offer customized pricing to increase volume, add fulfillment services, and expand data management to enhance existing direct mail services.

McArdle is committed to growing revenue and improving operating margins, while continuing to produce competitively priced, superior quality products and services to BNA and to the commercial markets it serves.

Institute of Management and Administration, Inc.

IOMA achieved a significant improvement in profitability during 2003, despite lower subscription revenues, due to expense reductions and continued growth of non-subscription revenues. While 64 percent of IOMA revenues still come from subscriptions, the company generated over $3 million from product lines that have been developed in the last two years. The growth of these "ancillary" revenue channels overcame most of the continuing weakness on the subscription side of the business, as total revenues declined 4.2 percent.

IOMA is now profitably creating and selling conferences, audio conferences, an expanded list of reference guides, custom and published research, consulting services, site and third-party licenses, and even professional certification programs. All of these programs leverage existing IOMA management information and markets. Information products now offered by IOMA range in price from $8 to over $30,000.

The IOMA Conference Division, which grew 38 percent in 2003, is one example of success, with growth in existing conferences and the launch of new conferences in core markets like HR, accounts payable, and lab management. Another example is the new Audioconference Division, which generated $682,000 in 2003. Similar, if slightly less spectacular growth also occurred in royalties from outside vendors, custom publishing, advertising, and Web content sales.

While subscription revenue continued to decline, the drop was anticipated and steps were taken during the year to correct it. Central to this was a transition from newsletter to reference guide publishing; guides cost less to sell and had higher renewal rates than newsletters in 2002 and 2003. In addition, marketing resources were reallocated, and stronger fax and e-mail support of marketing activities was introduced. As a result, subscription revenue trends improved during the second half of the year.

Tight cost controls cut operating expenses 13.4 percent in 2003, and that, combined with the revenue gains in non-subscription products, led to a profitable year, with good momentum going into 2004.

Kennedy Information, Inc.

Kennedy Information's core markets, consulting and recruiting, continued to suffer in 2003. As a result, revenue declined 3.3 percent, leading to an operating loss for the year. By year end, there were signs of improvement in the company's core markets and 2004 should be a year of growth and profitability.

To better serve those reviving markets, Kennedy Information completely restructured its operations. From a purely functional organization, four market-focused business units were created: Consulting; Recruiting; Consumer Careers; and Business & Finance. This new organization increases accountability, improves customer focus, and provides better speed and flexibility to react to market changes and evolving customer needs.

During the year, Kennedy's Business & Finance Unit successfully launched the Senior IR Leadership Network, a high-value, subscription-based network for top investor relations officers at public companies. While the launch required a significant investment of resources, Kennedy is optimistic that this network will be profitable in 2004 and a source of strong growth and profits in the future. The Consulting Unit's Advisory Services Group continued to gain client work and posted an impressive revenue gain over 2002. The Consumer Career Unit launched an exciting new service, ExecutiveRegistry, and expanded important partnerships with Business Week, The Wall Street Journal, and Monster.com.

The magazine advertising market continues to be depressed, so Kennedy Information lowered the cost structure of its magazines by suspending publication of Shareholder Value Magazine. Consulting Magazine continues to be published, but on a reduced basis until there is an improvement in the ad market.

These changes, as well as an improving economy, should help return Kennedy Information to growth and profitability in 2004.

STF Services Corporation

STF continued to perform very well in 2003, despite the loss of a large STF tax forms licensee in mid-2002. Although revenues and profits were down as a result of this loss, operating margins remained very healthy. Revenue streams outside of licensing grew significantly as the result of continued moves to the Internet by customers and competitive success in winning some of the ex-licensee's customers.

The sales tax area will be a growth opportunity for STF in 2004. SuperForm Sales Tax Rates/Forms, launched in late 2003, will be aggressively marketed early in 2004, and product functionality will be enhanced to better serve that market. In addition, a major licensing contract for this product was secured in late 2003 and will provide a new revenue stream.

STF continues to realign internal operations to enhance efficiency and allow for the addition of increased functionality to its forms products. Workflow studies have resulted in the streamlining of previously manual sales processes, and a similar project is expected to lead to improvements in the production area in mid-2004. The production changes are intended to free up resources to allow STF to continue to respond effectively to changes in technology and the regulatory environment, and to continue the development of new products.

Item 1.        Business
               --------
General Development of Business and Narrative Description of Business, Continued

The Bureau of National Affairs, Inc. ("BNA" or the "Company"), operates primarily in the publishing, printing, and software industries. Publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and commercial customers. Software operations consist of the production and marketing of software programs and interactive electronic forms. Activities in other industry segments are less than ten percent of total revenue.

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

The Company's subsidiary, The McArdle Printing Company, Inc. (McArdle), competes with a number of commercial and financial printers for 63 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

BNA Software competes with a number of tax and financial planning software publishers. It competes on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support, and price. STF is the dominant provider of electronic forms with little direct competition.

The number of employees of BNA and its subsidiary companies was 1,878 on December 31, 2003.

BNA stock may be purchased only by active employees, and may be held only by employees, former employees, and by their heirs. Therefore, financial information and reports filed with the Securities and Exchange Commission (SEC) are not available to the general public through BNA's corporate internet website, www.bna.com. The Company provides paper copies of filings to stockholders upon request, free of charge.

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

BNA's Subscriber Relations Group operates in an owned facility at 9435 Key West Avenue, Rockville, Maryland. Pike & Fischer, Inc. leases office space for its operations at 1010 Wayne Avenue, Silver Spring, Maryland. IOMA conducts its operations from leased offices at 29 West 35th Street, New York, New York. Kennedy Information, Inc. conducts its operations from leased offices at One Phoenix Mill Lane, Peterborough, New Hampshire. STF Services Corporation leases office space for its operations at 26 Corporate Circle, East Syracuse, New York. BNA International Inc. conducts its operations from leased offices at Millbank Tower, 21-24 Millbank, London, England. The McArdle Printing Co., Inc. owns its office and plant facilities at 800 Commerce Drive, Upper Marlboro, Maryland.

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

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


Item X.        EXECUTIVE OFFICERS OF THE REGISTRANT
               ------------------------------------

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2003. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

          Name              Age           Present position and prior experience
-----------------------     ---           -------------------------------------
Cynthia J. Bolbach          56            Vice President and Corporate Secretary
                                           Elected vice president in 2002.
                                           Joined BNA in 1972.

Eunice L. Bumgardner        43            Vice President and General Counsel
                                           Elected vice president in 1996 and
                                           general counsel in 1995.  Joined
                                           BNA in 1994.

Carol A. Clark              47            Vice President
                                           Elected vice president in 2001.
                                           Previously served as Technology
                                           Director since 1997.
                                           Joined BNA in 1983.

Sandra C. Degler            64            Vice Chairman of the Board
                                           Elected vice chairman in 1998.
                                           Served as president of Tax
                                           Management Inc. from 1983 to 2000.
                                           Joined BNA in 1963.

George J. Korphage          57            Vice President and Chief Financial
                                           Officer
                                           Elected vice president in 1988 and
                                           chief financial officer in 1989.
                                           Joined BNA in 1972.

Gilbert S. Lavine           52            Treasurer
                                           Elected to present position in 1998.
                                           Joined BNA in 1985.

Item X.        EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)
               ------------------------------------

          Name              Age           Present position and prior experience
-----------------------     ---           -------------------------------------
Gregory C. McCaffery        43            Vice President and Chief
                                          Operating Officer
                                           Elected vice president in 2000
                                           and chief operating officer in
                                           2003. Previously was director of
                                           marketing and product development
                                           since 1996. Joined BNA in 1986.

Robert L. Velte             56            Vice President
                                           Elected to vice president in 1995.
                                           Joined BNA in 1976.

Paul N. Wojcik              55            President and Chief Executive Officer
                                           Elected  president in 1995 and
                                           chief executive officer in 1997.
                                           Joined BNA in 1972.

                                     PART II


Item 5.        Market for the Registrant's Common Stock and Related
               ----------------------------------------------------
               Security Holder Matters
               -----------------------

Market Information, Holders, and Dividends

There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market in which Class A stock can be bought and sold.

The Board of Directors semi-annually establishes the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 53 years, and they are expected to continue.

As of February 28, 2004, there were 1,438 Class A shareholders, 318 Class B shareholders, and 4 Class C shareholders. During 2003, the Company repurchased 717,614 shares of Class B stock and 863,228 shares of Class C stock from retired employees.

Established stock price and dividends declared during 2003 and 2002 were as follows:

      Stock Price
            January 1, 2002 - March 24, 2002               $ 9.75
            March 25, 2002 - September 22, 2002             10.25
            September 23, 2002 - March 23, 2003             10.50
            March 24, 2003 - September 21, 2003             11.00
            September 22, 2003 - December 31, 2003          11.25

      Record  Date and Dividend Amount
            March 23, 2002                                 $  .15
            September 21, 2002                                .15
            March 22, 2003                                    .15
            September 20, 2003                                .15


The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Trustee of the Stock Purchase and Transfer Plan.

                                     PART II

Item 6.        Selected Financial Data
               -----------------------
                      The Bureau of National Affairs, Inc.
             Consolidated Operating and Financial Summary: 2003-1999
      (Dollar amounts in thousands, except per share and profit ratio data)

                                  2003     2002      2001      2000     1999
                               ------------------------------------------------
Operating Revenues              $311,824 $309,790  $305,965  $297,399 $283,959
Operating Expenses               286,274  281,900   291,489   269,365  260,653
-------------------------------------------------------------------------------
Operating Profit                  25,550   27,890    14,476    28,034   23,306
Non-operating Income:
  Investment Income                4,644    6,235     8,542     9,327    9,516
  Interest Expense                (5,710)  (5,829)   (6,000)   (1,654)  (1,026)
  Other Income (Expense)             724      191     4,421    (1,200)     112
-------------------------------------------------------------------------------
Income Before Income Taxes
  and Cumulative Effects of
  of Accounting Changes           25,208   28,487    21,439    34,507   31,908
Income Taxes                       9,123    9,670     8,177    11,353   10,898
                              -------------------------------------------------
Income from Operations            16,085   18,817    13,262    23,154   21,010
Cumulative Effects of
  Accounting Changes(a)              ---   (4,440)      ---    (7,470)     ---
                              -------------------------------------------------
Net Income                      $ 16,085 $ 14,377  $ 13,262  $ 15,684 $ 21,010
------------------------------=================================================
Profit Ratios (b):
 % of Operating Revenues             5.2      6.1       4.3       7.8      7.4
 % of Average Stockholders' Equity  57.5     43.6      21.9      33.5     28.7
-------------------------------------------------------------------------------
Earnings Per Share from Operations  $.46     $.53      $.35      $.59     $.52
Cumulative Effects of
 Accounting Changes(a)               ---     (.12)      ---      (.19)     ---
                               ------------------------------------------------
Total Earnings Per Share            $.46     $.41      $.35      $.40     $.52
                               ================================================
Dividends Per Share                 $.30     $.30      $.30      $.28     $.26
-------------------------------================================================
Balance Sheet Data:
Total Assets                    $338,189 $347,327  $384,583  $367,900 $319,728
Long-Term Debt-
 less current portion             70,000   75,000    84,000    59,000   14,000
-------------------------------================================================
Employee Data:
  Number of Employees              1,878    1,999     2,121     2,085    2,007
  Total Employment Costs        $174,363 $165,981  $162,060  $150,345 $146,628
-------------------------------================================================
Stockholder Data at Year-End:
  Number of Stockholders           1,786    1,834     1,807     1,782    1,836
  Common Shares Outstanding
  (In Thousands)                  33,653   34,922    37,492    38,797   40,305
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

Selected Quarterly Data

The following is quarterly financial information (unaudited) for 2003 and 2002 (in thousands of dollars).
                                      First     Second     Third    Fourth
                                     Quarter    Quarter   Quarter   Quarter
                2003                  Ended      Ended     Ended     Ended
                                     March 22   June 14   Sept. 6   Dec. 31
------------------------------------------------------------------------------
Revenues                             $65,860    $69,725   $74,936   $101,303
Gross Profit                          27,708     31,319    36,180     45,020
Net Income                             2,310      2,266     6,116      5,393

Earnings Per Share:                  $   .07    $   .06   $   .18   $    .15


              2002 (a)               Quarter    Quarter   Quarter   Quarter
                                      Ended      Ended     Ended     Ended
                                     March 23   June 15   Sept. 7   Dec. 31
------------------------------------------------------------------------------
Revenues                             $66,956    $71,601   $68,456   $102,777
Gross Profit                          30,103     33,722    30,638     48,552
Income Before Cumulative Effect
  of Accounting Change                 4,131      4,466     3,789      6,431
Cumulative Effect of
  Accounting Change                   (4,440)       ---       ---        ---
                                     -----------------------------------------
Net Income (Loss)                       (309)     4,466     3,789      6,431

Earnings Per Share:
Income Before Cumulative Effect
  of Accounting Change               $   .11    $   .13   $   .11   $    .18
Cumulative Effect of
  Accounting Change                     (.12)       ---       ---        ---
                                     -----------------------------------------
Net Income                           $  (.01)   $   .13   $   .11   $    .18


(a) First quarter, 2002 restated to show cumulative effect of accounting change for goodwill, effective January 1, 2002.

                                     PART II

Item 7.        Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of OPerations
               -------------------------
FORWARD -LOOKING STATEMENTS

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

2003 vs. 2002

The weak business climate continued to adversely affect BNA's revenues, asset valuations, and investment income, particularly in the first half of the year. Although there were improvements in the last half, they weren't strong enough to impact 2003 results to a significant degree. Cost containment efforts mitigated a sharp increase in employee benefit expenses, but consolidated profits declined from comparable prior year levels.

Consolidated revenues increased 0.7 percent to $311.8 million, while operating expenses increased 1.6 percent. As a result, the consolidating operating profit was down 8.4 percent, reflecting lower Printing and Software segment results. Excluding the effect of a 2002 change in accounting, net income declined 14.5 percent in 2003 to $16.1 million, and earnings per share were down 13.2 percent to $.46.

The publishing segment --which aggregates the Parent with Tax Management Inc. (excluding Software), IOMA, Pike & Fischer, Inc., BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc.-- generated 85 percent of consolidated revenues. Publishing revenues were up 1.3 percent. Publishing revenues in 2003 benefited from a large one-year increase from new contracts with online partners. Publishing revenues are expected to grow by less than 1 percent in 2004. Operating expenses increased just $1.2 million in total, despite a $7.5 million increase in health care and postretirement expenses and a $1.8 million charge for a voluntary early retirement program. Depreciation and amortization expenses were down $1.7 million from 2002, which had included a larger intangible asset writedown. Cost containment efforts, including staff reductions, and lower fulfillment costs, reflecting the continuing migration of subscribers to electronic products, held the total publishing segment expenses to only a 0.5 percent increase. Ten new products were launched in 2003. Identifiable development expenses for new products and improvements on existing products were $8.3 million in 2003 and $5.7 million in 2002. Operating expenses in 2003 also include an identifiable $4.9 million for developing improved business and publishing systems, compared to $3.3 million in 2002. Publishing operating profit was up 10.3 percent compared to 2002.

The printing segment, which includes The McArdle Printing Company, Inc., experienced a 6.1 percent decrease in sales, reflecting a 2.3 percent decrease from commercial customers and an 11.9 percent decrease in intersegment revenues. Sales to commercial customers suffered from the general economic slowdown and industry-wide excess capacity. Intercompany revenues continue to decline as Publishing segment subscribers migrate from print to electronic products. Total printing revenues are expected to decline by a low-to-mid single-digit percentage in 2004. Operating expenses decreased 3.3 percent, reflecting lower variable costs and workforce reductions. Printing operating loss was $283,000 in 2003, compared to a profit of $748,000 in 2002.

The software segment combines BNA Software, a division of Tax Management Inc., with STF Services Corporation. Segment revenues were down $1.0 million compared to 2002, which had included a one-time $1.3 million STF contract termination settlement. BNA Software revenues increased 3.9 percent reflecting strong demand for its tax and financial planning products, but STF revenues were lower due to the terminated contract. Software revenues are expected to grow by a mid single-digit percentage in 2004. The segment operating expenses increased 13.0 percent over 2002, which had included a $450,000 credit for a tax penalty abatement. Marketing expense, primarily related to new products, increased $0.7 million and amortization expenses, including a writedown of capitalized product development costs, were up $0.8 million. The segment recorded a $1.4 million operating profit in 2003 compared to a $5.0 million operating profit in 2002.

Non-operating income decreased from $597,000 in 2002 to a $342,000 net expense in 2003. Other income reflected higher gains from asset sales, but investment income was lower due to lower investment balances and lower market yields. Interest expense was slightly lower.

The consolidated federal, state, and local effective income tax rate increased to 36.2 percent in 2003 from 33.9 percent in 2002, mainly due to higher state and local taxes.

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

Consolidated revenues of $309.8 million in 2002 were up 1.3 percent compared to 2001, but operating expenses decreased 3.3 percent. The added revenues resulting from owning STF for all of 2002, compared to only part of 2001, accounted for more than all of the growth in consolidated revenues. The consolidated operating profit was up 92.7 percent, reflecting improvements in each of the three operating segments. Excluding the cumulative effect of the accounting change, net income was $18.8 million, a 41.9 percent increase, and earnings per share were up 51.4 percent, to $.53, compared to 2001.

The publishing segment generated 85 percent of consolidated revenues in 2002. Publishing revenues were down 1.2 percent compared with 2001. Operating expenses decreased 4.2 percent, reflecting cost containment efforts. Twelve new products were launched in 2002. Identifiable development expenses for new products and improvements on existing products were $5.7 million in 2002 and $4.0 million in 2001. Operating expenses in 2002 also include an identifiable $3.3 million for developing improved business and publishing systems, compared to $5.3 million in 2001. Publishing operating profit was up 48.4 percent compared to 2001.

The printing segment experienced a 1.1 percent increase in sales in 2002, reflecting a 4.9 percent increase from external customers and a 4.3 percent decrease in intersegment revenues. Sales to commercial customers suffered from the general economic slowdown, especially the reduced demand for financial printing caused by subdued capital markets, but improved nonetheless due to sales to new customers. Intercompany revenues continue to decline as Publishing segment subscribers migrate from print to electronic products. Operating expenses decreased 0.5 percent, reflecting lower variable costs and workforce reductions. Printing operating profit was $748,000 in 2002, compared to $174,000 in 2001.

The software segment revenues increased 32 percent in 2002 due primarily to the full year inclusion of STF (acquired in April 2001), but also to a nearly 7 percent growth in BNA Software revenues and to a $1.3 million contract termination settlement. Operating expenses were up 2.2 percent, reflecting BNA Software's higher staffing costs and expenses related to a major new product and the inclusion of STF for a full year. The effect of these expense increases was mitigated by a 2002 abatement of a $450,000 tax penalty related to STF which had been accrued in 2001. The segment recorded a $5 million operating profit in 2002 compared to a $594,000 operating loss in 2001.

Non-operating income decreased to $.6 million in 2002, from $7 million in 2001, mainly due to a large gain on the sales of publications in 2001. Investment income was lower due to lower investment balances and lower market yields. Interest expense was slightly lower.

The consolidated federal, state, and local effective income tax rate decreased to 33.9 percent in 2002 from 38.1 percent in 2001, mainly due to lower state and local taxes and less non-deductible expenses, partially offset by lower tax exempt interest.

Cash Flows, Liquidity, and Financial Resources

The Company maintains its financial reserves in cash and investment securities which, along with its operating cash flows, are sufficient to fund ongoing expenditures for operations and to support employee ownership. Cash provided by operating activities increased $6.4 million in 2003, to $32.6 million, reflecting a 0.4 percent decrease in collections, and a 1.9 percent reduction in operating expenditures.

Cash provided by investing activities netted to $4.1 million. Capital expenditures netted to $4.9 million, including $4.8 million for property and equipment additions and capitalized software, $0.6 million related to acquisitions, less $0.5 million provided by assets sold. Capital expenditures for 2004 are expected to be approximately $8 million. Cash provided from the investment portfolio was $9.0 million.

Cash used for financing activities netted to $29.7 million. Capital stock repurchases amounted to $22.7 million, most of which were mandatory tenders. Debt principal repayments amounted to $5 million, and the Company paid cash dividends of $10.5 million in 2003. Sales of Class A capital stock to employees totaled $8.5 million.

The Company's stockholders, when selling stock, are required to first tender them to the Company or to its employee stock purchase plan. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders that exceeds employee stock plan purchases. Capital stock with a market value of $9.5 million as of December 31, 2003, is known or expected to be tendered in 2004. The actual amount repurchased will likely be higher.

Contractural cash obligations as of December 31, 2003, were as follows (in thousands of dollars):

                                       Payments Due by Period
                            --------------------------------------------------
                                       Less than    1-3       4-5      After 5
Contractual Obligations:      Total      1 Year    Years     Years      Years
------------------------    ---------  --------- --------  --------  --------
Term Debt                   $ 75,000   $  5,000  $ 15,000  $ 21,000  $ 34,000
Operating Leases              23,492      7,236    11,769     3,414     1,073
Deferred Real Estate Tax       5,398        ---       ---     5,398       ---
-------------------------------------  --------- --------  --------  ---------
Total                       $103,890   $ 12,236  $ 26,769  $ 29,812  $ 35,073

With nearly $125 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

Other Disclosures

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis using a combination of historical information and other information that is believed to be relevant. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below. The Company has $73.9 million of goodwill at year-end 2003. As described in Note 7 to the Company's financial statements, goodwill is no longer being amortized. Instead, the carrying amount of goodwill was subjected to a transition test in the second quarter of 2002, followed by annual periodic testing in 2002 and thereafter. The transition test resulted in a $4.4 million write down, recorded as a cumulative effect of an accounting change. Annual testing requires that goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense. The Company updated its analysis of goodwill as of December 31, 2003 and determined that there was no further impairment.

The Company has $24.2 million of intangible assets at year-end 2003, as summarized in Note 9 to the Company's financial statements. Most of these are identified assets of Kennedy and STF at the time of their respective acquisitions, and their initial values and estimated lives were established by independent appraisals. In addition, intangible assets include software that is used internally and software developed for sale. The Company periodically evaluates the recoverability of the intangible assets, which are amortized, and their estimated remaining lives. If an impairment in value occurs, an impairment expense must be recorded, and estimated amortization periods may be reduced. Amortization expense was $10.2 million in 2003, including $2.4 million in impairment charges, and $10.3 million in 2002, including a $1.9 million impairment charge.

Kennedy had an operating loss in 2003, and has goodwill and intangible assets amounting to $36.6 million. Continuing operating losses or other revenue base deterioration could result in future impairment losses.

The Company has recorded $31.6 million of net deferred income tax assets as of year-end 2003, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

The Company has postretirement benefit liabilities totaling $74.6 million at year-end 2003, as described in Note 4 to the Company's financial statements. Independent actuaries use a number of assumptions to compute these liabilities, and related benefit expenses. These include life expectancies, retirement ages, health care cost trends, compensation increases, discount rates, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with the actuaries, periodically reviews the assumptions and revises them when appropriate. Total expenses for the postretirement benefits that were subject to estimates and assumptions were $18.1 million in 2003, including a $1.8 million early retirement program expense, and $10.0 million in 2002.

Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88, and 106. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FASB Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires interim-period disclosures of the total amount of the employer's contributions paid, and expected to be paid, during the fiscal year, if significantly different from amounts previously disclosed, and the amount of net periodic benefit cost recognized. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the provisions of this Statement (see Note 4 - Employee Benefit Plans).

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (FSP 106-1).The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"). Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The Company's financial statements do not reflect the impact of the Act due to the level of uncertainty.

The FASB also recently issued the following pronouncements which became effective in fiscal year 2003: SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of these accounting standards did not have an impact on the Company's financial position.

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

The maturity dates and average interest yields for fixed-income securities debt held in the Company's investment portfolio as of December 31, 2003, was as follows (in thousands of dollars):

Expected Maturity Date
--------------------------------------------------------------------------------
                          2004     2005     2006     2007     2008   Thereafter
--------------------------------------------------------------------------------
Municipal Bonds         $24,428  $ 1,702  $16,189  $19,761  $ 5,800   $20,640

Average Interest Yield     2.6%     5.0%     4.8%     4.9%     5.7%      4.8%

Corporate Debt           $1,022     ----     $682     $501     ----      ----

Average Interest Yield     5.3%              2.7%     3.4%
--------------------------------------------------------------------------------

The expected yield from $2,153,000 invested in Corporate debt mutual funds with no fixed maturity date is 7.9 percent.

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 85 percent of these instruments at year-end 2003 mature within five years. Shorter-term maturity investments reduce the risk that any decline in their fair value will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

                                     PART II


Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------






                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                        Consolidated Financial Statements

                           December 31, 2003 and 2002

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the consolidated financial statements of The Bureau of National Affairs, Inc. and subsidiaries as listed in the accompanying index in Part IV,
Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Part IV, Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for acquired goodwill as of January 1, 2002.

                                s\ KPMG LLP
                                -----------
                                   KPMG LLP

McLean VA.
February 12, 2004

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

               (In thousands of dollars, except per share amounts)


                                                            Percent of Operating
                                                                   Revenue
                                                            --------------------
                                  2003     2002     2001     2003   2002   2001
                                -------- -------- --------  ------ ------ ------
Operating Revenues (Note 3)     $311,824 $309,790 $305,965  100.0% 100.0% 100.0%
                                -------- -------- --------  ------ ------ ------
Operating Expenses (Notes 3,4,7,9, and 11):
 Editorial, production, and
  distribution                   171,597  166,775  166,389   55.0   53.8   54.4
 Selling                          56,698   55,354   66,282   18.2   17.9   21.7
 General and administrative       57,979   59,771   58,818   18.6   19.3   19.2
                                -------- -------- --------  ------ ------ ------
Total Operating Expenses         286,274  281,900  291,489   91.8   91.0   95.3
                                -------- -------- --------  ------ ------ ------
Operating Profit                  25,550   27,890   14,476    8.2    9.0    4.7
                                -------- -------- --------  ------ ------ ------
Non-Operating Income:
  Investment income (Note 5)       4,644    6,235    8,542    1.5    2.0    2.8
  Interest expense (Note 10)      (5,710)  (5,829)  (6,000)  (1.8)  (1.9)  (2.0)
  Other income (Note 6)              724      191    4,421    0.2    0.1    1.5
                                -------- -------- --------  ------ ------ ------
Total Non-Operating Income          (342)     597    6,963   (0.1)   0.2    2.3
                                -------- -------- --------  ------ ------ ------
Income Before Income Taxes        25,208   28,487   21,439    8.1    9.2    7.0
Provision for income taxes
 (Note 8)                          9,123    9,670    8,177    2.9    3.1    2.7
                                -------- -------- --------  ------ ------ ------
Income before cumulative
  effect of accounting change     16,085   18,817   13,262    5.2%   6.1%   4.3%
                                                            ====== ====== ======
Cumulative effect of accounting
change (Note 7)                      ---   (4,440)     ---
                                -------- -------- --------
Net Income                      $ 16,085 $ 14,377 $ 13,262
                                ======== ======== ========

Earnings Per Share (Note 12)
Income before cumulative
  effect of accounting change   $    .46 $    .53 $    .35
Cumulative effect of accounting
change                               ---     (.12)     ---
                                -------- -------- --------
Net Income Per Share            $    .46 $    .41 $    .35
                                ======== ======== ========



          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                            (In thousands of dollars)

                                     ASSETS

                                                         December 31,
                                                   --------------------------
                                                      2003           2002
                                                   ----------     -----------
    Current Assets:
      Cash and cash equivalents (Note 5)           $  18,488      $   11,530
      Short-term investments (Note 5)                 25,450          28,241
      Receivables (Note 9)                            40,167          42,341
      Inventories (Note 9)                             3,802           3,598
      Prepaid expenses                                 4,560           3,843
      Deferred selling expenses (Note 3)               4,625           5,824
      Deferred income taxes (Note 8)                   8,197           7,447
                                                   ----------     -----------
    Total Current Assets                             105,289         102,824

    Marketable Securities (Note 5)                    80,985          84,220
    Property and Equipment (Note 9)                   30,519          33,209
    Deferred Income Taxes (Note 8)                    23,368          22,648
    Goodwill (Note 7)                                 73,852          73,782
    Intangible and Other Assets (Note 9)              24,176          30,644
                                                   ----------     -----------

    Total Assets                                   $ 338,189      $  347,327
                                                   ==========     ===========


          See accompanying notes to consolidated financial statements.



                                                                    (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                            (In thousands of dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,
                                                   --------------------------
                                                      2003            2002
                                                   ----------     -----------
    Current Liabilities:
      Payables and accrued liabilities (Note 9)    $  43,730      $   41,180
      Deferred revenues (Note 3)                     122,861         126,614
      Current portion of long-term debt (Note 10)      5,000           5,000
                                                   ----------     -----------
    Total Current Liabilities                        171,591         172,794

    Long-Term Debt, less current portion (Note 10)    70,000          75,000
    Postretirement Benefits, less current portion
    (Note 4)                                          64,302          61,460
    Other Liabilities                                  7,793           6,614
                                                   ----------     -----------
    Total Liabilities                                313,686         315,868
                                                   ----------     -----------

    Commitments and Contingencies (Notes 11 and 12)

    Stockholders' Equity (Note 12):
      Common stock issued, $1.00 par value --
        Class A - 30,000,000 shares                   30,000          30,000
        Class B - 24,634,865 shares                   24,635          24,635
        Class C - 2,531,680 shares                     2,532           2,532
      Additional paid-in capital                      11,350           5,863
      Retained earnings                               95,631          90,017
      Treasury stock, at cost                       (139,470)       (119,698)
      Elements of other comprehensive income:
        Net unrealized (loss) on marketable
          securities                                     (17)         (1,811)
        Foreign currency translation adjustment         (158)            (79)
                                                   ----------     -----------
    Total Stockholders' Equity                        24,503          31,459
                                                   ----------     -----------
    Total Liabilities and Stockholders' Equity     $ 338,189      $  347,327
                                                   ==========     ===========


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                            (In thousands of dollars)


                                              2003         2002         2001
                                           ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net income                               $  16,085    $  14,377    $  13,262

  Items with different cash requirements
    than that reflected in net income-
    Cumulative effect of accounting change       ---        4,440          ---
    Depreciation and amortization             14,292       15,117       14,794
    (Gain) on sales of securities             (1,174)      (1,629)      (1,711)
    (Gain) on sales of assets                   (724)        (191)      (4,421)
    Capitalized interest                        (195)         (62)        (491)
    Others                                     1,079          580          483

  Changes in operating assets and liabilities -
    Receivables                                2,046        2,971        3,251
    Deferred revenues                         (3,342)      (5,768)        (276)
    Payables and accrued liabilities           1,822       (4,647)      (2,896)
    Postretirement benefits                    3,923         (940)         122
    Deferred income taxes                     (2,390)         114       (1,392)
    Deferred selling expenses                  1,199          441        1,972
    Inventories                                 (207)         128          772
    Other assets and liabilities - net           197        1,266          750
                                           ---------    ---------    ---------
Net cash provided by operating activities     32,611       26,197       24,219
                                           ---------    ---------    ---------

Cash Flows from Investing Activities:
  Capital expenditures -
    Acquisition of business
      (net of $1,293 cash acquired)              ---          ---      (25,460)
    Business purchase price adjustments         (447)        (753)         241
    Purchase of equipment and furnishings       (903)      (1,414)      (3,535)
    Capitalized software                      (3,347)      (3,060)      (4,349)
    Building improvements                       (585)        (183)        (972)
    Proceeds from sales of assets                523           48        4,156
    Purchase of publishing assets               (136)        (358)         ---
                                           ---------    ---------    ---------
  Net cash (used for) capital expenditures    (4,895)      (5,720)     (29,919)
                                           ---------    ---------    ---------



          See accompanying notes to consolidated financial statements.

                                                                   (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                            (In thousands of dollars)


                                              2003         2002         2001
                                           ---------    ---------    ---------
  Securities investments -
    Proceeds from sales and maturities       122,471      130,355      162,655
    Purchases                               (113,473)    (119,683)    (149,924)
                                           ---------   ----------    ---------
  Net cash provided by securities
    investments                                8,998       10,672       12,731
                                           ---------   ----------    ---------
Net cash provided by (used for)
  investing  activities                        4,103        4,952      (17,188)
                                           ---------   ----------    ---------

Cash Flows from Financing Activities:
  Sales of capital stock to employees          8,497        7,056        7,552
  Purchases of treasury stock                (22,782)     (32,959)     (20,163)
  Dividends paid                             (10,471)     (10,733)     (11,493)
  Repayment of borrowings                     (5,000)      (4,000)         ---
  Borrowings                                     ---          ---       25,000
                                           ---------   ----------    ---------
Net cash provided by (used for)
  financing activities                       (29,756)     (40,636)         896
                                           ---------   ----------    ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents                         6,958       (9,487)       7,927

Cash and Cash Equivalents, beginning
  of year                                     11,530       21,017       13,090
                                           ---------   ----------    ---------
Cash and Cash Equivalents, end of year     $  18,488   $   11,530    $  21,017
                                           =========   ==========    =========

Supplemental Cash Flow Information:
  Interest paid                            $   5,597   $    5,802    $   5,436
  Income taxes paid                           10,325        9,360       13,110

Non-Cash Investing Activities:
  Acquisition of business -
  Fair value of assets acquired                                      $  33,447
  Cash paid                                                            (26,753)
                                                                     ---------
  Liabilities assumed                                                $   6,694
                                                                     =========

          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                            (In thousands of dollars)
                                     Comprehensive  Capital   Additional                          Accum.Other
                                        Income       Stock     Paid-In    Retained   Treasury    Comprehensive
                                       (Note 13)    Issued     Capital    Earnings     Stock        Income
                                     ------------   -------   ---------   --------  ----------   -------------
Balance, January 1, 2001                            $11,912   $ 48,920    $84,604   $  (78,986)  $   (337)
 Net Income                              $ 13,262       ---        ---     13,262          ---        ---
  Other Comprehensive Income, net of tax:
    Unrealized (loss) on marketable
     securities                              (405)      ---        ---        ---          ---       (405)
    Currency translation adjustment            10       ---        ---        ---          ---         10
                                     ------------
Comprehensive Income                 $     12,867
                                     ============

 Sales of Class A treasury shares
  to employees                                          ---      5,103        ---        2,449        ---
 Retirement of Class A treasury
  shares                                               (479)    (7,040)       ---        7,519        ---
 Five-for-One stock split                            45,734    (45,734)       ---          ---        ---
 Repurchases of shares                                  ---        ---        ---      (20,163)       ---
 Cash dividends--$.30 per share                         ---        ---    (11,493)         ---        ---
                                                    -------   --------    -------   ----------   ------------
Balance, December 31, 2001                           57,167      1,249     86,373      (89,181)      (732)

Net Income                           $     14,377       ---        ---     14,377          ---        ---
 Other Comprehensive Income, net
  of tax:
   Unrealized (loss) on marketable
    securities                             (1,092)      ---        ---        ---          ---     (1,092)
   Currency translation adjustment            (66)      ---        ---        ---          ---        (66)
                                     ------------
Comprehensive Income                 $     13,219
                                     ============

 Sales of Class A treasury shares
  to employees                                          ---      4,614        ---        2,442        ---
 Repurchases of shares                                  ---        ---        ---      (32,959)       ---
 Cash dividends--$.30 per share                         ---        ---    (10,733)         ---        ---
                                                    -------   --------    -------    ---------   ------------
 Balance, December 31, 2002                          57,167      5,863     90,017     (119,698)    (1,890)

  Net Income                         $    16,085        ---        ---     16,085          ---        ---
  Other Comprehensive Income, net
   of tax:
    Unrealized gain on marketable
     securities                            1,794        ---        ---        ---          ---      1,794
    Currency translation adjustment          (79)       ---        ---        ---          ---        (79)
                                     -----------
Comprehensive Income                 $    17,800
                                     ===========
 Sales of Class A treasury shares
  to employees                                          ---      5,487        ---        3,010        ---
 Repurchases of shares                                  ---        ---        ---      (22,782)       ---
 Cash dividends--$.30 per share                         ---        ---    (10,471)         ---        ---
                                                    -------   --------    -------    ---------   ------------
 Balance, December 31, 2003                         $57,167   $ 11,350    $95,631    $(139,470)  $   (175)
                                                    =======   ========    =======    =========   ============

                See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


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

      The carrying value of financial assets and liabilities reported in the financial statements, other than long-term debt, approximates fair value. The reported amounts of some assets and liabilities and the disclosures of contingent assets and liabilities result from management estimates and assumptions, which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates and assumptions are used for measuring such items as postretirement benefits, deferred tax assets, and the allowance for doubtful accounts, and for evaluating the possible impairment of intangible assets and goodwill. Estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)   ACQUISITIONS

      In April 2001, the Company acquired all of the outstanding stock of STF Services Corporation (STF). STF converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including the Company. The Company paid $28.0 million in cash, including purchase price adjustments, and assumed liabilities of $6.7 million. The acquisition was partially financed with a $25 million loan from an insurance company. The acquisition was accounted for as a purchase; accordingly, STF's financial results have been included with those of the Company since the acquisition date. Based on an independent appraisal, a portion of the purchase price was allocated to identifiable intangible assets that are being amortized on a straight-line basis over three to five years. The majority of the purchase price was assigned to goodwill.

      The following unaudited pro forma information presents a summary of 2001 consolidated results of operations of the Company combined with STF as if the acquisition had occurred at the beginning of 2001: Revenues, $309,678,000; Net Income, $14,766,000; and Earnings Per Share, $.39. The
      pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, amortization of goodwill and other intangible assets, and related income taxes. On a pro forma basis, earnings per share would have increased by $.04 in 2001. However, this pro forma result may not be indicative of the results of operations which would have resulted had STF and the Company been a consolidated entity during that year or of future results of operations of the consolidated entities. This pro forma result may not be indicative of what the purchase price would have been at that time.

      During 2002, the Company purchased publishing assets, primarily customer lists, from another publisher. The total cost was $846,000, consisting of $772,000 in cash, payable over four years, and the balance in assumed liabilities. In 2003, the Company purchased customer lists for $38,000.

                                                                 (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) RECOGNITION OF REVENUES AND SELLING EXPENSES

      Revenues are recognized when products are delivered to customers, net of appropriate reserve for returns. Deferred revenues consist almost entirely of deferred subscription revenues. Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms, which are primarily for one year.

      Advertising costs are expensed as incurred and were $7,524,000, $7,478,000, and $10,275,000 in 2003, 2002, and 2001 respectively.

(4) EMPLOYEE BENEFIT PLANS

      The Company has noncontributory defined benefit pension plans covering employees of the Parent. Benefits are based on years of service and average annual compensation. The plans provide for five-year cliff vesting. In addition to providing pension benefits, the Company extends certain health care and life insurance benefits (other postretirement benefits) to retired employees of the Parent.

      The following table sets forth the obligations and funded status of the plans as of December 31 (in thousands of dollars):

                                                                  Other
                                                              Postretirement
                                        Pension Benefits         Benefits
                                       -------------------  -------------------
                                          2003      2002       2003      2002
                                       --------- ---------  --------- ---------
 Change in benefit obligation:
 Benefit obligation--January 1         $ 136,022 $ 114,766  $  68,689 $  53,046
 Service cost                              6,974     5,807      3,140     2,185
 Voluntary early retirement program        1,760       ---        ---       ---
 Interest cost                             8,784     8,024      4,599     3,688
 Plan amendment                              699       349        ---       ---
 Actuarial loss                           11,394    12,181     12,754    11,391
 Benefits paid                            (4,936)   (5,105)    (2,014)   (1,621)
                                       --------- ---------  --------- ---------
 Benefit obligation--December 31         160,697   136,022     87,168    68,689
                                       --------- ---------  --------- ---------
     Change in plan assets:
 Fair value of plan assets--January 1     85,126    86,831     17,269    18,963
 Actual return on plan assets             14,202    (5,944)     4,665    (1,694)
 Employer contribution                    12,000     9,180        ---       ---
 Benefits paid                            (4,771)   (4,941)       ---       ---
                                       --------- ---------  --------- ---------
 Fair value of plan assets--December 31  106,557    85,126     21,934    17,269
                                       --------- ---------  --------- ---------
 Funded status                         $ (54,140)$ (50,896) $ (65,234)$ (51,420)
                                       ========= =========  ========= =========


                                                                   (Continued)

                                                                  Other
                                                              Postretirement
                                        Pension Benefits         Benefits
                                       -------------------  -------------------
                                          2003      2002       2003      2002
                                       --------- ---------  --------- ---------
 Funded status                         $ (54,140)$ (50,896) $ (65,234)$ (51,420)
 Unrecognized net loss                    30,291    27,319     13,895     4,424
 Unrecognized prior service cost             743       106       (179)     (233)
                                       --------- ---------- --------- ---------
 Net amount recognized                   (23,106)  (23,471)   (51,518)  (47,229)
   Less current portion                   (8,287)   (7,604)    (2,035)   (1,636)
                                       --------- ---------- --------- ---------
   Long-term portion                   $ (14,819)$ (15,867) $ (49,483)$ (45,593)
                                       ========= ========== ========= =========


      The net amounts recognized in the Consolidated Balance Sheets are accrued benefit liabilities. The following shows pension benefit obligations, as calculated by an independent actuary, and plan assets (in thousands of dollars):


                                             Pension Benefits
                                           --------------------
                                              2003      2002
                                           --------- ----------
       Projected benefit obligation        $ 160,697 $ 136,022
       Accumulated benefit obligation        125,006   105,344
       Fair value of plan assets             106,557    85,126


      Components of the net pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                2003        2002        2001
                                             ---------   ---------   ---------
      Service cost--benefits earned during
        the year                             $   6,974   $   5,807   $   4,863
      Interest cost                              8,784       8,024       7,642
      Expected return on plan assets            (7,042)     (7,172)     (7,409)
      Voluntary early retirement program         1,760         ---         ---
      Amortization of prior service cost            62         ---         ---
      Amortization of net actuarial loss         1,261         ---         ---
      Amortization of transition assets            ---        (334)       (454)
                                             ---------   ---------   ---------
      Net pension expense                    $  11,799   $   6,325   $   4,642
                                             =========   =========   =========

      In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiary companies. Pension expense for these plans was $1,342,000 in 2003, $1,460,000 in 2002, and $1,467,000 in 2001.




                                                                (Continued)

      Components of the postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                               2003        2002        2001
                                            ----------  ----------  ----------
    Service cost--benefits earned during    $   3,140   $   2,185   $   1,989
     the year
    Interest cost                               4,599       3,688       3,611
    Expected return on plan assets             (1,382)     (1,612)     (1,489)
    Amortization of prior service cost            (54)       (559)       (703)
                                            ----------  ----------  ----------
    Other postretirement benefits expense   $   6,303   $   3,702   $   3,408
                                            ==========  ==========  ==========


      The following assumptions were used in the calculation of benefit obligations and net benefit expenses:

                                                                   Other
                                                               Postretirement
                                         Pension Benefits         Benefits
                                        ------------------   ------------------
   Assumptions used to determine:
     Year-end benefit obligations--      2003       2002      2003       2002
                                        -------    -------   -------    -------
       Discount rate                     6.0%       6.5%      6.0%       6.5%
       Rate of compensation increase     5.0%       5.0%      ---        ---
     Net annual benefit cost--
       Discount Rate                     6.5%       7.0%      6.5%       7.0%
       Rate of compensation increase     5.0%       5.0%      ---        ---
       Expected long-term return on
         plan assets                     8.5%       8.5%      8.5%       8.5%

      In developing the long-term rate of return assumptions for pension and other postretirement plan assets, the Company considers the historical average long-term rate of earnings, and the expected future long-term performance of individual asset categories. The Company assumes an average annual long-term return of 8.5 percent based on an asset allocation of 60 percent in equity assets with an expected long-term return of 10 percent, and 40 percent in fixed income assets with an expected long-term return of
      6.5 percent.

      The postretirement benefit obligation as of year-end 2003 and 2002 was determined using an assumed age utilization increase of 2.5 percent per year and a health care cost trend rate of 4.5 percent for each year over the projected payout period of the benefits. A one percent increase in the assumed health care cost trend rate for each year would increase the 2003 year-end postretirement benefit obligation by $16.1 million and the 2003 postretirement benefit service and interest expense by $1.6 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $12.8 million and the postretirement benefit service and interest cost by $1.2 million.




                                                                   (Continued)

         Plan assets allocations as of December 31, were as follows:

                                                                 Other
                                                             Postretirement
                                        Pension Benefits         Benefits
                                      -------------------- -------------------
                                         2003      2002      2003      2002
                                      --------- ---------- --------- ---------
       Equity securities                   62%       57%       66%        58%
       Fixed income securities             30        34        30         33
       Cash equivalents                     8         9         4          9
                                      --------- ---------- --------- ---------
         Total                            100%      100%      100%       100%
                                      ========= ========== ========= =========

      The pension plan assets are actively managed by equity and fixed income investment professionals emphasizing a long-term horizon. The authorized allocation range for the equity portfolio is 35-70 percent of plan assets, although the typical range is 50-70 percent, with the balance of assets allocated to the fixed income portfolio. Up to 15 percent of the assets may be invested in international equity funds. Risk is managed by maintaining broadly diversified portfolios as well as by reallocating assets between the equity and fixed income portfolios.

      The postretirement benefits plan assets are actively managed by equity and fixed income investment professionals emphasizing a long-term horizon. The authorized allocation range for the equity portfolio is 40-75 percent of plan assets, although the typical range is 50-70 percent, with the balance of assets allocated to the fixed income portfolio. Risk is managed by maintaining broadly diversified portfolios as well as by reallocating assets between the equity and fixed income portfolios.

      The Company's funding practice for the pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements. The Company contributed $12,000,000 in 2003 and $9,180,000 in 2002. The Company's
      policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust. Pending actuarially computed requirements, the Company expects to contribute $12 million to its pension plan and none to its other postretirement benefit plan in 2004.


 (5) INVESTMENTS AND INVESTMENT INCOME

      Cash and investments consisted of the following (in thousands of dollars):

                                                        December 31,
                                                  --------------------------
                                                     2003           2002
                                                  -----------    -----------
        Cash and cash equivalents                 $   18,488     $    11,530
        Short-term investments                        25,450          28,241
        Marketable securities                         80,985          84,220
                                                  -----------    -----------
        Total                                     $  124,923     $   123,991
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

                                                                   (Continued)

Investment income consisted of the following (in thousands of dollars):

                                               2003        2002        2001
                                            ---------   ---------   ---------
        Interest income                     $   2,882   $   3,771   $   6,066
        Dividend income                           588         835         765
        Net gain on sales of securities         1,174       1,629       1,711
                                            ---------   ---------   ---------
        Total                               $   4,644   $   6,235   $   8,542
                                            =========   =========   =========

      Proceeds from the sales and maturities of securities were $122,471,000, $130,355,000, and $162,655,000 in 2003, 2002, and 2001 respectively. Gross realized gains and (losses) from these sales were $1,247,000 and $(73,000) in 2003, $1,717,000 and $(88,000) in 2002, and $1,909,000 and $(198,000)
      in 2001. The specific identification method is used in computing realized gains and losses.

      The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                                Gross      Gross
                                  Amortized   Unrealized Unrealized    Fair
        December 31, 2003           Cost        Gains      Losses      Value
                                  ----------  ---------- ---------- -----------
        Equity securities         $   14,198  $     398  $   (1,039)$   13,557
        Municipal bonds               88,034      1,218        (732)    88,520
        Corporate debt                 4,230        128          --      4,358
                                  ----------  ---------- ---------- -----------
        Total                     $  106,462  $   1,744  $   (1,771)$  106,435
                                  ==========  ========== ========== ===========

                                                Gross      Gross
                                  Amortized   Unrealized Unrealized    Fair
        December 31, 2002           Cost        Gains      Losses      Value
                                  ----------  ---------- ---------- -----------
        Equity securities         $   18,568  $      50  $   (3,186)$   15,432
        Municipal bonds               86,199      1,606      (1,082)    86,723
        Corporate debt                10,478         47        (219)    10,306
                                  ----------  ---------- ---------- -----------
        Total                     $  115,245  $   1,703  $   (4,487)$  112,461
                                  ==========  ========== ========== ===========








                                                                 (Continued)

      Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31,2003, were as follows (in thousands of dollars):

                                                  Amortized         Fair
                                                     Cost          Value
                                                  -----------    -----------
        Within one year                           $   25,387     $    25,450
        One through five years                        44,683          44,635
        Five through ten years                         8,714           9,047
        Over ten years                                11,431          11,593
        No fixed maturity date                         2,049           2,153
                                                  -----------    -----------
        Total                                     $   92,264     $    92,878
                                                  ===========    ===========

(6) OTHER INCOME

      Other income was comprised of the following (in thousands of dollars):


                                              2003        2002        2001
                                           ---------   ----------  ----------
   Gain on sales of publishing assets      $    739    $     160   $   4,430
   Gains (losses) on disposals of assets        (15)          31          (9)
                                           ---------   ----------  ----------
       Total                               $    724    $     191   $   4,421
                                           =========   ==========  ==========

      The revenues and operating expenses of publications sold were not significant.

(7) GOODWILL

      During 2001, goodwill was amortized using the straight-line method over periods not exceeding 40 years, and the Company assessed the recoverability of goodwill by comparing the undiscounted value of expected future operating cash flows to its book value.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS
      142) which revised the accounting and financial reporting standards for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but instead are subject to an annual test for impairment, which could result in a charge to operations when their carrying amount exceeds their estimated fair value.

      Under the provisions of SFAS 142, a transition test of the $77 million of goodwill as of January 1, 2002, resulted in a writedown of $4.4 million; this was recorded on the consolidated statements of income as a Cumulative Effect of Accounting Change. Other changes to goodwill in 2002 were to reclass $411,000 for assembled workforce from other intangibles to goodwill as required by SFAS 142, to reclass and write off $20,000 for a subscription list purchased in 1965, and to record a $1,131,000 business acquisition purchase price adjustment. Changes to goodwill in 2003 were to record $70,000 in net business purchase price adjustments.


                                                                  (Continued)

      The following reconciles reported net income and earnings per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill and intangible assets that are no longer being amortized (as if SFAS 142 had been effective in 2001), in thousands of dollars, except per share data:

                                               2003        2002        2001
                                            ---------   ----------  ----------
   Reported income before cumulative
     effects of accounting changes          $  16,085   $  18,817   $  13,262
   Goodwill amortization                          ---         ---       2,577
   Assembled workforce amortization               ---         ---          62
                                            ---------   ----------  ----------
   As adjusted                              $  16,085   $  18,817   $  15,901
                                            =========   ==========  ==========


   Reported earnings per share before
    cumulative effects of accounting changes   $ .46       $ .53       $ .35
   Goodwill amortization                         ---         ---         .07
   Assembled workforce amortization              ---         ---         .00
                                            ---------   ----------  ----------
   As adjusted                                 $ .46       $ .53       $ .42
                                            =========   ==========  ==========

      The Company updated its analysis of goodwill impairment as of December 31, 2003, and determined that there was no further impairment because the estimated fair value of applicable reporting units was in excess of their net book value.

      Goodwill assigned to the operating segments and the changes in the carrying amount of goodwill for the two years ended December 31, 2003, are as follows:


                                    Publishing  Printing   Software     Total
        --------------------------  ---------- ---------- ----------  ---------
        Balance, January 1, 2002     $ 54,047   $    917  $  21,736   $ 76,700
        Reclass assembled workforce       411        ---        ---        411
        Subscriber list writeoff          (20)       ---        ---        (20)
        Business acquisition purchase
         price adjustments                ---        ---      1,131      1,131
        Impairment charge              (4,440)       ---        ---     (4,440)
                                    ---------- ---------- ----------  ---------
        Balance, December 31, 2002     49,998        917     22,867     73,782
        Business acquisition purchase
          price adjustments               ---        ---         70         70
                                    ---------- ---------- ----------  ---------
        Balance, December 31, 2003   $ 49,998   $     917 $  22,937   $ 73,852
                                    ========== ========== ==========  =========

 (8) INCOME TAXES

      Income tax expense (benefit) was allocated as follows (in thousands of dollars):

                                              2003         2002         2001
                                           ----------   ----------  -----------
      Income Statement Provision for
       Income Taxes                        $   9,123    $   9,670   $    8,177
      Stockholders' Equity--Change in:
       Unrealized gain (loss) on
        marketable securities                    963         (587)        (217)
       Foreign currency translation adjustment   (43)         (36)           5
                                           ----------   ----------  -----------
      Total                                $  10,043    $   9,047   $    7,965
                                           ==========   ==========  ===========

      The provision for income taxes consisted of the following (in thousands of dollars):

                                              2003        2002        2001
                                            ---------   ---------   ----------
        Taxes currently payable:
           Federal                          $   9,407   $   8,127   $   5,746
           State and local                      2,269       1,373       3,697
                                            ---------   ---------   ----------
                                               11,676       9,500       9,443
                                            ---------   ---------   ----------
        Deferred tax provision:
           Federal                             (2,090)        338        (666)
           State and local                       (463)       (168)       (600)
                                            ---------   ---------   ----------
                                               (2,553)        170      (1,266)
                                            ---------   ---------   ----------
        Total                               $   9,123   $   9,670   $   8,177
                                            =========   =========   ==========

      Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                               Percent of Pretax Income
                                            --------------------------------
                                              2003        2002        2001
                                            --------    --------    --------
        Federal statutory rate                35.0%       35.0%       35.0%
        State and local income taxes, net
         of federal income tax benefit         4.7         2.7         9.4
        Goodwill amortization and other
          nondeductible expenses               0.6         0.3         3.7
        Tax exempt interest exclusion         (3.7)       (3.6)       (8.2)
        Dividends received exclusion          (0.4)       (0.5)       (0.8)
        Federal tax credit                      --          --        (1.0)
                                            --------    --------    --------
        Total                                 36.2%       33.9%       38.1%
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

                                                        December 31,
                                                 ---------------------------
                                                     2003           2002
                                                 -----------    -----------
      Deferred tax assets:
       Other postretirement benefits             $   20,891     $   19,118
       Pension expense                                9,462          9,611
       Inventories                                    1,688          1,739
       Annual leave                                   2,045          2,110
       Amortization of acquired intangible assets     1,161          1,393
       Accounts receivable allowances                   599            630
       Medical claims                                 1,093          1,072
       Others                                         1,723          1,580
                                                 -----------    -----------
      Total deferred tax assets                      38,662         37,253
                                                 -----------    -----------
      Deferred tax liabilities:
       Capitalized software                          (3,852)        (4,235)
       Deferred selling expenses                     (1,843)        (2,319)
       Others                                        (1,402)          (604)
                                                 -----------    -----------
      Total deferred tax liabilities                 (7,097)        (7,158)
                                                 -----------    -----------
      Net deferred tax assets                    $   31,565     $   30,095
                                                 ===========    ===========

      The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may affect the ultimate realization of all or some of these deferred tax assets. The Company has consistently achieved profitability and taxable income. In the opinion of management, based on expected future earnings and available tax planning strategies, it is more likely than not that the deferred tax assets, which are recorded net of $430,000 and $317,000 valuation allowances in 2003 and 2002, respectively, will be fully utilized. The tax loss carryforwards, to the extent they are not utilized, expire in 2020 through 2023.

(9) OTHER BALANCE SHEET INFORMATION

      Certain year-end balances consisted of the following (in thousands of dollars):

                                                     2003           2002
                                                  -----------    -----------
        Receivables:
           Customers                              $   38,434     $    39,101
           Others                                      3,868           5,255
           Allowance for doubtful accounts            (2,135)         (2,015)
                                                  -----------    -----------
        Total                                     $   40,167     $    42,341
                                                  ===========    ===========

                                                     2003           2002
                                                  -----------    -----------
        Inventories:
           Materials and supplies                 $    2,089     $     2,108
           Work in process                               436             277
           Finished goods                              1,277           1,213
                                                  -----------    -----------
        Total                                     $    3,802     $     3,598
                                                  ===========    ===========

      Inventories are valued at the lower of cost (principally average cost method) or market.

                                                     2003           2002
                                                  -----------    -----------
        Property and Equipment, at cost:
           Land                                   $    4,250     $     4,250
           Buildings and improvements                 51,690          51,105
           Furniture and equipment                    49,007          50,801
           Accumulated depreciation                  (74,428)        (72,947)
                                                  -----------    -----------
        Total                                     $   30,519     $    33,209
                                                  ===========    ===========

      The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements, and three to 10 years for furniture and equipment. Depreciation expense was $4,140,000 in 2003, $4,843,000 in 2002, and
      $5,227,000 in 2001. Expenditures for maintenance and repairs are expensed while major replacements and improvements are capitalized.

        Intangible and other assets
          Amortizable assets:                        2003           2002
                                                  -----------    -----------
            Gross Carrying Amount--
              Software                            $   25,040     $   22,438
              Customer lists                          14,638         14,682
              Copyrights                               9,145          9,145
              Others                                   4,801          4,801
                                                  -----------    -----------
                                                      53,624         51,066
                                                  -----------    -----------
            Accumulated amortization--
              Software                               (13,057)        (8,620)
              Customer lists                          (9,464)        (7,399)
              Copyrights                              (2,887)        (1,972)
              Others                                  (4,279)        (2,575)
                                                  -----------    -----------
                                                     (29,687)       (20,566)
                                                  -----------    -----------
            Total amortizable assets                  23,937         30,500
                                                  -----------    -----------
          Other receivables                              239            144
                                                  -----------    -----------
        Total                                     $   24,176     $   30,644
                                                  ===========    ===========



                                                                   (Continued)

      Changes in facts and circumstances can indicate that the value of some intangible assets may have been impaired. When this occurs, the assets are revalued based on projected future profit contributions and any resulting impairment losses are recorded as amortization expense. In 2003, the Company's subsidiary, Kennedy Information, Inc. (Kennedy) reduced its magazine publishing schedules due to continuing weak advertising revenues, resulting in an impairment loss of $617,000 in its advertiser base. In 2002, Kennedy incurred lower than expected newsletter renewal sales due to the poor economy and to the liquidation of a significant customer, resulting in an impairment loss of $1,916,000 in its customer lists. These losses are included in general and administrative expenses of the Publishing segment. Also in 2003, BNA Software experienced lower sales of its Web-based application software product than previously expected and reduced its expectations of future sales, resulting in an impairment loss of $1,803,000 in the carrying value of the related capitalized development costs. This loss is included in editorial expenses of the Software segment.

      Amortization expenses for these assets were $10,152,000 in 2003, $10,274,000 in 2002, and $6,000,000 in 2001. Amortizable assets are expensed evenly over their respective estimated lives, ranging from three to 10 years. Amortizable assets acquired in 2003 (and their estimated average lives) totaled $3,658,000, including $3,620,000 for software (five years) and $38,000 for customer lists (three years). As of December 31, 2003, future estimated amortization expenses were as follows: 2004 - $6,492,000; 2005 - $5,678,000; 2006 - $4,386,000; 2007 - $2,692,000; 2008
      - $926,000.

                                                     2003            2002
                                                  -----------    -----------
        Payables and accrued liabilities:
          Accounts payable                        $   15,848     $    15,482
          Employee compensation and benefits          15,507          15,574
          Postretirement benefits, current portion    10,322           9,240
          Income taxes                                 2,053             884
                                                  -----------    ------------
        Total                                     $   43,730     $    41,180
                                                  ===========    ============


 (10) TERM DEBT

      Term debt consisted of the following (in thousands of dollars):

                                                        December 31,
                                                  ---------------------------
                                                      2003           2002
                                                  -----------    ------------
        Note payable, unsecured, variable interest
          (LIBOR plus 0.2%; 1.5% for 2003
          and 2.1% for 2002), due 2004            $    5,000     $    10,000
        Notes payable, unsecured, 8.15%, due
          2005-2010                                   45,000          45,000
        Notes payable, unsecured, 6.99%, due
          2007-2011                                   25,000          25,000
                                                  -----------    ------------
        Total                                         75,000          80,000
        Less current portion                          (5,000)         (5,000)
                                                  -----------    ------------
        Long-term portion                         $   70,000     $    75,000
                                                  ===========    =+==========



                                                                   (Continued)

      Maturities of term debt are as follows: 2004, $5,000,000; 2005 and 2006, $7,500,000 each; 2007 through 2010, $10,500,000 each; 2011, $13,000,000.
      The interest rate of the variable rate note, effective through February 26, 2004, is 1.37%. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $84,270,000 in 2003, and $89,150,000 in 2002.

      The Company also has a $1.5 million unsecured line of credit, of which $758,000 is being used to secure letters of credit.


(11) COMMITMENTS AND CONTINGENCIES

      The Company has non-cancelable operating leases for office space, equipment, and vehicles. Total rent expense was $8,017,000 in 2003, $7,961,000 in 2002, and $7,981,000 in 2001.

      As of December 31, 2003, future minimum lease payments under non-cancelable operating leases were as follows: 2004 - $7,236,000; 2005 - $6,315,000; 2006 - $5,454,000; 2007- $2,234,000; 2008 - $1,180,000;
      thereafter - $1,073,000.

      The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.


 (12) STOCKHOLDERS' EQUITY

      Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by provisions of the Parent's certificate of incorporation. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 2003, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively.

      In April 2001, the stockholders approved an increase in authorized shares of common stock and approved a five-for-one stock split. All per share amounts included in the accompanying financial statements have been restated to reflect the stock split.
















                                                                    (Continued)

Treasury share transactions, adjusted for the stock split, were as follows:

                                                 Treasury Stock Shares
                                          ----------------------------------
                                            Class A     Class B     Class C
                                           ----------------------------------
       Balance, January 1, 2001            16,133,075   3,562,895   1,068,295
       Retirement of Class A shares        (2,394,320)        ---         ---
       Sales to employees                    (799,997)
       Repurchases                            267,784   1,809,143      27,315
       Conversions of Class A to Class B    1,159,000  (1,159,000)        ---
                                           ----------------------------------
       Balance, December 31, 2001          14,365,542   4,213,038   1,095,610

       Sales to employees                    (689,055)        ---         ---
       Repurchases                            226,956   2,898,819     133,749
       Conversions of Class A to Class B      761,408    (761,408)        ---
                                           ----------------------------------
       Balance, December 31, 2002          14,664,851   6,350,449   1,229,359
       Sales to employees                    (776,526)        ---         ---
       Repurchases                            464,773     717,614     863,228
       Conversions of Class A to Class B    1,266,913  (1,266,913)        ---
                                           ----------------------------------
       Balance, December 31, 2003          15,620,011   5,801,150   2,092,587
                                           ==================================

      The Company's stockholders, when selling stock, are required to first tender them to the Company or to its employee stock purchase plan. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders that exceeds employee stock plan purchases. Capital stock with a market value of $9.5 million as of December 31, 2003, is known or expected to be tendered in 2004. The actual amount repurchased will likely be higher.

      Earnings per share have been computed based on the weighted average of all outstanding shares of stock which, adjusted for the stock split, were 34,642,462 in 2003, 35,490,169 in 2002, and 38,078,978 in 2001.

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






                                                                  (Continued)

      Elements of other comprehensive income (loss) are shown below (in thousands of dollars):

                                                 2003        2002        2001
                                             ----------  ----------  ----------
      Holding gains (losses) on securities
       arising during the year               $   3,931   $     (50)  $   1,089
      Less net gains included in net income      1,174       1,629       1,711
                                             ----------  ----------  ----------
      Changes in unrealized gains (losses)       2,757      (1,679)       (622)
      Less income taxes                            963        (587)       (217)
                                             ----------  ----------  ----------
      Net unrealized gains (losses)              1,794      (1,092)       (405)
                                             ----------  ----------  ----------
      Currency translation gains (losses)         (122)       (102)         15
      Less income taxes                            (43)        (36)          5
                                             ----------  ----------  ----------
      Net currency translation gains (losses)      (79)        (66)         10
                                             ----------  ----------  ----------
      Other comprehensive income (loss)      $   1,715   $  (1,158)  $    (395)
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

      The Printing segment is the operations of The McArdle Printing Co., Inc, which provides printing and related services to mid-Atlantic customers. The Software segment aggregates the operations of BNA Software, which develops, produces, and markets tax and financial planning software, with STF Services Corporation, which develops, produces, and markets interactive, government- approved forms software.

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








                                                                   (Continued)

      Operating segment information is presented below (in thousands of dollars):

      Year Ended December 31, 2003     Publishing Printing Software   Total
      -------------------------------- ---------- -------- --------  --------
      Revenues from external customers  $266,447  $ 21,333 $ 24,044  $311,824
      Intersegment revenues                  ---    12,536    2,507    15,043
      Operating profit (loss)             24,386      (283)   1,447    25,550
      Interest expense                     5,815        50      ---     5,865
      Identifiable assets                293,254    17,023   35,466   345,743
      Depreciation and amortization        9,034       901    4,357    14,292
      Capital expenditures                 4,759       183      476     5,418

      Year Ended December 31, 2002     Publishing Printing Software   Total
      -------------------------------- ---------- -------- --------  --------
      Revenues from external customers  $262,929  $ 21,826 $ 25,035  $309,790
      Intersegment revenues                  ---    14,235    2,664    16,899
      Operating profit                    22,099       748    5,043    27,890
      Interest expense                     6,037        81        5     6,123
      Identifiable assets                299,044    17,454   37,308   353,906
      Depreciation and amortization       10,696       913    3,508    15,117
      Capital expenditures                 4,538       406      824     5,768

      Year Ended December 31, 2001     Publishing Printing Software   Total
      -------------------------------- ---------- -------- --------  --------
      Revenues from external customers  $266,193   $ 20,799 $ 18,973 $305,965
      Intersegment revenues                  ---     14,882      912   15,794
      Operating profit (loss)             14,896        174     (594)  14,476
      Interest expense                     5,942        170       56    6,168
      Identifiable assets                333,638     17,077   39,612  390,327
      Depreciation and amortization       10,571        979    3,244   14,794
      Capital expenditures                 5,848        478   29,042   35,368

      Reconciliation of items differing from consolidated totals are shown below (in thousands of dollars):
                                              2003         2002        2001
                                           ----------  -----------  ----------
      Total interest expense for
        reportable segments                $   5,865   $    6,123   $    6,168
      Elimination of intersegment interest
        expense                                 (155)        (294)        (168)
                                           ----------  -----------  ----------
      Consolidated interest expense        $   5,710   $    5,829   $    6,000
                                           ==========  ===========  ==========

      Total assets for reportable segments $ 345,743   $  353,906   $  390,327
      Elimination of intersegment assets      (7,554)      (6,579)      (5,744)
                                           ----------  -----------  ----------
      Consolidated assets                  $ 338,189   $  347,327   $  384,583
                                           ==========  ===========  ==========

           SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                            (In Thousands of Dollars)
--------------------------------------------------------------------------------
                               Column A Column B  Column C   Column D  Column E
--------------------------------------------------------------------------------
                                            Additions
                                        -------------------
                                           (1)      (2)
                                        -------------------
                                Balance | Charged| Charged |          | Balance
                                   at   |to Costs|to Other |          |   at
                               Beginning|   and  |Accounts-|Deductions| End of
           Description         of Period|Expenses|Describe |-Describe | Period
------------------------------- --------|--------|---------|----------|---------
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:
--------------------------------
Allowance for Doubtful Accounts
Receivable:
   Year ended December 31, 2003   $2,015   $  755  $ 272(a)    $908(c)  $ 2,135
   Year ended December 31, 2002    2,197      457    178(a)     817(c)    2,015
   Year ended December 31, 2001    2,029    2,255    186(a,b) 2,273(c)    2,197

Allowance for Obsolete Inventory:
   Year ended December 31, 2003   $  448   $   87                       $  535
   Year ended December 31, 2002      657     (209)                         448
   Year ended December 31, 2001      575       82                          657

Allowance for Deferred Tax Assets:
   Year ended December 31, 2003   $  317   $  113                       $  430
   Year ended December 31, 2002      182      135                          317
   Year ended December 31, 2001        0      182                          182



Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.

(b) Includes $65 acquired with Kennedy Information, Inc.

(c) Net accounts written off.

                                     PART II


Item 9.        Changes in and Disagreements with Accountants
               ---------------------------------------------
               on Accounting and Financial Disclosure
               --------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years ended December 31, 2003 or through the date of this Form 10K.

Item 9a.       Controls and Procedures
               -----------------------
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, 13, and 14, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2002. Such information is incorporated herein by reference.


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

The Company has adopted a code of ethics, as defined in Regulation S-K, that applies to the Company's Chief Executive Officer, its senior financial officers, and any persons who perform similar functions for the Company and any of its subsidiary companies. The code of ethics is posted on the Company's Internet website, the address of which is www.bna.com. The Company intends to satisfy the disclosure requirements with respect to any amendments to, and/or waivers of, the provisions of the code of ethics by posting the required information on its Internet website.

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

Item 14.       Principal Accounting Fees and Services
               --------------------------------------
The information required under this Item 14 is contained in the Proxy Statement under the heading "IV. Audit Committee Report" and is incorporated herein by reference.

                                     PART IV


Item 15.       Exhibits, Financial Statement Schedules, and Report on Form 8-K
               ---------------------------------------------------------------
The following documents are filed as part of this report.

(a)(1)         Financial Statements:                                 Page
               -------------------------                            ------
               Report of Independent Auditors                         24

               Consolidated Statements of Income for each of the
                years ended December 31, 2003,  2002, and 2001        25
               Balance Sheets as of December 31, 2003 and 2002.       26
               Consolidated Statements of Cash Flows, and
                Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for each of the
                years ended December 31, 2003, 2002, and 2001         28
               Notes to Consolidated Financial Statements             31


   (2)         Financial Statement Schedule:
               -----------------------------
               Report of Independent Auditors as to the
                financial statement schedule                          24

    V          Valuation and Qualifying Accounts and Reserves         47

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)         Exhibits:
               ---------

         3.1   Certificate of Incorporation, as amended.*

         3.2   By laws, as amended.*

        11 Statement re: Computation of Per Share Earnings is contained in the 2003 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page 42 of this Form 10-K.

        21     Subsidiaries of the Registrant.**

        31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

        31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

        32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

        32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

        99.1 Proxy Statement for the Annual Meeting of security holders to be held on April 17, 2004.***

        99.2 Annual Report on Form 11-K related to the BNA 401(k) Plan for the fiscal year ended December 31, 2003.**

         * Incorporated by reference to the Company's 2001 Form 10-K, Commission File Number 2-28286, filed on March 29, 2002. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

        **     Filed herewith.

       *** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2003.

            Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.


(b)            Reports on Form 8-K:
               --------------------
               None.

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

                     THE BUREAU OF NATIONAL AFFAIRS, INC.


                  By:s/Paul N. Wojcik
                     ---------------------------------------
                     Paul N. Wojcik, Chief Executive Officer

                Date:March 11, 2004
                     --------------------------------------
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


   By:s/Paul N. Wojcik                        By:s/George J.Korphage
   -------------------------------             ------------------------------
   Paul N. Wojcik,                            George J. Korphage, Vice President
   President and Chief Executive              and Chief Financial Officer
   Officer                                    (Chief Accounting Officer)
                                              Director

   Date:  March 11, 2004                      Date: March 11, 2004
   -------------------------------             ------------------------------



   By:s/Sandra C. Degler   3/11/04            By:s/Gregory C. McCaffery 3/11/04
   -------------------------------            ---------------------------------
   Sandra C. Degler          Date             Gregory C. McCaffery      Date
   Vice Chairman of the Board of Directors    Director

   By:s/Cynthia J. Bolbach 3/11/04            By:s/David P. McFarland   3/11/04
   -------------------------------            ---------------------------------
   Cynthia J. Bolbach        Date             David P. McFarland        Date
   Director                                   Director


   By:s/Eunice Bumgardner  3/11/04            By:
   -------------------------------            ---------------------------------
   Eunice Lin Bumgardner     Date             Jonathan Newcomb          Date
   Director                                   Director


   By:s/David L. Foster    3/11/04            By:s/Ellen Taus           3/11/04
   -------------------------------            ---------------------------------
   David L. Foster           Date             Ellen Taus                Date
   Director                                   Director


   By:s/Neil R. Froemming  3/11/04            By:s/Daniel W Toohey      3/11/04
   -------------------------------            ---------------------------------
   Neil R. Froemming        Date              Daniel W. Toohey          Date
   Director                                   Director


   By:s/Gerald S. Hobbs    3/11/04            By:s/Robert L. Velte      3/11/04
   -------------------------------            ---------------------------------
   Gerald S. Hobbs          Date              Robert L. Velte           Date
   Director                                   Director

                                  EXHIBIT INDEX




                                                             Sequential Page
Number         Exhibit Description                                Number
------         ------------------------------------------    ---------------
  3.1          Certificate of Incorporation, as amended              *

  3.2          By laws, as amended                                   *

 11            Statement re: Computation of Per Share Earnings
                is contained in the 2003 Consolidated Financial
                Statements in the Notes to Consolidated Financial
                Statements, Note 12, "Stockholders' Equity,"         44

 21            Subsidiaries of the Registrant                        53

 31.1          Certification of the Chief Executive Officer
                pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002, 18 U.S.C. section 1350.                 54

 31.2          Certification of the Chief Financial Officer
                pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002, 18 U.S.C. section 1350.                 55

 32.1          Certification of the Chief Executive Officer
                pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002, 18 U.S.C. section 1350.                 56

 32.2          Certification of the Chief Financial Officer
                pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002, 18 U.S.C. section 1350.                 57

 99.1          Proxy Statement for the Annual Meeting of
                Stockholders to be held on April 17, 2004            **

 99.2          Annual Report on Form 11-K related to the BNA
                401(k) Plan for the fiscal year ended December
                31, 2003 (Incorporated by reference into this
                Form 10-K).                                          58

             * Incorporated by reference to the Company's 2001
               Form 10-K, Commission File Number 2-28286, filed on March 29, 2002. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

            ** The Definitive Proxy Statement is expected to be filed
               with the SEC within 120 days of December 31, 2003.