Form 10-Q
period 2004-03-27
BUREAU OF NATIONAL AFFAIRS INC
filed 2004-04-28
CIK 15393

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

For the quarterly period ended March 27, 2004    Commission file number 2-28286

The Bureau of National Affairs, Inc.
    A Delaware Corporation                              53-0040540
                                           (I.R.S. Employer Identification No.)

    1231 25th St., N. W.,                             (202) 452-4200
   Washington, D.C. 20037                           (telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes (X)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X)

The number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 2004 was 14,302,770 Class A common shares, 18,420,961 Class B common shares, and 13,380 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 27, 2004 and MARCH 22, 2003
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      12 Weeks Ended
                                              March 27, 2004    March 22, 2003
                                               ------------      ------------
OPERATING REVENUES                              $   69,913        $   65,860
                                               ------------      ------------
OPERATING EXPENSES:
 Editorial, production, and distribution            38,770            38,152
 Selling                                            12,769            12,302
 General and administrative                         12,496            11,606
                                               ------------      ------------
TOTAL OPERATING EXPENSES                            64,035            62,060
                                               ------------      ------------
OPERATING PROFIT                                     5,878             3,800
                                               ------------      ------------
NON-OPERATING INCOME:
 Investment income                                   1,018             1,049
 Interest expense                                   (1,294)           (1,338)
                                               ------------      ------------
TOTAL NON-OPERATING (EXPENSE)                         (276)             (289)
                                               ------------      ------------
INCOME BEFORE INCOME TAXES                           5,602             3,511
PROVISION FOR INCOME TAXES                           1,901             1,201
                                               ------------      ------------
NET INCOME                                           3,701             2,310
OTHER COMPREHENSIVE INCOME                             173                55
                                               ------------      ------------
COMPREHENSIVE INCOME                            $    3,874        $    2,365
                                               ============      ===========
NET INCOME PER SHARE                            $      .07        $      .07
                                               ============      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING             33,155,723        34,911,042
                                               ============      ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 27, 2004 AND DECEMBER 31, 2003
                            (In thousands of dollars)


                                                 March 27,
                                                   2004          December 31,
ASSETS                                          (Unaudited)         2003
--------------------------------               ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $   23,705        $   18,488
  Short-term investments, at fair value             22,293            25,450
  Receivables (net of allowance for
    doubtful accounts of $1,674 in 2004
    and $2,135 in 2003)                             33,207            40,167
  Inventories, at lower of average
   cost or market                                    4,105             3,802
  Prepaid expenses                                   3,194             4,560
  Deferred selling expenses                          4,470             4,625
  Deferred income taxes                              8,259             8,197
                                               ------------      ------------
Total current assets                                99,233           105,289

MARKETABLE SECURITIES                               91,692            80,985

PROPERTY AND EQUIPMENT - at cost:
  Land                                               4,250             4,250
  Building and improvements                         51,693            51,690
  Furniture, fixtures and equipment                 48,925            49,007
                                               ------------      ------------
                                                   104,868           104,947
  Less-Accumulated depreciation                     75,177            74,428
                                               ------------      ------------
  Net property and equipment                        29,691            30,519

DEFERRED INCOME TAXES                               23,634            23,368

GOODWILL                                            73,852            73,852

INTANGIBLE ASSETS                                   23,249            23,937

OTHER ASSETS                                           264               239
                                               ------------      ------------
      Total assets                              $  341,615        $  338,189
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 27, 2004 AND DECEMBER 31, 2003
                            (In thousands of dollars)


                                                March 27,
                                                   2004           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)           2003
------------------------------------           ------------      ------------
CURRENT LIABILITIES:
  Accounts payable                              $   21,752        $   15,848
  Employee compensation and benefits payable        22,968            25,829
  Income taxes payable                               2,008             2,053
  Deferred revenues                                126,859           122,861
  Current portion of long-term debt                  5,000             5,000
  Dividends payable                                  4,974                --
                                               ------------      ------------
    Total current liabilities                      183,561           171,591

LONG-TERM DEBT                                      70,000            70,000

POSTRETIREMENT BENEFITS, less current portion       67,665            64,302

OTHER LIABILITIES                                    7,497            7,793
                                               ------------      -----------
    Total liabilities                              328,723          313,686
                                               ------------      -----------

STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
      shares; issued 30,000,000 shares              30,000           30,000
    Class B - Nonvoting; authorized
      30,000,000 shares; issued 24,634,865 share    24,635           24,635
    Class C - Nonvoting; authorized
      5,000,000 shares; issued 2,531,680 shares      2,532            2,532
  Additional paid-in capital                        11,966           11,350
  Retained earnings                                 94,358           95,631
  Treasury stock, at cost - 24,429,434 shares
    in 2004 and 23,513,748 in 2003                (150,597)        (139,470)
  Elements of other comprehensive income:
    Net unrealized loss on marketable securities       152              (17)
    Foreign currency translation adjustment           (154)            (158)
                                               ------------      -----------
    Total stockholders' equity                      12,892           24,503
                                               ------------      -----------
    Total liabilities and stockholders' equity  $  341,615        $ 338,189
                                               ============      ===========

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 27, 2004 and MARCH 22, 2003
                                   (Unaudited)
                            (In thousands of dollars)


                                                      12 Weeks Ended
                                              March 27, 2004    March 22, 2003
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $    3,701        $    2,310
Items with different cash requirements
 than reflected in net income--
  Depreciation and amortization                      2,625             4,689
  Gain on sales of securities                         (284)             (240)
  Capitalized interest                                 (80)              (30)
  Others                                              (218)             (261)
Changes in operating assets and liabilities--
  Receivables                                        7,431            11,985
  Deferred revenues                                  3,998            (2,719)
  Payables and accrued liabilities                  (5,264)           (2,881)
  Postretirement benefits                            3,363             2,821
  Deferred income taxes                               (422)             (735)
  Deferred selling expenses                            155               310
  Inventories                                         (303)             (785)
  Other assets and liabilities--net                  1,036               907
                                               ------------      ------------
Net cash provided by operating activities           15,738            15,371
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
  Capitalized software                                (886)             (630)
  Purchase of equipment and furnishings               (152)             (462)
  Business purchase price adjustment                    --              (506)
  Proceeds from sale of assets                           9                --
                                               ------------      ------------
Net cash (used for) capital expenditures            (1,029)           (1,598)
                                               ------------      ------------
Securities investments--
  Proceeds from sales and maturities                27,199            26,139
  Purchases                                        (30,113)          (27,778)
                                               ------------      ------------
Net cash (used for) securities investments          (2,914)           (1,639)
                                               ------------      ------------
Net cash (used for) investing activities            (3,943)           (3,237)
                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                 1,015             2,001
  Purchases of treasury stock                       (7,593)           (1,250)
                                               ------------      ------------
Net cash provided from (used for)
  financing activities                              (6,578)              751
                                               ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS            5,217            12,885

CASH AND CASH EQUIVALENTS, beginning of period      18,488            11,530
                                               ------------      ------------
CASH AND CASH EQUIVALENTS, end of period        $   23,705        $   24,415
                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                $    1,392       $    1,412
   Income taxes paid                                 2,367              698

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                                 March 27, 2004
                                   (Unaudited)

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

Notes contained in the 2003 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 2003 Annual Report to security holders have been omitted. Certain prior year balances have been reclassified to conform to current year presentation.

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

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

                                     March 27,         December
                                       2004            31, 2003
                                   ------------      ------------
       Materials and supplies       $    1,930        $    2,089
       Work in process                     848               436
       Finished goods                    1,327             1,277
                                   ------------      ------------
           Totals                   $    4,105        $    3,802
                                   ============      ============

NOTE 3:   Stockholders' Equity

Treasury stock as of March 27, 2004 and December 31, 2003, respectively, consisted of: Class A, 15,697,230 and 15,620,011 shares; Class B, 6,213,904 and 5,801,150 shares; and Class C, 2,518,300 and 2,092,587 shares.

NOTE 4:   Segment Information

In thousands of dollars:
                                        12 Weeks Ended
                                    3/27/04            3/22/03
                                  ------------      ------------
Revenues from external customers:
  Publishing                       $   61,069        $   58,619
  Printing                              5,092             3,723
  Software                              3,752             3,518
                                  ------------      ------------
          Total                    $   69,913        $   65,860
                                  ============      ============

Intersegment printing revenues     $    2,817        $    2,890
                                  ============      ============
Intersegment software revenues     $      722        $      812
                                  ============      ============

Operating profit:
     Publishing                    $    6,415        $    6,477
     Printing                               7              (161)
     Software                            (544)           (2,516)
                                  ------------      ------------
          Total                    $    5,878        $    3,800
                                  ============      ============

NOTE 5: Goodwill and Intangible Assets

Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,937,000.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                       March 27, 2004                    December 31, 2003
                 ----------------------------      ----------------------------
                 Gross Carrying   Accumulated      Gross Carrying   Accumulated
                     Amount      Amortization          Amount      Amortization
                 ----------------------------      ----------------------------
 Software         $   26,006      $  (13,798)       $   25,040      $  (13,057)
 Customer Lists       14,638          (9,945)           14,638          (9,464)
 Copyrights            9,145          (3,098)            9,145          (2,887)
 Other                 4,816          (4,515)            4,801          (4,279)
                 ----------------------------      ----------------------------
    Total         $   54,605      $  (31,356)       $   53,624      $  (29,687)
                 ============================      ============================

Amortization expense for the above assets in the first quarters of 2004 and 2003, respectively, was $1,669,000 and $3,656,000 (including $1,803,000 for accelerated amortization of a software asset).

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost were as follows (in thousands of dollars):


                                          12 Weeks Ended
                                     3/27/04           3/22/03
                                  ------------      ------------
Pension Benefits:
  Service cost                     $    1,719        $    1,426
  Interest cost                         2,307             2,045
  Expected return on plan assets       (2,029)           (1,615)
  Amortization of prior service
  cost and net actuarial loss             319               162
                                  ------------      ------------
          Total                    $    2,316        $    2,018
                                  ============      ============

Other Postretirement Benefits:
  Service cost                     $      872        $       71
  Interest cost                         1,233             1,021
  Expected return on plan assets         (428)             (339)
  Amortization of prior service
cost and net actuarial gain                34               (12)
                                  ------------      ------------
          Total                    $    1,711        $    1,387
                                  ============      ============


The impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has not been recognized in the Consolidated Financial Statements as of March 27, 2004.

                                     PART I

Item 2.    Management's Discussion and Analysis of Results of Operations
-------    -------------------------------------------------------------
           and Financial Position
           ----------------------
It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2003 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2003 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

RESULTS OF OPERATIONS

Twelve weeks 2004 compared to twelve weeks 2003

BNA achieved strong first-quarter financial results for 2004, easily exceeding last year's weak start. Solid revenue increases for each segment led to a record first quarter operating profit and to record-tying first quarter earnings per share.

Consolidated revenues were up 6.2 percent to $69.9 million in the first quarter of 2004, compared to 2003, reflecting increases in all three segments. Consolidated operating expenses increased just 3.2 percent. The consolidated operating profit of $5.9 million was 54.7 percent above last year, which had included a software asset writedown. Net income for the first quarter was $3.7 million, a 60.2 percent increase over 2003 results. Excluding the effects of the writedown, the operating profit and net income were up 8.4 percent and 11.5 percent, respectively. Earnings per share were $.11 for the quarter, versus $.07 in 2003.

Publishing segment revenues were up 4.2 percent compared to the prior year's first quarter with all operating units recording increases. Higher books and online revenues accounted for nearly half of the increase. Publishing operating expenses were up 4.8 percent mostly due to higher employee compensation and benefit expenses. The operating profit for the Publishing segment declined 1.0 percent for the first quarter to $6.4 million.

Printing segment total revenues were up 19.6 percent compared to 2003. Intersegment revenues, expected to decline as Publishing segment subscribers continue to migrate from print to electronic products, were down 2.5 percent. But commercial sales were up 36.8 percent, despite a very price-sensitive competitive environment, due mostly to an upturn in financial printing work. Operating expenses were up 16.7 percent, reflecting higher variable costs. The operating profit was $7,000 in 2004 compared to a $161,000 loss in last year's first quarter.


Software segment revenues were up 6.7 percent compared to 2003 and expenses decreased 28.8 percent. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues declined 2.6 percent compared to 2003. Revenues from external customers were essentially unchanged while intersegment sales declined. Operating expenses decreased 8.5 percent due mainly to lower staffing costs, and STF achieved a 4.7 percent increase in its operating profit. BNA Software earns the majority of its revenues and all of its profits in the second half of the year. For the first quarter, revenues grew 18.3 percent due to higher sales of BNA Fixed Assets products and services, while ongoing expenses increased 3.7 percent. BNA Software recorded a $2.0 million operating loss in the first quarter of 2004; it had a $2.1 million loss in the first quarter of 2003, excluding the $1.8 million writedown of capitalized development costs. The total software segment had a $544,000 operating loss in 2004 compared to a $2.5 million loss in 2003. Excluding the 2003 writedown, the first quarter operating loss was $169,000 lower in 2004.

A slight decrease in investment and other income was offset by slightly lower interest expense. Other comprehensive income reflected a higher unrealized holding gain in 2004 compared to 2003.

Outlook

The improved first quarter financial results represent a strong beginning toward achieving our 2004 profit goals. We do expect to see improved revenue growth this year, albeit not at the levels recorded in the first quarter, as the stronger economy helps to convince our markets that they can afford to buy more of our products. Our subsidiary companies, which were particularly hard hit by the weak business economy over the three previous years, are expected to see the quickest revenue turnaround, and we did see some of that in the first quarter. If the economy stays strong, improved revenue growth should expand to all of our business units. Over the last three years, cost controls have been crucial to preserving profits, and they will be continued.

Our 2004 budget calls for a 20% increase in operating profit and a 25% increase in earnings per share. We believe that is achievable, partly because 2003 final results were less than expected, but also because of brighter business prospects. Encouragingly, actual first quarter results are tracking above budget. So, although there is a long way to go, we are very positive about our chances to achieve strong profit growth this year.


FINANCIAL POSITION

Cash provided from operating activities was $15.7 million in the first twelve weeks of 2004, a 2.2 percent increase over the $15.4 million provided from the first twelve weeks of 2003. Customer receipts were up 11.4 percent, and operating expenditures increased 13.8 percent from 2003. Four additional business days in the first quarter of 2004 partially accounted for these increases. Cash used for investing activities was $3.9 million. Capital expenditures amounted to $1 million and cash used for the investment portfolio totaled $2.9 million. During the quarter, sales of capital stock to employees totaled $1 million. Capital stock repurchases amounted to $7.6 million.


With almost $138 million in cash and investment portfolios the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
-------    ----------------------------------------------------------
There have been no material changes to our market risk since December 31, 2003.

Item 4.    Controls and Procedures
-------    -----------------------
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



                                     PART II

Item 1.    Legal Proceedings
-------    -----------------
There were no material legal proceedings during the first twelve weeks of 2004.

Item 2.    Change in Securities
-------    --------------------
There were no changes in securities.

Item 3.    Defaults upon Senior Securities
-------    -------------------------------
There were no defaults upon senior securities.

Item 4.    Submission of Matters to a Vote of Securities Holders
------     -----------------------------------------------------
The annual meeting for stockholders was held April 17, 2004. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

      Results of the election of directors:

                 Stockholder Candidates
       Nominee                              Shares Voted For
       ------------------------------------------------------
       Paul A. Blakely                       6,652,724
       Cynthia J. Bolbach                    6,484,389
       Eunice L. Bumgardner                  5,848,553
       Sandra C. Degler                      5,796,210
       Neil R. Froemming                     5,842,063
       George J. Korphage                    7,608,626
       Gregory C. McCaffery                  7,838,745
       David P. McFarland                    5,568,531
       Robert L. Velte                       5,638,813
       Paul N. Wojcik                        7,827,027

       David Foster                          5,308,882


                  Non-stockholder Candidates
       Nominee                               Shares Voted For
       ------------------------------------------------------
       Gerald S. Hobbs                       6,083,993
       Jonathan Newcomb                      5,963,775
       Susan E. Rice                         5,862,993
       Ellen Taus                            6,609,623
       Daniel W. Toohey                      6,027,991


Item 5.    Other Information
-------    -----------------
No other information is presented herein.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

  (a)      Exhibits

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

  (b)      No reports were filed on Form 8-K during the quarter ended
            March 27, 2004.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




  April 23, 2004                    s/Paul N. Wojcik
------------------                  ----------------------------------
        Date                        Paul N. Wojcik
                                    President and Chief Executive Officer




  April 23, 2004                    s/George J. Korphage
------------------                  ---------------------------------
        Date                        George J. Korphage
                                    Vice President and Chief Financial Officer