Form 10-Q/A
period 2004-03-27
BUREAU OF NATIONAL AFFAIRS INC
filed 2004-05-14
CIK 15393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 Amendment No. 1
(Mark One)

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

                               EXPLANATORY NOTE

On April 28, 2004, The Bureau of National Affairs, Inc. (the Company) filed a Quarterly Report on Form 10-Q for the fiscal period ending March 27, 2004 which incorrectly stated in the statement of income that earnings per share for the quarter ended March 27, 2004 were $0.07 per share. The Company is filing this amendment on Form 10-Q/A solely to amend the statement of income to correctly reflect that earnings per share for the quarter ended March 27, 2004 were $0.11 per share.

There are no other changes to the originally filed Form 10-Q. All information in this Amendment No. 1 is as of March 27, 2004, and does not reflect any subsequent information or events other than the change referred to above.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 27, 2004 and MARCH 22, 2003
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      12 Weeks Ended
                                              March 27, 2004    March 22, 2003
                                               ------------      ------------
OPERATING REVENUES                              $   69,913        $   65,860
                                               ------------      ------------
OPERATING EXPENSES:
 Editorial, production, and distribution            38,770            38,152
 Selling                                            12,769            12,302
 General and administrative                         12,496            11,606
                                               ------------      ------------
TOTAL OPERATING EXPENSES                            64,035            62,060
                                               ------------      ------------
OPERATING PROFIT                                     5,878             3,800
                                               ------------      ------------
NON-OPERATING INCOME:
 Investment income                                   1,018             1,049
 Interest expense                                   (1,294)           (1,338)
                                               ------------      ------------
TOTAL NON-OPERATING (EXPENSE)                         (276)             (289)
                                               ------------      ------------
INCOME BEFORE INCOME TAXES                           5,602             3,511
PROVISION FOR INCOME TAXES                           1,901             1,201
                                               ------------      ------------
NET INCOME                                           3,701             2,310
OTHER COMPREHENSIVE INCOME                             173                55
                                               ------------      ------------
COMPREHENSIVE INCOME                            $    3,874        $    2,365
                                               ============      ===========
NET INCOME PER SHARE                            $      .11        $      .07
                                               ============      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING             33,155,723        34,911,042
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