Form 10-Q
period 2004-06-19
BUREAU OF NATIONAL AFFAIRS INC
filed 2004-07-23
CIK 15393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       OR

( ) Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 19, 2004    Commission file number 2-28286

The Bureau of National Affairs, Inc.                      53-0040540
    A Delaware Corporation                  (I.R.S. Employer Identification No.)

   1231 25th St., N. W.,                                (202) 452-4200
  Washington, D.C. 20037                              (telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes (X).

Indicate by check mark whether the registrant is an accelerated filer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X).

The number of shares outstanding of each of the issuer's classes of common stock, as of June 19, 2004 was 14,253,420 Class A common shares, 18,171,784 Class B common shares, and 12,870 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             FOR THE 24-WEEKS ENDED JUNE 19, 2004 and JUNE 14, 2003
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      24 Weeks Ended
                                              June 19, 2004     June 14, 2003
                                               ------------      ------------
OPERATING REVENUES                              $  139,814        $  135,585
                                               ------------      ------------
OPERATING EXPENSES:
 Editorial, production, and distribution            76,927            76,558
 Selling                                            25,846            25,233
 General and administrative                         25,232            26,293
                                               ------------      ------------
TOTAL OPERATING EXPENSES                           128,005           128,084
                                               ------------      ------------
OPERATING PROFIT                                    11,809             7,501
                                               ------------      ------------
NON-OPERATING INCOME:
 Investment income                                   1,780             2,121
 Interest expense                                   (2,591)           (2,664)
 Other income (expense), net                           (69)                1
                                               ------------      ------------
TOTAL NON-OPERATING (EXPENSE)                         (880)             (542)
                                               ------------      ------------
INCOME BEFORE INCOME TAXES                          10,929             6,959
PROVISION FOR INCOME TAXES                           3,793             2,383
                                               ------------      ------------
NET INCOME                                           7,136             4,576
OTHER COMPREHENSIVE INCOME (EXPENSE)                (1,163)            1,801
                                               ------------      ------------
COMPREHENSIVE INCOME                            $    5,973        $    6,377
                                               ============      ============
NET INCOME PER SHARE                            $      .22        $      .13
                                               ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING             32,848,352        34,900,184
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             FOR THE 24-WEEKS ENDED JUNE 19, 2004 and JUNE 14, 2003
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      12 Weeks Ended
                                              June 19, 2004     June 14, 2003
                                               ------------      ------------
OPERATING REVENUES                              $   69,901        $   69,725
                                               ------------      ------------
OPERATING EXPENSES:
 Editorial, production, and distribution            38,157            38,406
 Selling                                            13,077            12,931
 General and administrative                         12,736            14,687
                                               ------------      ------------
TOTAL OPERATING EXPENSES                            63,970            66,024
                                               ------------      ------------
OPERATING PROFIT                                     5,931             3,701
                                               ------------      ------------
NON-OPERATING INCOME:
 Investment income                                     747             1,072
 Interest expense                                   (1,297)           (1,326)
 Other income (expense), net                           (54)                1
                                               ------------      ------------
TOTAL NON-OPERATING (EXPENSE)                         (604)             (253)
                                               ------------      ------------
INCOME BEFORE INCOME TAXES                           5,327             3,448
PROVISION FOR INCOME TAXES                           1,892             1,182
                                               ------------      ------------
NET INCOME                                           3,435             2,266
OTHER COMPREHENSIVE INCOME (EXPENSE)                (1,336)            1,746
                                               ------------      ------------
COMPREHENSIVE INCOME                            $    2,099        $    4,012
                                               ============      ============
NET INCOME PER SHARE                            $      .11        $      .06
                                               ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING             32,513,172        34,912,664
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 19, 2004 AND DECEMBER 31, 2003
                            (In thousands of dollars)


                                                 June 19,
                                                   2004          December 31,
ASSETS                                          (Unaudited)          2003
--------------------------------               ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $   17,115        $   18,488
  Short-term investments                            15,721            25,450
  Receivables (net of allowance for
    doubtful accounts of $1,262 in 2004
    and $2,135 in 2003)                             36,573            40,167
  Inventories                                        4,275             3,802
  Prepaid expenses                                   3,613             4,560
  Deferred selling expenses                          4,022             4,625
  Deferred income taxes                              8,394             8,197
                                               ------------      ------------
Total current assets                                89,713           105,289

MARKETABLE SECURITIES                               92,848            80,985

PROPERTY AND EQUIPMENT:
  Land                                               4,250             4,250
  Building and improvements                         51,698            51,690
  Furniture, fixtures and equipment                 46,551            49,007
                                               ------------      ------------
                                                   102,499           104,947
  Less-Accumulated depreciation                     73,464            74,428
                                               ------------      ------------
  Net property and equipment                        29,035            30,519

DEFERRED INCOME TAXES                               25,045            23,368

GOODWILL                                            73,452            73,852

INTANGIBLE ASSETS                                   22,792            23,937

OTHER ASSETS                                           326               239
                                               ------------      ------------
      Total assets                              $  333,211        $  338,189
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 19, 2004 AND DECEMBER 31, 2003
                            (In thousands of dollars)


                                                 June 19,
                                                   2004           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)           2003
------------------------------------           ------------      ------------
CURRENT LIABILITIES:
  Accounts payable                              $   13,508        $   15,848
  Employee compensation and benefits payable        22,373            25,829
  Income taxes payable                               2,027             2,053
  Deferred revenues                                128,020           122,861
  Current portion of long-term debt                  5,000             5,000
                                               ------------      ------------
    Total current liabilities                      170,928           171,591

LONG-TERM DEBT                                      70,000            70,000

POSTRETIREMENT BENEFITS, less current portion       72,797            64,302

OTHER LIABILITIES                                    8,008             7,793
                                               ------------      ------------
    Total liabilities                              321,733           313,686
                                               ------------      ------------

STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
      shares; issued 30,000,000 shares              30,000            30,000
    Class B - Nonvoting; authorized
      30,000,000 shares; issued 24,634,865 shares   24,635            24,635
    Class C - Nonvoting; authorized
      5,000,000 shares; issued 2,531,680 shares      2,532             2,532
  Additional paid-in capital                        13,326            11,350
  Retained earnings                                 97,794            95,631
  Treasury stock, at cost - 24,728,471 shares
    in 2004 and 23,513,748 in 2003                (155,471)         (139,470)
  Elements of other comprehensive income:
    Net unrealized loss on marketable securities    (1,174)              (17)
    Foreign currency translation adjustment           (164)             (158)
                                               ------------      ------------
    Total stockholders' equity                      11,478            24,503
                                               ------------      ------------
    Total liabilities and stockholders' equity  $  333,211        $  338,189
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 19, 2004 and JUNE 14, 2003
                                   (Unaudited)
                            (In thousands of dollars)

                                                      24 Weeks Ended
                                              June 19, 2004     June 14, 2003
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $    7,136        $    4,576
Items with different cash requirements
 than reflected in net income--
  Depreciation and amortization                      4,982             8,088
  Gain on sales of securities                         (216)             (500)
  Capitalized interest                                (174)              (68)
  Others                                              (276)              (11)
Changes in operating assets and liabilities--
  Receivables                                        4,467            10,008
  Deferred revenues                                  5,159            (6,176)
  Payables and accrued liabilities                  (6,283)           (3,993)
  Postretirement benefits                            7,624             8,235
  Deferred income taxes                             (1,248)             (972)
  Deferred selling expenses                            603               646
  Inventories                                         (473)             (639)
  Other assets and liabilities--net                  1,091              (123)
                                               ------------      ------------
Net cash provided by operating activities           22,392            19,071
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
  Capitalized software                              (1,829)           (1,302)
  Purchase of equipment and furnishings               (515)             (354)
  Business purchase price adjustment                   400              (447)
  Building improvements                                 (8)             (463)
  Proceeds from sale of assets                         113                 2
                                               ------------      ------------
Net cash (used for) capital expenditures            (1,839)           (2,564)
                                               ------------      ------------
Securities investments--
  Proceeds from sales and maturities                40,465            41,970
  Purchases                                        (43,393)          (44,596)
                                               ------------      ------------
Net cash (used for) securities investments          (2,928)           (2,626)
                                               ------------      ------------
Net cash (used for) investing activities            (4,767)           (5,190)
                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                 3,213             4,085
  Purchases of treasury stock                      (17,238)           (5,758)
  Dividends paid                                    (4,973)           (5,250)
                                               ------------      ------------
Net cash (used for)financing activities            (18,998)           (6,923)
                                               ------------      ------------
NET INCREASE(DECREASE) IN
 CASH AND CASH EQUIVALENTS                          (1,373)            6,958

CASH AND CASH EQUIVALENTS, beginning of period      18,488            11,530
                                               ------------      ------------
CASH AND CASH EQUIVALENTS, end of period        $   17,115        $   18,488
                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                $    2,789       $    2,804
   Income taxes paid                                 5,067            3,560

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                                  June 19, 2004
                                   (Unaudited)

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

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

                                      June 19,       December 31,
                                       2004              2003
                                   ------------      ------------
       Materials and supplies       $    2,112        $    2,089
       Work in process                     856               436
       Finished goods                    1,307             1,277
                                   ------------      ------------
           Total                    $    4,275        $    3,802
                                   ============      ============

NOTE 3:   Stockholders' Equity

      Treasury stock as of June 19, 2004 and December 31, 2003, respectively, consisted of: Class A, 15,746,580 and 15,620,011 shares; Class B, 6,463,081 and 5,801,150 shares; and Class C, 2,518,810 and 2,092,587 shares.

NOTE 4:   Segment Information

In thousands of dollars:
                                     12 Weeks Ended          24 Weeks Ended
                                   6/19/04   6/14/03       6/19/04    6/14/03
                                 ---------------------   ----------------------
Revenues from external customers:
  Publishing                     $  61,864  $  62,797     $ 122,933  $ 121,416
  Printing                           6,007      4,878        11,099      8,601
  Software                           2,030      2,050         5,782      5,568
                                ----------------------   ----------------------
    Total                        $  69,901  $  69,725     $ 139,814  $ 135,585
                                ======================   ======================

Intersegment printing revenues   $   2,426  $   2,869     $   5,243  $   5,759
                                ======================   ======================
Intersegment software revenues   $     514  $     530     $   1,236  $     342
                                ======================   ======================

Operating profit:
  Publishing                     $   7,850  $   5,964     $  14,265  $  12,441
  Printing                            (152)       (53)         (145)      (214)
  Software                          (1,767)    (2,210)       (2,311)    (4,726)
                                ----------------------   ----------------------
    Total                        $   5,931  $   3,701     $  11,809  $   7,501
                                ======================   ======================

NOTE 5: Goodwill and Intangible Assets

      Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,537,000. Goodwill was reduced by $400,000 in 2004 to record a business purchase price adjustment.

      Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                         June 19, 2004                  December 31, 2003
                 -------------------------------  -----------------------------
                 Gross Carrying   Accumulated     Gross Carrying   Accumulated
                     Amount       Amortization        Amount       Amortization
                 -------------------------------  -----------------------------
 Software            $ 27,043     $ (14,540)          $ 25,040     $ (13,057)
 Customer Lists        14,638       (10,427)            14,638        (9,464)
 Copyrights             9,145        (3,309)             9,145        (2,887)
 Other                  4,816        (4,574)             4,801        (4,279)
                 -------------------------------  -----------------------------
    Total            $ 55,642     $ (32,850)          $ 53,624     $ (29,687)
                 ===============================  =============================

Amortization expense for the above assets for the first two quarters was $3,163,000 in 2004 and $5,993,000 (including writedowns of $1,803,000 for a software asset and $617,000 for a publishing asset) in 2003.

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The components of net periodic benefit expenses, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):
                                     12 Weeks Ended          24 Weeks Ended
                                   6/19/04    6/14/03      6/19/04     6/14/03
                                 ----------------------   ---------------------
Pension Benefits:
  Service cost                     $  1,626   $  1,792     $  3,345   $  3,218
  Interest cost                       2,254      2,009        4,561      4,054
  Expected return on plan assets     (2,043)    (1,635)      (4,072     (3,250)
  Amortization of prior service
    cost and of net actuarial loss      286        449          605        611
  Voluntary early retirement program     --      1,760           --      1,760
                                  ---------------------   ---------------------
    Total expense                  $  2,123   $  4,375     $  4,439   $  6,393
                                  =====================   =====================

Other Postretirement Benefits:
  Service cost                     $  1,157   $    759     $  2,029   $  1,476
  Interest cost                       1,659      1,102        2,892      2,123
  Expected return on plan assets       (432)      (299)        (860)      (638)
  Amortization of prior service
    cost and of net actuarial gain      585        (13)         619        (25)
                                  ---------------------   ---------------------
    Total expense                  $  2,969   $  1,549     $  4,680   $  2,936
                                  =====================   =====================


The effect of recognizing the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the current quarter was to lower the accumulated pension benefit obligation by $7 million and to lower the Other Postretirement Benefit expense by $550,000.

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

RESULTS OF OPERATIONS

Twenty-four weeks ended June 19, 2004 compared to twenty-four weeks
-------------------------------------------------------------------
ended June 14, 2003.
--------------------
BNA maintained strong financial results through the two quarters of 2004, easily exceeding last year's weak start. Each of the three operating segments recorded higher revenues and improved operating results.

Consolidated revenues increased 3.1 percent to $139.8 million in the first half of 2004, while operating expenses were down 0.1 percent. As a result, the consolidated operating profit was up 57 percent to $11.8 million. Net income was $7.1 million for the first half, a 56 percent increase from 2003. Earnings per share increased to $.22, up from $.13 per share, due to the improved net income and fewer outstanding shares. Year-to-year comparisons were favorably affected by expenses recorded in 2003 for an early retirement program and for a software asset writedown.

Publishing segment revenues were up 1.2 percent to $122.9 million compared to the prior year's first half. Parent and Tax Management combined subscription and online revenues were up 1.3 percent. Legal and tax products continued to generate respectable revenue gains, while revenues from the other major market lines continued their declines. Nearly all the publishing units had higher revenues. Publishing operating expenses in the first half were down 0.3 percent compared to last year, which had included a $1.6 million net expense for a voluntary early retirement program. Excluding this one-time 2003 expense, operating expenses were up 1.2 percent reflecting higher staffing expenses but lower fulfillment costs. The Publishing segment's operating profit was $14.3 million in 2004 and $12.4 million in 2003. Excluding the one-time expense, the operating profit was up 1.7 percent for the first half of 2004.

Printing segment total revenues were up 13.8 percent compared to 2003. Intersegment revenues, expected to decline as Publishing segment subscribers continue to migrate from print to electronic products, were down 9 percent. But commercial sales were up 29 percent, despite a very price-sensitive competitive environment, due mostly to an upturn in financial printing work. Operating expenses were up 13.1 percent, reflecting higher variable costs. The operating loss was $145,000 in 2004 compared to a $214,000 loss in last year's first two quarters.

Software segment revenues increased 3.8 percent compared to 2003 and operating expenses decreased 21.4 percent. BNA Software earns the majority of its revenues and all of its profits in the second half of the year. For the first half, revenues grew 17.7 percent due mainly to higher sales of BNA Fixed Assets products and services, while ongoing expenses decreased 1.7 percent due to cost containment efforts. BNA Software recorded a $3.9 million operating loss in the first half of 2004; it had a $4.4 million loss in the first half of 2003, excluding the $1.8 million writedown of capitalized development costs. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues declined 6.4 percent compared to 2003, due to lower intersegment sales and lower revenues from external customers. Operating expenses decreased 12.2 percent due mainly to lower staffing costs, and STF achieved a 5.8 percent increase in its operating profit. The total software segment had a $2.3 million operating loss in 2004 and a $4.7 million loss in 2003. Excluding the asset writedown, the 2004 first-half loss was $612,000 lower than last year.

Investment income and net other income fell $411,000 due to lower investment balances, lower market yields, and lower realized gains on sales. Interest expense decreased $73,000 due to lower interest rates and less debt. Other comprehensive income reflected an unrealized holding loss in 2004 compared to a holding gain in 2003.

Twelve weeks ended June 19, 2004 compared to twelve weeks ended June 14, 2003.
------------------------------------------------------------------------------
For the second quarter only, consolidated revenues increased 0.3 percent, while operating expenses decreased 3.1 percent. Operating profit was up 60 percent and net income was up 52 percent. The revenue and expense factors mentioned above also affected second quarter comparisons, particularly the prior year's voluntary early retirement program expense. Excluding the 2003 early retirement expense, the 2004 operating profit was 12.2 percent higher. Earnings per share increased to $.11, up from $.06 per share, reflecting the improved net income and fewer outstanding shares.

Outlook.
--------
The improved financial results for the first half put us in a good position to achieve our 2004 profit goals. Revenue growth has been better than expected, with most business units showing improvement. McArdle and IOMA, who were hit hard by the weak business economy over the three previous years, have shown the strongest revenue turnaround. Although consolidated revenue growth has improved, it is far from robust. The cost controls that have sustained profits over the last three years are still in place.

Our 2004 budget calls for a 20% increase in operating profit and a 25% increase in earnings per share. First half results are well ahead of last year and, encouragingly, they are also tracking above budget. At this point in the year, we remain very positive about our chances to achieve strong profit growth this year.


FINANCIAL POSITION
------------------
Cash provided from operating activities was $22.4 million in the first twenty-four weeks of 2004, a 17.4 percent increase over the $19.1 million provided from the first twenty-four weeks of 2003. Customer receipts were up 9.4 percent, and operating expenditures increased 8.1 percent from 2003. Four additional business days in the first half of 2004 partially accounted for these increases. Cash used for investing activities was $4.8 million. Capital expenditures netted to $1.9 million and cash used for the investment portfolio totaled $2.9 million. During the first two quarters, sales of capital stock to employees totaled $3.2 million. The Company paid dividends of $5.0 million, and capital stock repurchases amounted to $17.2 million.

With almost $126 million in cash and investment portfolios the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.


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

                                     PART II

Item 1.    Legal Proceedings
-------    -----------------
There were no material legal proceedings during the first twenty-four weeks of 2004.

Item 2.    Change in Securities
-------    --------------------
There were no changes in securities.

Item 3.    Defaults upon Senior Securities
-------    -------------------------------
There were no defaults upon senior securities.

Item 4.    Submission of Matters to a Vote of Securities Holders
-------    -----------------------------------------------------
See form 10-Q for the quarter ended March 27, 2004 for the results of the election of directors held at the annual meeting for stockholders on April 17, 2004.

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

  (b)      No reports were filed on Form 8-K during the quarter ended
            June 19, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




  July 22, 2004                     s/Paul N. Wojcik
------------------                  ----------------------------------
      Date                          Paul N. Wojcik
                                    President and Chief Executive Officer




  July 22, 2004                     s/George J. Korphage
------------------                  ---------------------------------
      Date                          George J. Korphage
                                    Vice President and Chief Financial Officer