Form 10-Q
period 2004-09-11
BUREAU OF NATIONAL AFFAIRS INC
filed 2004-10-21
CIK 15393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       OR

( ) Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 11, 2004    Commission file number 2-28286
---------------------------------------------    ------------------------------

The Bureau of National Affairs, Inc.                       53-0040540
------------------------------------         ----------------------------------
    A Delaware Corporation                  (I.R.S. Employer Identification No.)

   1231 25th St., N. W.,                                 (202) 452-4200
  Washington, D.C. 20037                                ----------------
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


The number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 2004 was 14,154,279 Class A common shares, 18,250,146 Class B common shares, and 12,870 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE 36-WEEKS ENDED SEPTEMBER 11, 2004 and SEPTEMBER 6, 2003
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      36 Weeks Ended
                                              Sept. 11, 2004    Sept. 6, 2003
                                               ------------      ------------
OPERATING REVENUES                              $  212,808        $  210,521
                                               ------------      ------------
OPERATING EXPENSES:
 Editorial, production, and distribution           115,166           115,314
 Selling                                            38,262            38,585
 General and administrative                         37,598            39,286
                                               ------------      ------------
TOTAL OPERATING EXPENSES                           191,026           193,185
                                               ------------      ------------
OPERATING PROFIT                                    21,782            17,336
                                               ------------      ------------
NON-OPERATING INCOME (EXPENSE):
 Investment income                                   2,553             3,232
 Interest expense                                   (3,855)           (3,983)
 Others, net                                           (68)              (15)
                                               ------------      ------------
TOTAL NON-OPERATING INCOME(EXPENSE)                 (1,370)             (766)
                                               ------------      ------------
INCOME BEFORE INCOME TAXES                          20,412            16,570
Provision for income taxes                           7,322             5,878
                                               ------------      ------------
NET INCOME                                          13,090            10,692
Other comprehensive income (expense)                  (350)              953
                                               ------------      ------------
Comprehensive income                            $   12,740        $   11,645
                                               ============      ============

NET INCOME PER SHARE                            $      .40        $      .31
                                               ============      ============

Weighted average shares outstanding             32,723,321        34,845,399
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE 12 WEEKS ENDED SEPTEMBER 11, 2004 and SEPTEMBER 6, 2003
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      12 Weeks Ended
                                              Sept. 11, 2004    Sept. 6, 2003
                                               ------------      ------------
OPERATING REVENUES                              $   72,994        $   74,936
                                               ------------      ------------
OPERATING EXPENSES:
 Editorial, production, and distribution            38,239            38,756
 Selling                                            12,416            13,352
 General and administrative                         12,366            12,993
                                               ------------      ------------
TOTAL OPERATING EXPENSES                            63,021            65,101
                                               ------------      ------------
OPERATING PROFIT                                     9,973             9,835
                                               ------------      ------------
NON-OPERATING INCOME (EXPENSE):
 Investment income                                     773             1,111
 Interest expense                                   (1,264)           (1,319)
 Others, net                                             1               (16)
                                               ------------      ------------
TOTAL NON-OPERATING INCOME (EXPENSE)                  (490)             (224)
                                               ------------      ------------
INCOME BEFORE INCOME TAXES                           9,483             9,611
Provision for income taxes                           3,529             3,495
                                               ------------      ------------
NET INCOME                                           5,954             6,116
Other comprehensive income (expense)                   813              (848)
                                               ------------      ------------
Comprehensive income                            $    6,767        $    5,268
                                               ============      ============

NET INCOME PER SHARE                            $      .18        $      .18
                                               ============      ============

Weighted average shares outstanding             32,433,203        34,731,453
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 11, 2004 AND DECEMBER 31, 2003
                            (In thousands of dollars)


                                               September 11,
                                                   2004          December 31,
ASSETS                                          (Unaudited)          2003
--------------------------------               ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $   21,421        $   18,488
  Short-term investments                            23,030            25,450
  Receivables (net of allowance for
    doubtful accounts of $1,310 in 2004
    and $2,135 in 2003)                             33,680            40,167
  Inventories                                        4,113             3,802
  Prepaid expenses                                   3,433             4,560
  Deferred selling expenses                          3,241             4,625
  Deferred income taxes                              8,691             8,197
                                               ------------      ------------
Total current assets                                97,609           105,289

MARKETABLE SECURITIES                               92,389            80,985

PROPERTY AND EQUIPMENT:
  Land                                               4,250             4,250
  Building and improvements                         51,698            51,690
  Furniture, fixtures and equipment                 47,076            49,007
                                               ------------      ------------
                                                   103,024           104,947
  Less-Accumulated depreciation                     74,266            74,428
                                               ------------      ------------
  Net property and equipment                        28,758            30,519

DEFERRED INCOME TAXES                               25,073            23,368

GOODWILL                                            73,452            73,852

INTANGIBLE ASSETS                                   23,300            23,937

OTHER ASSETS                                           165               239
                                               ------------      ------------
      Total assets                              $  340,746        $  338,189
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 11, 2004 AND DECEMBER 31, 2003
                            (In thousands of dollars)


                                               September 11,
                                                   2004           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)           2003
------------------------------------           ------------      ------------
CURRENT LIABILITIES:
  Accounts payable                              $   13,776        $   15,848
  Dividends payable                                  5,188                --
  Employee compensation and benefits payable        23,291            25,829
  Income taxes payable                               6,281             2,053
  Deferred revenues                                124,516           122,861
  Current portion of long-term debt                  5,000             5,000
                                               ------------      ------------
    Total current liabilities                      178,052           171,591

LONG-TERM DEBT                                      70,000            70,000

POSTRETIREMENT BENEFITS, less current portion       71,692            64,302

OTHER LIABILITIES                                    8,189             7,793
                                               ------------      ------------
    Total liabilities                              327,933           313,686
                                               ------------      ------------

STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
      shares; issued 30,000,000 shares              30,000            30,000
    Class B - Nonvoting; authorized
      30,000,000 shares; issued 24,634,865 shares   24,635            24,635
    Class C - Nonvoting; authorized
      5,000,000 shares; issued 2,531,680 shares      2,532             2,532
  Additional paid-in capital                        13,949            11,350
  Retained earnings                                 98,560            95,631
  Treasury stock, at cost - 24,749,250 shares
    in 2004 and 23,513,748 in 2003                (156,338)         (139,470)
  Elements of other comprehensive income:
    Net unrealized loss on marketable securities      (383)              (17)
    Foreign currency translation adjustment           (142)             (158)
                                               ------------      ------------
    Total stockholders' equity                      12,813            24,503
                                               ------------      ------------
    Total liabilities and stockholders' equity  $  340,746        $  338,189
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE 36-WEEKS ENDED SEPTEMBER 11, 2004 and SEPTEMBER 6, 2003
                                   (Unaudited)
                            (In thousands of dollars)

                                                      36 Weeks Ended
                                              Sept. 11, 2004    Sept. 6, 2003
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $   13,090        $   10,692
Items with different cash requirements
 than reflected in net income--
  Depreciation and amortization                      7,188            10,817
  (Gain) on sales of securities                       (261)             (821)
  Capitalized interest                                (284)             (116)
  Others                                                53                79
Changes in operating assets and liabilities--
  Receivables                                        7,312            10,638
  Deferred revenues                                  1,655            (9,747)
  Payables and accrued liabilities                     520             3,215
  Postretirement benefits                            6,516             7,531
  Deferred income taxes                             (2,009)           (2,178)
  Deferred selling expenses                          1,384             1,061
  Inventories                                         (311)           (1,172)
  Other assets and liabilities--net                    991              (309)
                                               ------------      ------------
Net cash provided by operating activities           35,844            29,690
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
  Capitalized software                              (2,962)           (2,053)
  Purchase of equipment and furnishings             (1,094)             (563)
  Business purchase price adjustment                   400              (447)
  Building improvements                                 (8)             (467)
  Proceeds from sale of assets                         114                 2
                                               ------------      ------------
Net cash (used for) capital expenditures            (3,550)           (3,528)
                                               ------------      ------------
Securities investments--
  Proceeds from sales and maturities                51,449            82,973
  Purchases                                        (61,568)          (86,806)
                                               ------------      ------------
Net cash (used for) securities investments         (10,119)           (3,833)
                                               ------------      ------------
Net cash (used for) investing activities           (13,669)           (7,361)
                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                 4,232             5,129
  Purchases of treasury stock                      (18,501)           (7,411)
  Dividends paid                                    (4,973)           (5,250)
                                               ------------      ------------
Net cash (used for) financing activities           (19,242)           (7,532)
                                               ------------      ------------
NET INCREASE(DECREASE) IN
 CASH AND CASH EQUIVALENTS                           2,933            14,797

CASH AND CASH EQUIVALENTS, beginning of period      18,488            11,530
                                               ------------      ------------
CASH AND CASH EQUIVALENTS, end of period        $   21,421        $   26,327
                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                $    4,169        $    4,198
   Income taxes paid                                 5,105             4,695

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                               September 11, 2004
                                   (Unaudited)

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

NOTE 2:  Inventories

      Inventories consisted of the following (in thousands):

                                September 11,       December 31,
                                    2004                2003
                                -------------      -------------
      Materials and supplies     $     2,104         $    2,089
      Work in process                    754                436
      Finished goods                   1,255              1,277
                                -------------      -------------
          Total                  $     4,113         $    3,802
                                =============      =============

NOTE 3:   Stockholders' Equity

      Treasury stock as of September 11, 2004 and December 31, 2003, respectively, consisted of: Class A, 15,845,721 and 15,620,011 shares; Class B, 6,384,719 and 5,801,150 shares; and Class C, 2,518,810 and 2,092,587 shares.

NOTE 4:   Segment Information

In thousands of dollars:
                                     12 Weeks Ended          36 Weeks Ended
                                   9/11/04     9/6/03      9/11/04     9/6/03
                                 ---------------------   ----------------------
Revenues from external customers:
  Publishing                     $  59,971  $  59,780     $ 182,904  $ 181,196
  Printing                           7,467      5,371        18,566     13,972
  Software                           5,556      9,785        11,338     15,353
                                ----------------------   ----------------------
    Total                        $  72,994  $  74,936     $ 212,808  $ 210,521
                                ======================   ======================

Intersegment printing revenues   $   2,417  $   2,730     $   7,660  $   8,489
                                ======================   ======================
Intersegment software revenues   $     405  $     477     $   1,641  $   1,819
                                ======================   ======================

Operating profit:
  Publishing                     $   7,986  $   5,298     $  22,251  $  17,739
  Printing                             347        127           202        (87)
  Software                           1,640      4,410          (671)      (316)
                                ----------------------   ----------------------
    Total                        $   9,973  $   9,835     $  21,782  $  17,336
                                ======================   ======================


NOTE 5: Goodwill and Intangible Assets

      Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,537,000. Goodwill was reduced by $400,000 in 2004 to record a business purchase price adjustment.

      Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                      September 11, 2004               December 31, 2003
                ------------------------------   ------------------------------
                Gross Carrying   Accumulated     Gross Carrying   Accumulated
                    Amount       Amortization        Amount       Amortization
                ------------------------------   ------------------------------
 Software           $  28,342     $ (15,091)         $  25,040     $ (13,057)
 Customer Lists        14,638       (10,902)            14,638        (9,464)
 Copyrights             9,145        (3,520)             9,145        (2,887)
 Other                  5,328        (4,640)             4,801        (4,279)
                ------------------------------   ------------------------------
    Total           $  57,453     $ (34,153)         $  53,624     $ (29,687)
                ==============================   ==============================

Amortization expense for the above assets for the first three quarters was $4,513,000 in 2004 and $7,711,000 (including writedowns of $1,803,000 for a software asset and $617,000 for a publishing asset) in 2003.

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The components of net periodic benefit expenses, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                    12 Weeks Ended           36 Weeks Ended
                                   9/11/04    9/6/03       9/11/04     9/6/03
                                  ---------------------   ---------------------
Pension Benefits:
  Service cost                     $  1,772   $  1,610     $  5,315   $  4,828
  Interest cost                       2,181      2,027        6,543      6,081
  Expected return on plan assets     (2,036)    (1,625)      (6,108)    (4,875)
  Amortization of prior service cost
    and of net actuarial loss           302        305          908        916
  Voluntary early retirement program     --         --           --      1,760
                                  ---------------------   ---------------------
      Total expense                $  2,219   $  2,317     $  6,658   $  8,710
                                  =====================   =====================

Other Postretirement Benefits:
  Service cost                     $    980   $    714     $  3,009   $  2,190
  Interest cost                       1,465      1,061        4,357      3,184
  Expected return on plan assets       (431)      (319)      (1,291)      (957)
  Amortization of prior service cost
    and of net actuarial gain           309        (12)         928        (37)
                                  ---------------------   ---------------------
      Total expense                $  2,323  $   1,444     $  7,003   $  4,380
                                  =====================   =====================

The Company recognized the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the second quarter of 2004, the effect of which was to lower the accumulated projected benefit obligation by $7 million and to lower year-to-date Other Postretirement Benefit expense by $825,000.

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

RESULTS OF OPERATIONS

Thirty-six weeks ended Sept. 11, 2004 compared to thirty-six weeks
------------------------------------------------------------------
ended Sept. 6, 2003.
--------------------

BNA financial results have continued to run at a strong pace through the first three quarters of 2004. Consolidated operating profit and net income have exceeded last year's results, primarily due to a large improvement in the Publishing segment's operating results.

Consolidated revenues increased 1.1 percent to $212.8 million in the first three quarters of 2004, while operating expenses were down 1.1 percent. As a result, the consolidated operating profit was up 26 percent to $21.8 million. Net income was $13.1 million for the first three quarters of 2004, a 22 percent increase over 2003. Earnings per share were $.40, up 29 percent, due to the improved net income and fewer outstanding shares. As explained below, year-to-year comparisons for both the Publishing and Software segments were affected by certain 2003 events but, on a consolidated basis, these items were essentially offsetting.

Publishing segment revenues were up 0.9 percent to $182.9 million compared to 2003. Parent and Tax Management combined subscription and online revenues were up 0.7 percent. Legal and tax products continued to generate respectable revenue gains, while revenues from the other major market lines continued to decline. Nearly all the other publishing units had higher revenues. Publishing operating expenses were down 1.7 percent compared to last year, which had included a $1.6 million net expense for a voluntary early retirement program (recorded in general and administrative expenses). Excluding this one-time 2003 expense, operating expenses were down 0.8 percent, despite higher staffing expenses, due to lower fulfillment and selling costs. The Publishing segment's operating profit was up 15.2 percent compared to the same period of 2003, excluding the one-time expense.

Printing segment total revenues were up 16.8 percent compared to 2003. Intersegment revenues, expected to decline as Publishing segment subscribers continue to migrate from print to electronic products, were down 9.8 percent. But commercial sales were up 33 percent, despite a very price-sensitive competitive environment, due mostly to an upturn in financial printing work. Operating expenses were up 15.4 percent, reflecting higher variable costs. The operating profit was $202,000 in 2004 compared to an $87,000 loss in last year's first three quarters.

Software segment revenues were 26 percent lower than in 2003 and operating expenses decreased 23 percent. BNA Software earns the majority of its revenues and all of its profits in the second half of the year. For the first three quarters of 2004, revenues were $4.0 million lower due entirely to timing differences. Renewal revenues in 2003 included certain product updates that were shipped in the third quarter; in 2004, these updates will be shipped in the fourth quarter. Ongoing expenses decreased 13.2 percent due to lower fulfillment costs and cost containment efforts. BNA Software recorded a $2.1 million operating loss in the first three quarters of 2004; it posted a $122,000 profit in the same period of 2003, excluding a $1.8 million writedown of capitalized development costs (recorded as an editorial expense). Full-year 2004 BNA Software revenues and operating profit are expected to be higher than 2003. STF earns most of its revenues and profits in the first and fourth quarters. Both lower intersegment sales and lower revenues from external customers led to a 7.5 percent decline in total STF revenues compared to 2003. Operating expenses decreased 12.2 percent due to lower amortization and staffing costs, and STF achieved an 8.1 percent increase in its operating profit. Because of the timing difference, the total software segment incurred a $0.7 million operating loss in 2004 compared to a $1.5 million profit in 2003 excluding the asset writedown.

Investment income and net other income fell $732,000 due to lower investment balances, lower market yields, and lower realized gains on sales. Interest expense decreased $128,000 due to less debt and higher capitalized interest. Other comprehensive income reflected an unrealized holding loss in 2004 compared to a holding gain in 2003.

Twelve weeks ended Sept. 11, 2004 compared to twelve weeks ended Sept. 6, 2003.
-------------------------------------------------------------------------------

For the third quarter only, consolidated revenues decreased 2.6 percent, while operating expenses decreased 3.2 percent. Operating profit was up 1.4 percent and net income was down 2.6 percent. The revenue and expense factors mentioned above, particularly the software renewal revenues, also affected the third quarter. Earnings per share were unchanged, at $.18 for both quarters.

OUTLOOK.

The strong financial results for first three quarters of the year have us well positioned to achieve our 2004 profit goals. Comparable revenue growth has been better than expected, with most business units showing improvements.
The businesses which were hit hardest by the weak business economy in the previous three years--McArdle, IOMA, and Kennedy--have shown the strongest revenue growths this year. Renewals of our core products have continued to improve. Although revenue trends are definitely positive, consolidated revenue growth is still far from robust. Cost containment efforts, which were critical for sustaining profits in the past, are very important for our future success and are being continued.

Our 2004 budget calls for a 20% increase in operating profit and a 25% increase in earnings per share. Results to date are well ahead of last year and they are also tracking nicely above budget. We are optimistic about our chances to achieve strong profit growth this year.

FINANCIAL POSITION

Cash provided from operating activities was $35.8 million in the first thirty-six weeks of 2004, a 21 percent increase over that provided from the first thirty-six weeks of 2003. Customer receipts were up 6.4 percent, and operating expenditures increased 4.0 percent from 2003. Cash used for investing activities was $13.7 million. Capital expenditures netted to $3.6 million and cash used for the investment portfolio totaled $10.1 million. During the first three quarters, sales of capital stock to employees totaled $4.2 million. The Company paid dividends of $5.0 million, and capital stock repurchases amounted to $18.5 million.

With almost $137 million in cash and investment portfolios the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

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

                                     PART II

Item 1.    Legal Proceedings
-------    -----------------
           There were no material legal proceedings during the first thirty-six weeks of 2004.

Item 2.    Change in Securities
-------    --------------------
           There were no changes in securities.

Item 3.    Defaults upon Senior Securities
-------    -------------------------------
           There were no defaults upon senior securities.

Item 4.    Submission of Matters to a Vote of Securities Holders
-------    -----------------------------------------------------
           There were no matters submitted to a vote of security holders during the quarter ended September. 11, 2004.

Item 5.    Other Information
-------    -----------------
           No other information is presented herein.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
  (a)      Exhibits

 31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

 31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

 32.1      Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

 32.2      Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

  (b)      No reports were filed on Form 8-K during the quarter ended
             September 11, 2004.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




 10/20/2004                           s/Paul N. Wojcik
------------                          ------------------------------
   Date                               Paul N. Wojcik
                                      President and Chief Executive Officer




 10/20/2004                           s/George J. Korphage
------------                          ------------------------------
   Date                               George J. Korphage
                                      Vice President and Chief Financial Officer