Form 10-K
period 2004-12-30
BUREAU OF NATIONAL AFFAIRS INC
filed 2005-03-14
CIK 15393

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

For the fiscal year ended December 31, 2004
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

      The market value of the Class A voting stock held by non-affiliates of the registrant as of February 26, 2005 was $152,431,632. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 26, 2005 was $208,759,128 and $0, respectively. In determining the above, The
Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 2005 was 13,624,898 Class A common shares, 17,914,599 Class B common shares, and 12,440 Class C common shares.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about March 25, 2005, are incorporated by reference into Part III of this Form 10-K.


                      The Bureau of National Affairs, Inc.
                               Index to Form 10-K
                   For the fiscal year ended December 31, 2004

                                                                        Page No.
                                     PART I.
Item 1.     Business....................................................   3
Item 2.     Properties..................................................  11
Item 3.     Legal Proceedings...........................................  12
Item 4.     Submission of Matters to a Vote of Security Holders.........  12
Item X.     Executive Officers of the Registrant........................  12

                                    PART II.
Item 5.     Market for the Registrant's Common Stock and Related
              Security Holder Matters...................................  14
Item 6.     Selected Financial Data and Selected Quarterly Data.........  15
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  17
Item7a      Quantitative and Qualitative Disclosures About Market Risk..  21
Item 8.     Financial Statements and Supplementary Data.................  22
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure....................  46
Item 9a.    Controls and Procedures ....................................  46
Item 9b.    Other Information ..........................................  46

                                    PART III.
Item 10.    Directors and Executive Officers of Registrant..............  47
Item 11.    Executive Compensation......................................  47
Item 12.    Security Ownership of Beneficial Owners and Management......  47
Item 13.    Certain Relationships and Related Transactions..............  47
Item 14.    Principal Accounting Fees and Services......................  47

                                    PART IV.
Item 15.    Exhibits, Financial Statement Schedules, and
              Report on Form 8-K........................................  48


SIGNATURES..............................................................  50

EXHIBIT INDEX...........................................................  51

                                     PART I

Item 1.     Business
            --------
General Development of Business and Narrative Description of Business

Business of BNA and Subsidiary Companies

The Bureau of National Affairs, Inc. (BNA) is a leading publisher of legal and regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA and its publishing subsidiary companies, Tax Management Inc., Institute of Management and Administration, Inc. (IOMA), and Kennedy Information, Inc., provide legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, magazines, and research and advisory reports, and hold conferences.

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

The Company provides most of its products for electronic delivery via the Web and Lotus Notes. Online products also are available through online services such as LexisNexis and West Group.

BNA International Inc. publishes international tax and intellectual property information in print and electronic formats, and is BNA's agent outside of North America for sale of its U.S. products.

BNA Software, a division of Tax Management Inc., develops, produces, and markets tax and financial planning software. Sales are made to accountants, lawyers, tax and financial planners, government agencies, and others. The products are marketed through direct mail, space advertising, telesales, and BNA field sales representatives. STF Services Corporation, a subsidiary company, converts government-approved paper forms into interactive electronic forms that are marketed directly and licensed to publishers, including BNA and Tax Management.

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. Its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. Approximately 29 percent of its business is derived from the BNA publishing companies.

                                                                       Continued

Review Of Operations

2004 was a very good year for BNA. All-time highs were achieved for revenues, operating profit, and earnings per share. The positive trends evident at the end of 2003, continued strong cost management, and an improved business climate combined to produce these results. Net income finished the year at $22.6 million, up 40 percent over 2003, and earnings per share jumped 50 percent to $.69.

Consolidated revenues were $321.3 million in 2004, an increase of $9.4 million. Publishing revenues increased $2.9 million due mostly to strong Tax Management renewal sales and IOMA's successful new revenue channels. Printing revenues jumped $5.5 million in 2004, reflecting business from new customers and additional job awards from existing customers. Software revenues were up $1.1 million with product-related services providing most of the growth.

The 2004 consolidated operating profit of nearly $38 million, a BNA record by a wide margin, was up $12.4 million or 48.5 percent over the prior year. The advance was widespread, as nine of the eleven business units improved their operating results. In addition to the revenue growth, pervasive cost containment efforts were a major factor in 2004's success. Consolidated operating expenses were down $3.0 million in total. Although McArdle and IOMA incurred large fulfillment cost increases related to their large revenue gains, eight business units had lower expenses in 2004 while the other one had only a small increase.

Total non-operating income declined $1.6 million due mostly to lower gains from sales of investments and other assets.

Stock purchases by employees remained strong, but continued to be exceeded by stock redemptions--predominately mandatory tenders by Class B and C stockholders. Net stock repurchases during 2004, including $4.8 million for Class C shares, were $22.1 million, reducing outstanding shares by 5.7 percent. Over the last eight years, BNA has paid $113 million for net repurchases that have reduced outstanding shares by 28 percent. Repurchases of Class C shares, which are essentially complete, totaled $20 million during this period. Net repurchases of stock, due to Class B stock tenders, are expected to continue. Operating cash flows have usually provided most of the cash needed for the net buybacks and are expected to continue to do so, with financial reserves providing the balance.

BNA's cash and financial investments decreased nearly $5 million in 2004 due to the heavy stock repurchases, but stood at a healthy $120 million at year-end. The liquidity provided by these financial reserves, as well as the strong operating cash flows generated annually by the businesses, keeps BNA prepared to respond to business challenges and opportunities, to make the investments necessary to ensure future growth, to satisfy debt retirement obligations, and to make stock repurchases in support of continued employee ownership.

Reviews of the parent and subsidiary companies' operations follow.

Parent Company

A slightly improved business climate and strong cost management led the parent company to post another record operating profit in 2004. Operating profit grew more than 7 percent as managers across the company continued to carefully monitor expenditures and increase productivity.

The parent company also took a bold step in addressing lackluster new sales by instituting a major restructuring of the core business's selling approach. Launched in late April 2004, the new sales organization now consists of three customer-centric segmented divisions: Corporate, Legal, and Tax & Accounting. For the first time, BNA customers are sold to by sales professionals who specialize in a given customer's market.

The list of new products in 2004 included few traditional news and reference offerings. Instead, product development focused heavily on custom content management and delivery capabilities in response to customer input. Significant enhancements included adding indexes and redesigning the notification platform's search interface; providing the capabilities to track regulatory developments by citation and to build links from third-party information management systems to BNA reference content; and creating, on BNA's new Web delivery platform, the ability to produce customized websites with content and graphics meeting client specifications.

The parent's Legal & Business Publishing Unit recorded another year of growth in both revenues and profits, thanks to successful product launches and enhancements to existing products. Strategic alliances also have continued to prove beneficial, and the unit's already strong renewal rates improved in 2004.

The segmentation of the sales force is paying dividends for the Legal & Business Publishing Unit. In 2004, the large law program expanded from eight to 21 specialized sales professionals spread throughout the country. These professionals focus on the large law firm market and the top-200 corporate market, driving both new sales and retention of existing revenues. In addition, a new specialized sales force was introduced for the small and mid-sized law firm and corporate counsel markets.

To help legal account executives further penetrate the corporate counsel market, the unit launched Corporate Counsel Library, a subset of the Corporate Practice Series. The portfolios selected for this series are designed to answer the needs of corporate counsel in smaller corporations who do not need the full portfolio package.

During 2004, the unit worked on developing electronic versions of three reference file products. Web versions of the BNA/ACCA Compliance Manual, Corporate Governance Manual, and Health Care Program Compliance Guide will be launched in early 2005, and are expected to do very well in this climate of heightened awareness of corporate governance and compliance concerns.

Also, development of a significantly revised version of Labor and Employment Law Library has begun. The new version will include an enhanced search engine specifically designed for the legal market, as well as increased visibility of the service's unique system of classifying and headnoting court decisions.

The Environment, Health & Safety (EHS) Publishing Unit addressed a continuing revenue erosion by expanding its international and domestic offerings and further developing its relationships with new business partners. The Global EHS Library, a reference service providing detailed coverage of 30 jurisdictions around the world, was launched in February. In December, EHS Legislative Alert was launched, providing daily coverage of state legislatures.

In addition, a multinational semiconductor manufacturer became the unit's second large customer for custom, citation-based monitoring of regulatory activity. The first client, a multinational oil and gas company, expanded its contract for custom monitoring in 2004. The EHS unit also held the first of its new audio conferences late in 2004, with several new audio conferences scheduled for the first quarter of 2005.

Alliances also were central to the EHS unit's activities in 2004. EHS and a strategic partner formally launched a citation-based system to monitor changes in state and federal EHS regulations. A contract to develop a similar product was signed late in 2004 with another provider of environmental management systems. And in the spring of 2004, the unit forged an alliance with NAEM, a leading environmental association, to survey environmental companies. The survey was published in October.

The restructuring of the Human Resources & Payroll Publishing Unit and the revamping of major products over the past two years paid handsome dividends in 2004. Despite a decline in revenues, profitability was up 53 percent over the prior year.

Significant upgrades to the unit's major reference products have added popular features such as a "Fast Answers" section, enhanced usability, and a common user interface. The products are now presented to the market as a unified suite with bundled and simplified pricing to encourage larger transaction size. The unit has expanded its target market beyond end-user HR practitioners to make more sales to HR advisors and intermediaries who are licensing BNA-hosted websites to provide to their clients. Another growing revenue source is transactional sales of reports and audio conferences.

Revenues for the Health Care Publishing Unit again showed good growth in 2004, due in large part to the continued success of Pharmaceutical Law & Industry Report and Health Care Daily Report. In October, Medicare Drug Watch was launched in response to the new Medicare prescription drug benefit program. The service, a daily Web-only product, moves into somewhat new territory for the division by adding access to key documents and customized Web news searches to BNA's standard news reporting.

BNA Books

The Book Division experienced another busy and profitable year, closing out 2004 with the release in December of 20 titles. The division's operating margin exceeded 31 percent in 2004, despite revenues finishing below 2003's record level.

The division published a total of 46 titles in 2004, including three new titles:
Tortious Interference: A State-by-State Survey and Wage and Hour Laws: A State-by-State Survey, both co-published with the ABA Labor and Employment Law Section, and Patent Infringement Remedies. The publication of a fourth edition of Covenants Not to Compete: A State-by-State Survey, a respected BNA/ABA title, was highly anticipated and well received, and contributed heavily toward revenues.

New editions of Drafting Patent License Agreements; McCarthy's Desk Encyclopedia of Intellectual Property; Patent, Trademark, and Copyright Laws; Equal Employment Law Update; Whistleblowing: The Law of Retaliatory Discharge; and International Labor and Employment Laws were very successful as well. The division also published annual supplements to its list of established treatises.

The Book Division's partnership with the American Bar Association continues to be a mutually beneficial one. BNA Books is the official publisher for three ABA Sections--Labor and Employment Law, Intellectual Property Law, and Health Law. In 2004, several contracts for new titles were signed with each of the sections. In addition, the division partnered with Google to be part of the experimental "Google Print" program. The program makes the division's titles more available to Web searchers with a direct link for purchase on the division's website.

The year was both challenging and successful for the division. BNA Books continues to add highly regarded experts in their fields to its list of authors, and the division's reputation for being the treatise publisher of choice continues to grow.

Tax Management Inc.

Growing revenues and lower operating expenses led Tax Management to record profitability in 2004. Revenues, including BNA Software, grew nearly 5 percent for the year.

Strong renewals of TM services fueled the increase, and more than compensated for lower new service sales. New sales, which were affected by a mid-year restructuring of the field sales force, are expected to rebound in 2005.

TM Portfolios Plus on the Web and Tax Practice Series were the top-selling products for 2004. TM's federal and state portfolio libraries continued to expand, with the addition of 11 new federal titles and two new state titles. In addition, the two new federal tax acts passed last fall necessitated substantial updates to the federal portfolios and Tax Practice Series, as well as to various BNA Software programs.

The usability of TM's Web-based tax library was significantly improved, particularly site navigation. The library now allows subscribers to initiate research by Internal Revenue Code section or by Treasury Regulation and link directly to relevant portfolios and analysis.

Tax Management remains the leading analytical service in a highly competitive tax market. Competitive pricing, strong marketing, better integration with the parent company's tax products, and a leveraging of the segmented field sales force should lead to continued growth in 2005.

BNA Software

BNA Software's operating profit rebounded significantly in 2004 to its highest level since 2000. Both revenue growth and cost containment efforts were responsible for the turnaround.

BNA Software's revenues grew more than 7 percent in 2004 due to strong sales of services associated with BNA Corporate Tax Audit Analyzer and BNA Fixed Assets. New sales goals were exceeded in the BNA Estate Tax Planner product family as BNA captured share from competitors exiting this market. BNA Fixed Asset Web continued to gain momentum as revenues nearly doubled from 2003.

Total operating expenses declined more than 14 percent. Lower staffing and amortization expenses resulted in a large reduction in editorial expenses. The unit lowered production and distribution expenses by implementing Web-based product updates and expanding online documentation. Selling expenses also declined as business growth from cost-effective channels increased.

BNA Software continued to extend its distribution channels with new national reseller agreements for Income Tax Planner and Fixed Assets. Management will focus in 2005 on growing revenues from these agreements and pursuing new alliances.


BNA International Inc.

Despite a challenging sales environment, a restructuring of its sales effort, and a transformation of its product line, BNA International grew its revenues and improved its operating profit in 2004.

With an increasingly Web-based product line, the company reduced its direct marketing costs and increased the number of sales representatives. These changes led to significant increases in site license sales and higher sales of BNA services. An improved Web platform, the addition of country-by-country portfolios to the tax product line, and the launch of Corporate Restructuring aided the increased sales effort. Additional BNAI products on LexisNexis and Westlaw resulted in licensing revenues that exceeded expectations and, going forward, more products will be made available on these platforms.

Future product development efforts will be guided by the results of extensive research carried out in 2004 among existing and past subscribers. A number of new products and enhancements to existing products will emerge from this project.

BNAI recognized the need to enhance its products and change its sales approach to satisfy the needs of its increasingly demanding markets. Now, with many of these changes in place, and more planned for 2005, the company faces the future confident in its ability to maintain its profitability.


BNA Washington Inc.

BNA's facilities in downtown Washington and suburban Maryland operated safely and efficiently during 2004. There were no interruptions to facility operations at the downtown offices, and the new emergency generator at the Rockville, Maryland, facility ensured the uninterrupted operation of BNA's Customer Contact Center during occasional power outages caused by severe summer storms. Higher maintenance costs for operating BNA's aging facilities, combined with utility rate increases which went into effect much sooner than anticipated, pushed building expenses slightly above the prior year's level.

BNA Washington's largest outside tenant signed a 12-year renewal on a lease that will continue to contribute substantial revenues. Lease renewal negotiations with the smaller food service tenant were initiated, and an agreement is expected during the first quarter of 2005.

A new subtenant was added at the 23rd Street location during the second quarter of 2004. At year-end, nearly 75 percent of BNA space available on the sublease market was occupied, with active interest in the remaining space.

The evaluation of options for BNA's long-term real estate needs remained a top priority throughout 2004. A BNA management task force worked with real estate and engineering experts to analyze key operational and financial factors for options ranging from overhauling BNA's existing buildings to relocating to other facilities in the Washington metropolitan area. The number of potential options has been narrowed significantly. Work will continue in 2005 toward the goal of recommending to the BNA Board of Directors the option that best supports the future operational and economic success of the company.


The McArdle Printing Company, Inc.

The McArdle Printing Company, faced with a very competitive printing market and continuing declines in BNA printing needs, still achieved double-digit revenue growth in 2004. Commercial sales increased 25.7 percent, while intercompany sales decreased 13 percent compared to 2003. This revenue growth in turn led an improved profit performance that exceeded expectations.

Excess capacity, aggressive pricing, and consolidation combined to make printing a challenging industry in 2004. McArdle recognized the need to differentiate its services from competitors, and began positioning itself as a provider of customized communications solutions to its clients, and improving its traditional print services while adding design, fulfillment, and expanded mailing capabilities to its offerings. These services played a key role in the significant increase in new customers, and in the increased revenues from existing customers.

Going forward, McArdle will focus on enhancing its services, growing its revenue base, and improving its profitability, while continuing to serve BNA's still substantial printing needs.


Pike & Fischer, Inc.

Change and new product development were constants at Pike & Fischer in 2004, as the company continued to redefine itself following the August termination of a 60-year-old contract to provide editorial services to another publishing company.

In 2003, Pike & Fischer had restructured its operations and divested a number of smaller publications. Strong performance by its remaining product line and greater than expected royalty revenues, however, mitigated the effect of the divestitures on total revenues. The restructured operations resulted in a substantial reduction in expenses, and led to greatly improved profitability in 2004.

Pike & Fischer's newly-formed Communications Media Analysis Group also had a strong year, doubling the circulation of its flagship product Broadband Daily, launching VoIP Monitor, publishing a series of special reports and producing ancillary audio conferences, and providing consulting services for high-end telecommunications clients. The CMA Group is well positioned for continued growth in 2005.

On the more traditional legal publishing front, the company redesigned and re-launched its five Web reference services and e-letters, and produced a series of successful books and audio conferences.

On January 1, 2005, Pike & Fischer was merged into IOMA, where it will operate as a division of IOMA. With the myriad strategic and organizational changes effected over the last two years now complete, Pike & Fischer is well positioned to cover the fast-changing telecommunications front for the industry and for professionals who specialize in the field.


Institute of Management and Administration, Inc.

IOMA's continued creation and development of new revenue streams resulted in revenue growth of more than 8 percent in 2004, and allowed the company to maintain the operating profit level it achieved in 2003 despite higher expenses. While 53 percent of IOMA revenues still came from traditional subscriptions to newsletters and guides, the company generated nearly $6 million from product lines that have been developed in the last three years. IOMA is now profitably creating and selling conferences, audio conferences, an expanded list of reference guides, custom and published research, consulting, site and third-party licenses, and professional certification programs. All of these programs leverage existing IOMA management content in its core markets.

The growth of these ancillary distribution channels allows IOMA to attract new customers and then cross-market heavily. Besides $300 newsletters, IOMA offered information products at price points from $8 to more than $85,000 in 2004.

 IOMA Conference Division, which grew substantially in 2003, grew 47 percent in 2004. Audioconference Division revenues grew 146 percent in 2004, and the division now averages four new programs a week. IOMA's new Research and Consulting Division, created in 2004, will be a key part of corporate growth in 2005. These successes were partially offset by decreasing subscription revenues and royalties. Essential steps to stop this decline have shown signs of success; renewal rates are now the highest in the company's history and subscription marketing results are improving.

The year-end merger of IOMA and Pike & Fischer creates the potential to leverage resources and distribution channels more effectively and should result in cost savings and enhanced market opportunities.


Kennedy Information, Inc.

Kennedy Information and its core markets, consulting and recruiting, began to recover in 2004. Revenues grew by 7.5 percent and operating results showed substantial improvement.

Kennedy's four market-focused business units - Consulting, Recruiting, Consumer Careers, and Business & Finance - made great progress despite challenging market conditions. The Consulting Unit, Kennedy Information Research Group, had an outstanding year, increasing revenues by 7.5 percent and profits by 33 percent. The Recruiting Unit, however, continued to feel the effects of slow job creation in the overall economy. As job creation strengthens, this unit is positioned to improve. The Business & Finance Unit successfully launched the Senior IR Leadership Network (SIRLN). This high-value, subscription-based network for top investor relations officers at large public companies had more than 30 corporate members by year-end. A Global IR Leadership Network, focusing on top European companies, was established in early 2005, and it holds great promise for future growth. Finally, the Consumer Career Unit's Executive Agent and ExecutiveRegistry services showed good growth during 2004, and both are profitable. Efforts to increase revenue growth for these services will be the focus in 2005. An agreement signed in late 2004, with CareerBuilder.com(TM), is an important step in that direction, expanding on the Consumer Unit's existing partnerships with Business Week, The Wall Street Journal, and Monster.com(TM).

Magazine advertising began an erratic recovery in 2004. Online advertising grew rapidly, although from a small base, while print advertising recovered modestly. The magazine group is focusing on selling advertising campaigns that include print and online ads, bundled with sponsored Web events, seminars, and audio conferences.

Overall, the company is well positioned for growth in revenues and profit in the coming years.


STF Services Corporation

STF's operating margin remained among the highest of the BNA companies in 2004, despite declines in royalties from its two largest licensees.

New product sales were a focus during 2004. SuperForm Sales Tax Rates/Forms, launched in late 2003, was aggressively marketed during 2004, and significant revenues were generated from retail sales and a new licensing agreement for this product. SuperForm Doing Business Forms, consisting of forms filed over a business's life cycle, was launched very successfully in late 2004. New product development will continue in 2005, with an emphasis in the sales tax area.

STF continued an aggressive licensing program, with two new major licensees signed during 2004. These agreements will begin producing revenues in early 2005. At the end of 2004, several additional agreements were in advanced negotiations. These include traditional private label agreements as well as licenses to embed STF forms technology directly into customer workflow.

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

Publishing of legal, regulatory, and business advisory information is very competitive. Some of the Company's publishing competitors are much larger and have greater resources. The internet provides ready access to business information made available by direct and indirect commercial competitors, and government agencies. The Company produces value-added information and competes on the basis of comprehensiveness and timeliness (quality), product line breadth, brand reputation, variety of format offerings, price, and customer service.

The Company's subsidiary, The McArdle Printing Company, Inc. (McArdle), competes with a number of commercial and financial printers for 71 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

BNA Software competes with a number of tax and financial planning software publishers. It competes on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support, and price. STF is the dominant provider of electronic forms with little direct competition.

The number of employees of BNA and its subsidiary companies was 1,802 on December 31, 2004.

BNA stock may be purchased only by active employees, and may be held only by employees, former employees, and by their heirs. Therefore, financial information and reports filed with the Securities and Exchange Commission (SEC) are not available to the general public on BNA's corporate internet website, www.bna.com. The Company provides paper copies of filings to stockholders upon request, free of charge.

Item 2.     Properties
            ----------
BNA Washington Inc. owns and manages four buildings used by BNA and Tax Management Inc. Principal operations are conducted in three adjacent owned buildings on 25th Street, N.W., Washington, D.C, one of which is partially leased out. BNA also leases office space for its use on 23rd Street, N.W., Washington, D.C. BNA's Subscriber Relations Group operates in an owned facility in Rockville, Maryland.

IOMA conducts its operations from leased offices in New York, New York. Pike & Fischer, a division of IOMA, leases office space for its operations in Silver Spring, Maryland. Kennedy Information, Inc. conducts its operations from leased offices in Peterborough, New Hampshire. STF Services Corporation leases office space for its operations in East Syracuse, New York. BNA International Inc. conducts its operations from leased offices in London, England. The McArdle Printing Co., Inc. owns its office and plant facilities in Upper Marlboro, Maryland.

Item 3.     Legal Proceedings
            -----------------
The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.


Item X.     EXECUTIVE OFFICERS OF THE REGISTRANT
            ------------------------------------

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2004. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

          Name              Age           Present position and prior experience
--------------------------------------------------------------------------------
Cynthia J. Bolbach           57           Vice President and Corporate Secretary
                                           Elected corporate secretary in 1995
                                           and vice president in 2002. Joined
                                           BNA in 1972.

Eunice L. Bumgardner         44           Vice President and General Counsel
                                           Elected vice president in 1996 and
                                           general counsel in 1995.  Joined
                                           BNA in 1994.

Carol A. Clark               48           Vice President
                                           Elected vice president in 2001.
                                           Previously served as Technology
                                           Director since 1997.
                                           Joined BNA in 1983.

Sandra C. Degler             65           Chairman of the Board
                                           Elected chairman in 2004 and vice
                                           chairman in 1998. Served as president
                                           of Tax Management Inc. from 1983 to
                                           2000. Joined BNA in 1963.

George J. Korphage           58           Vice President and Chief Financial
                                           Officer
                                           Elected vice president in 1988 and
                                           chief financial officer in 1989.
                                           Joined BNA in 1972.

Gilbert S. Lavine            53           Treasurer
                                           Elected to present position in 1998.
                                           Joined BNA in 1985.

Item X.     EXECUTIVE OFFICERS OF THE REGISTRANT  (Continued)
            ------------------------------------


      Name                  Age           Present position and prior experience


Gregory C. McCaffery         44           Vice President and Chief Operating
                                           Officer
                                           Elected vice president in 2000
                                           and chief operating officer in
                                           2003. Previously was director of
                                           marketing and product development
                                           since 1996. Joined BNA in 1986.

Robert L. Velte              57           Vice President
                                           Elected vice president in 1995.
                                           Joined BNA in 1976.


Paul N. Wojcik               56           Vice Chariman, President and Chief
                                           Executive Officer
                                           Elected vice chairman in 2004,
                                           president in 1995 and CEO in 1997.
                                           Joined BNA in 1972.

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

There is no established public trading market for any of BNA's three classes of stock, but the Stock Purchase and Transfer Plan provides a market through which Class A stock can be bought and sold.

The Board of Directors semi-annually establishes the price at which Class A shares can be bought and sold through the Stock Purchase and Transfer Plan and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 54 years, and they are expected to continue.

As of February 26, 2005, there were 1,378 Class A shareholders, 325 Class B shareholders, and 3 Class C shareholders. During 2004, the Company repurchased 1,255,756 shares of Class B stock and 426,653 shares of Class C stock from former employees.

Established stock price and dividends declared during 2004 and 2003 were as follows:

      Stock Price
            January 1, 2003 - March 23, 2003                     $10.50
            March 24, 2003 - September 21, 2003                   11.00
            September 22, 2003 - March 21, 2004                   11.25
            March 22, 2004 - September 19, 2004                   11.75
            September 20, 2004 - December 31, 2004                12.00

      Record Date and Dividend Amount
            March 22, 2003                                         $.15
            September 20, 2003                                      .15
            March 20, 2004                                          .15
            September 18, 2004                                      .16

                                     PART II

Item 6.     Selected Financial Data
            -----------------------
                      The Bureau of National Affairs, Inc.
             Consolidated Operating and Financial Summary: 2004-2000
      (Dollar amounts in thousands, except per share and profit margin data)

                                  2004     2003      2002      2001      2000
                               --------  --------  --------  --------  --------
Operating Revenues             $321,256  $311,824  $309,790  $305,965  $297,399
Operating Expenses              283,304   286,274   281,900   291,489   269,365
-------------------------------------------------------------------------------
Operating Profit                 37,952    25,550    27,890    14,476    28,034
Non-operating Income:
  Investment Income               3,713     4,644     6,235     8,542     9,327
  Interest Expense               (5,620)   (5,710)   (5,829)   (6,000)   (1,654)
  Other Income (Expense)            (44)      724       191     4,421    (1,200)
-------------------------------------------------------------------------------
Income Before Income Taxes
 and Cumulative Effect of
 Accounting Changes              36,001    25,208    28,487    21,439    34,507
Income Taxes                     13,442     9,123     9,670     8,177    11,353
                               ------------------------------------------------
Income from Operations           22,559    16,085    18,817    13,262    23,154
Cumulative Effect of
 Accounting Changes (a)              --        --    (4,440)       --    (7,470)
                               ------------------------------------------------
Net Income                     $ 22,559  $ 16,085  $ 14,377  $ 13,262  $ 15,684
-------------------------------================================================
Profit Margins (% of revenues):
  Operating Profit                 11.8       8.2       9.0       4.7       9.4
  Earnings (b)                      7.0       5.2       6.1       4.3       7.8
-------------------------------------------------------------------------------
Earnings Per Share from Operations $.69      $.46      $.53      $.35      $.59
Cumulative Effect of
 Accounting Changes (a)              --        --      (.12)       --      (.19)
                               ------------------------------------------------
Total Earnings Per Share           $.69      $.46      $.41      $.35      $.40
                               ================================================
Dividends Per Share                $.31      $.30      $.30      $.30      $.28
-------------------------------================================================
Balance Sheet Data:
  Total Assets                 $318,347  $330,282  $340,293  $376,423  $358,552
  Long-Term Debt-
   less current portion          62,500    70,000    75,000    84,000    59,000
-------------------------------================================================
Employee Data:
  Number of Employees             1,802     1,878     1,999     2,121     2,085
  Total Employment Costs       $172,595  $174,363  $166,005  $162,060  $150,345
-------------------------------================================================
Stockholder Data at Year-End:
  Number of Stockholders          1,711     1,786     1,834     1,807     1,782
  Common Shares Outstanding
 (In thousands)                  31,719    33,653    34,922    37,492    38,797
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

Selected Quarterly Data

The following is quarterly financial information (unaudited) for 2004 and 2003 (in thousands of dollars).

                                       First     Second    Third     Fourth
                2004                  Quarter    Quarter   Quarter   Quarter
                                       Ended      Ended     Ended     Ended
                                      March 27   June 19   Sept. 11  Dec. 31
------------------------------------------------------------------------------
Revenues                               $69,913   $69,901   $72,994   $108,448
Gross Profit                            31,143    31,744    34,755     56,134
Net Income                               3,701     3,435     5,954      9,469

Earnings Per Share                       $ .11     $ .11      $.18       $.29


                                      Quarter    Quarter   Quarter   Quarter
                2003                   Ended      Ended     Ended     Ended
                                      March 22   June 14   Sept. 6   Dec. 31
------------------------------------------------------------------------------
Revenues                               $65,860   $69,725   $74,936   $101,303
Gross Profit                            27,708    31,319    36,180     45,020
Net Income                               2,310     2,266     6,116      5,393

Earnings Per Share                       $ .07     $ .06      $.18      $ .15

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

2004 vs. 2003
-------------
BNA financial results for 2004 showed strong improvement through the entire year. Consolidated operating profit and net income exceeded last year's results, due to large improvements in all three segments' operating results.

Consolidated revenues increased 3.0 percent to $321.3 million, while operating expenses were down 1.0 percent. As a result, the consolidated operating profit was up 48 percent to $38.0 million. Net income was $22.6 million, a 40 percent increase over 2003. Earnings per share were $.69, up 50 percent, due to the improved net income and fewer outstanding shares. As explained below, year-to-year comparisons for both the Publishing and Software segments were favorably affected by certain 2003 events.

The publishing segment -which aggregates the Parent with Tax Management Inc. (excluding BNA Software), IOMA, Pike & Fischer, Inc., BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc.- generated 84 percent of consolidated revenues. Publishing revenues were up 1.1 percent in 2004 to $269.3 million. Parent and Tax Management combined subscription and online revenues were up 0.7 percent. Legal and tax products continued to generate respectable revenue gains, while revenues from the other major market lines continued to decline, albeit at a slower rate. Nearly all the other publishing units had higher revenues. Publishing revenues are expected to grow by a low single-digit percentage rate in 2005. Publishing operating expenses were down 1.8 percent compared to last year, which had included a $1.6 million net expense for a voluntary early retirement program (recorded in general and administrative expenses). Excluding this one-time 2003 expense, operating expenses were down
1.2 percent, despite higher staffing expenses, due to lower fulfillment and selling costs. Six new products were launched in 2004. Identifiable development expenses for new products and improvements on existing products were $8.0 million in 2004 and $8.3 million in 2003. Operating expenses in 2004 also include an identifiable $4.8 million for developing improved business and publishing systems, compared to $4.9 million in 2003. The publishing segment's operating profit was up 22 percent compared to 2003, excluding the one-time expense.

The printing segment, which includes results of The McArdle Printing Company, Inc., grew revenues by 11.4 percent in 2004. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 13.0 percent. But commercial sales were up 26 percent, despite a very price-sensitive competitive environment, due mostly to an upturn in financial printing work. Total printing revenues in 2005 are expected to show little change. Operating expenses were up 9.3 percent, reflecting higher variable costs. The segment operating profit was $392,000 in 2004 compared to a $283,000 loss in 2003.

The software segment combines BNA Software, a division of Tax Management Inc., with STF Services Corporation. Software segment revenues were up 3.3 percent in 2004 and operating expenses decreased 14.0 percent. BNA Software revenues were up 7.3 percent and ongoing expenses decreased 5.4 percent due to lower fulfillment costs and cost containment efforts. BNA Software recorded a $4.1 million operating profit in 2004; it posted a $1.8 million profit in 2003, excluding a $1.8 million writedown of capitalized development costs (recorded as an editorial expense). STF experienced lower revenues from both intersegment and external customers, resulting in a 6.3 percent decline in total STF revenues compared to 2003. Operating expenses decreased 12.2 percent due to lower amortization and staffing costs, and STF achieved a 19.6 percent increase in its operating profit. The total software segment recorded a $5.8 million operating profit in 2004 compared to a $1.4 million profit in 2003. Software revenues are expected to grow by a low single-digit percentage in 2005.

Investment income and net other income fell $1.6 million due to lower gains from sales of securities and other assets. Interest expense decreased $90,000 due to less debt and higher capitalized interest. Other comprehensive income reflected a smaller unrealized holding gain in 2004 compared to 2003.

The consolidated federal, state, and local effective income tax rate increased to 37.3 percent in 2004 from 36.2 percent in 2003, mainly due to lower exempt interest income.


2003 vs. 2002
-------------
The weak business climate continued to adversely affect BNA's revenues, asset valuations, and investment income, particularly in the first half of the year. Although there were improvements in the last half, they weren't strong enough to impact 2003 results to a significant degree. Cost containment efforts mitigated a sharp increase in employee benefit expenses, but consolidated profits declined from comparable prior year levels.

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

The publishing segment generated 85 percent of consolidated revenues. Publishing revenues were up 1.3 percent. Publishing revenues in 2003 benefited from a large one-year increase from new contracts with online partners. Operating expenses increased just $1.2 million in total, despite a $7.5 million increase in health care and postretirement expenses and a $1.8 million charge for a voluntary early retirement program. Depreciation and amortization expenses were down $1.7 million from 2002, which had included a larger intangible asset writedown. Cost containment efforts, including staff reductions, and lower fulfillment costs, reflecting the continuing migration of subscribers to electronic products, held the total publishing segment expenses to only a 0.5 percent increase. Ten new products were launched in 2003. Identifiable development expenses for new products and improvements on existing products were $8.3 million in 2003 and $5.7 million in 2002. Operating expenses in 2003 also include an identifiable $4.9 million for developing improved business and publishing systems, compared to $3.3 million in 2002. Publishing operating profit was up 10.3 percent compared to 2002.

The printing segment experienced a 6.1 percent decrease in sales, reflecting a
2.3 percent decrease from commercial customers and an 11.9 percent decrease in intersegment revenues. Sales to commercial customers suffered from the general economic slowdown and industry-wide excess capacity. Intercompany revenues continue to decline as publishing segment subscribers migrate from print to electronic products. Operating expenses decreased 3.3 percent, reflecting lower variable costs and workforce reductions. Printing operating loss was $283,000 in 2003, compared to a profit of $748,000 in 2002.

The software segment's revenues were down $1.1 million compared to 2002, which had included a one-time $1.3 million STF contract termination settlement. BNA Software revenues increased 3.9 percent reflecting strong demand for its tax and financial planning products, but STF revenues were lower due to the terminated contract. The segment operating expenses increased 13.0 percent over 2002, which had included a $450,000 credit for a tax penalty abatement. Marketing expense, primarily related to new products, increased $0.7 million and amortization expenses, including a writedown of capitalized product development costs, were up $0.8 million. The segment recorded a $1.4 million operating profit in 2003 compared to a $5.0 million operating profit in 2002.

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

Cash Flows, Liquidity, and Financial Resources
----------------------------------------------
The Company maintains its financial reserves in cash and investment securities which, along with its operating cash flows, are sufficient to fund ongoing expenditures for operations and to support employee ownership. Cash provided by operating activities increased $5.8 million in 2004 to $38.4 million, reflecting a 3.5 percent increase in collections, and a 1.8 percent reduction in operating expenditures.

Cash used for investing activities netted to $11.2 million. Capital expenditures netted to $5.2 million. Capital expenditures for 2005 are expected to be approximately $5 million. Cash used for the investment portfolio was $6.0 million.

Cash used for financing activities netted to $37.3 million. Capital stock repurchases amounted to $29.2 million, including mandatory tenders. Debt principal repayments amounted to $5 million, and the Company paid cash dividends of $10.2 million in 2003. Sales of Class A capital stock to employees totaled $7.1 million.

The Company's stockholders, when selling stock, are required to first tender them to the Company or to its employee stock purchase plan. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $5.4 million as of December 31, 2004, is known or expected to be tendered in 2005. The actual amount repurchased will likely be higher.

Contractual cash obligations as of December 31, 2004, were as follows (in thousands of dollars):

                                 Payments Due by Period
                        ------------------------------------------------------
Contruactural                       Less than      1-3        4-5      After 5
Obligations:                Total     1 Year      Years      Years      Years
------------------------------------------------------------------------------
Term Debt                 $ 70,000   $  7,500   $ 18,000   $ 21,000   $ 23,500
Operating Leases            16,716      6,462      8,245      1,491        518
Deferred Real Estate Tax     6,382         --      6,382         --         --
------------------------------------------------------------------------------
Total                     $ 93,098   $ 13,962   $ 32,627   $ 22,491   $ 24,018

With over $120 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

Other Disclosures
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis using a combination of historical information and other information that is believed to be relevant. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below.

The Company has $73.5 million of goodwill at year-end 2004. The carrying amount of goodwill is subject to annual testing. Goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense. The Company updated its analysis of goodwill as of December 31, 2004, and determined that there was no impairment.

The Company has $23.2 million of intangible assets at year-end 2004, as summarized in Note 9 to the Company's financial statements. Most of this is software that is used internally. In addition, intangible assets include identified assets of Kennedy and STF at the time of their respective acquisitions. The Company periodically evaluates the recoverability of the intangible assets, which are amortized, and their estimated remaining lives. If an impairment in value occurs, an impairment expense must be recorded, and amortization periods may be reduced. Amortization expense was $6.6 million in 2004, and $10.2 million in 2003 including $2.4 million in impairment charges.

Kennedy has goodwill and intangible assets amounting to $35.5 million. Operating losses or other revenue base deterioration could result in future impairment losses.

The Company has recorded $31.5 million of net deferred income tax assets as of year-end 2004, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

The Company has pension and other postretirement benefit liabilities totaling $77.0 million at year-end 2004, as described in Note 4 to the Company's financial statements. Independent actuaries use a number of assumptions to compute these liabilities, the accumulated benefit obligations, and the related benefit expenses. These include life expectancies, retirement ages, health care cost trends, compensation increases, discount rates, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with the actuaries, periodically reviews the assumptions and revises them when appropriate. Total expenses for the postretirement benefits that were subject to estimates and assumptions were $19.3 million in 2004 and $18.1 million in 2003.

Accounting Pronouncements
-------------------------
In response to the enactment of the American Job Creation Act of 2004 (the "Jobs Act"), the FASB issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers" (FSP 109-1), and FSP No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004".

FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, a reduction in income tax expense for the domestic production activities will be recognized in the quarterly period(s) in which expenses are eligible for the deduction.

The FASB also recently issued the following pronouncements: SFAS No. 151, Inventory Costs--An Amendment of ARB No. 43, Chapter 4; and SFAS No. 123 (revised 2004), Share-Based Payment. The adoption of these accounting standards is not expected to have an impact on the Company's financial position.


Item 7a.    Quantitative And Qualitative Disclosures About Market Risk
            ----------------------------------------------------------
The Company is exposed to interest rate risks in its investment portfolio. A hypothetical ten percent increase in market interest rates would result in a decline in the market value of the Company's fixed-income securities.

The maturity dates and average interest yields for fixed-income securities debt held in the Company's investment portfolio as of December 31, 2004, was as follows (in thousands of dollars):

Expected Maturity Date
--------------------------------------------------------------------------------
                           2005     2006     2007     2008     2009   Thereafter
--------------------------------------------------------------------------------
Municipal Bonds           $11,919  $18,969  $25,327  $ 5,873  $ 7,074   $22,731

Average Interest Yield       2.5%     4.9%     4.9%     6.0%     5.0%      4.9%

Corporate Debt                 --      --      $672     $495       --        --

Average Interest Yield                         2.8%     3.5%
--------------------------------------------------------------------------------

The expected yield from $2,390,000 invested in corporate debt mutual funds with no fixed maturity date is 7.6 percent.

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 74 percent of these instruments at year-end 2004 mature within five years. Shorter-term maturity investments reduce the risk that an increase in market interest rates will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

                                     PART II


Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------


                      THE BUREAU OF NATIONAL AFFAIRS, INC.

                        Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

                   (With Independent Auditors' Report Thereon)

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bureau of National Affairs, Inc.:

We have audited the accompanying consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries ("the Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, cash flows and the consolidated financial statement schedule included as Item 15(a)(2) on the Company's Form 10-K for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and related consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the related consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bureau of National Affairs, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                        s/ KPMG LLP
                        -----------
                        KPMG LLP

McLean, Virginia
March 11, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bureau of National Affairs, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, included in
Item 9a to The Bureau of National Affairs, Inc. and subsidiaries' ("the Company") 2004 Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Bureau of National Affairs, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Bureau of National Affairs, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, cash flows and the consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2004. Our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

                        s\ KPMG LLP
                        -----------
                        KPMG LLP

McLean, Virginia
March 11, 2005

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

               (In thousands of dollars, except per share amounts)


                                                            Percent of Operating
                                                                         Revenue
                                                            --------------------
                                   2004     2003     2002    2004   2003   2002
                                 -------- -------- -------- ------ ------ ------
Operating Revenues (Note 3)      $321,256 $311,824 $309,790 100.0% 100.0% 100.0%
                                 -------- -------- -------- ------ ------ ------
Operating Expenses
(Notes 3,4,9, and 11):
  Editorial, production, and
   distribution                   171,300  171,597  166,775  53.3   55.0   53.8
  Selling                          55,316   56,698   55,354  17.2   18.2   17.9
  General and administrative       56,688   57,979   59,771  17.7   18.6   19.3
                                 -------- -------- -------- ------ ------ ------
Total Operating Expenses          283,304  286,274  281,900  88.2   91.8   91.0
                                 -------- -------- -------- ------ ------ ------
Operating Profit                   37,952   25,550   27,890  11.8    8.2    9.0
                                 -------- -------- -------- ------ ------ ------
Non-Operating Income:
  Investment income (Note 5)        3,713    4,644    6,235   1.1    1.5    2.0
  Interest expense (Note 10)       (5,620)  (5,710)  (5,829) (1.7)  (1.8)  (1.9)
  Other income(expense)(Note 6)       (44)     724      191    --    0.2    0.1
                                 -------- -------- -------- ------ ------ ------
Total Non-Operating Income         (1,951)    (342)     597  (0.6)  (0.1)   0.2
                                 -------- -------- -------- ------ ------ ------
Income Before Income Taxes         36,001   25,208   28,487  11.2    8.1    9.2
Provision for income taxes
(Note 8)                           13,442    9,123    9,670   4.2    2.9    3.1
                                 -------- -------- -------- ------ ------ ------
Income before cumulative
  effect of accounting change      22,559   16,085   18,817   7.0%   5.2%   6.1%
                                                            ====== ====== ======
Cumulative effect of accounting
  change (Note 7)                     --        --   (4,440)
                                 -------- -------- --------
Net Income                       $ 22,559 $ 16,085 $ 14,377
                                 ======== ======== ========

Earnings Per Share (Note 12)
Income before cumulative
  effect of accounting change    $    .69 $    .46 $    .53
Cumulative effect of accounting
  change (Note 7)                      --       --     (.12)
                                 -------- -------- --------
Net Income Per Share             $    .69 $    .46 $    .41
                                 ======== ======== ========



          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                            (In thousands of dollars)


                                     ASSETS

                                                          December 31,
                                                   --------------------------
                                                      2004            2003
                                                   ----------     -----------
    Current Assets:
      Cash and cash equivalents (Note 5)           $   8,442      $   18,488
      Short-term investments (Note 5)                 11,752          25,450
      Receivables (Note 9)                            30,827          32,260
      Inventories (Note 9)                             3,535           3,802
      Prepaid expenses                                 3,864           4,560
      Deferred selling expenses (Note 3)               3,474           4,625
      Deferred income taxes (Note 8)                   8,554           8,197
                                                   ----------     -----------
    Total Current Assets                              70,448          97,382

    Marketable Securities (Note 5)                    99,817          80,985
    Property and Equipment (Note 9)                   28,297          30,519
    Deferred Income Taxes (Note 8)                    22,955          23,368
    Goodwill (Note 7)                                 73,452          73,852
    Intangible and Other Assets (Note 9)              23,378          24,176
                                                   ----------     -----------
    Total Assets                                   $ 318,347      $  330,282
                                                   ==========     ===========


          See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                            (In thousands of dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,
                                                   --------------------------
                                                      2004            2003
                                                   ----------     -----------
    Current Liabilities:
      Current portion of long-term debt (Note 10)  $    7,500     $     5,000
      Payables and accrued liabilities (Note 9)        44,963          43,730
      Deferred revenues (Note 3)                      112,085         114,954
                                                   ----------     -----------
    Total Current Liabilities                         164,548         163,684

    Long-Term Debt, less current portion (Note 10)     62,500          70,000
    Postretirement Benefits, less current portion
     (Note 4)                                          67,518          64,302
    Other Liabilities                                   8,682           7,793
                                                   ----------     -----------
    Total Liabilities                                 303,248         305,779
                                                   ----------     -----------

    Commitments and Contingencies (Notes 11 and 12)

    Stockholders' Equity (Note 12):
      Common stock issued, $1.00 par value --
        Class A - 30,000,000 shares                    30,000          30,000
        Class B - 24,634,865 shares                    24,635          24,635
        Class C - 2,531,680 shares                      2,532           2,532
      Additional paid-in capital                       15,910          11,350
      Retained earnings                               108,030          95,631
      Treasury stock, at cost                        (166,154)       (139,470)
      Elements of other comprehensive income:
        Net unrealized gain (loss) on
         marketable securities                            354             (17)
        Foreign currency translation adjustment          (208)           (158)
                                                   ----------     -----------
    Total Stockholders' Equity                         15,099          24,503
                                                   ----------     -----------
    Total Liabilities and Stockholders' Equity     $  318,347     $   330,282
                                                   ==========     ===========


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                            (In thousands of dollars)


                                             2004         2003         2002
                                          ----------   ----------   ----------
Cash Flows from Operating Activities:
  Net income                              $  22,559    $  16,085    $  14,377
  Items with different cash requirements
  than that reflected in net income -
   Cumulative effect of accounting change        --           --        4,440
   Depreciation and amortization             10,282       14,292       15,117
   (Gain) on sales of securities               (314)      (1,174)      (1,629)
   (Gain) loss on sales of assets                44         (724)        (191)
   Capitalized interest                        (367)        (195)         (62)
   Others                                     1,140        1,079          580

  Changes in operating assets and liabilities -
   Receivables                                2,026        2,919        1,845
   Deferred revenues                         (2,824)      (4,215)      (4,642)
   Payables and accrued liabilities           1,754        1,822       (4,647)
   Postretirement benefits                    2,333        3,923         (940)
   Deferred income taxes                       (116)      (2,390)         114
   Deferred selling expenses                  1,151        1,199          441
   Inventories                                  267         (207)         128
   Other assets and liabilities - net           494          197        1,266
                                          ----------   ----------   ----------
Net cash provided by operating activities    38,429       32,611       26,197
                                          ----------   ----------   ----------

Cash Flows from Investing Activities:
  Capital expenditures -
   Purchase of equipment and furnishings     (1,706)        (903)      (1,414)
   Capitalized software                      (3,884)      (3,347)      (3,060)
   Building improvements                        (69)        (585)        (183)
   Business purchase price adjustments          400         (447)        (753)
   Proceeds from sales of assets                175          523           48
   Purchase of publishing assets               (102)        (136)        (358)
                                          ----------   ----------   ----------
Net cash (used for) capital expenditures     (5,186)      (4,895)      (5,720)
                                          ----------   ----------   ----------



          See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                            (In thousands of dollars)

                                             2004         2003         2002
                                          ----------   ----------   ----------

  Investment securities -
   Proceeds from sales and maturities        83,806      122,471      130,355
   Purchases                                (89,811)    (113,473)    (119,683)
                                          ----------   ----------   ----------

Net cash provided by (used for)
  investment securities                      (6,005)       8,998       10,672
                                          ----------   ----------   ----------
Net cash provided by (used for)
  investing activities                      (11,191)       4,103        4,952
                                          ----------   ----------   ----------
Cash Flows from Financing Activities:
  Sales of capital stock to employees         7,118        8,497        7,056
  Purchases of treasury stock               (29,242)     (22,782)     (32,959)
  Dividends paid                            (10,160)     (10,471)     (10,733)
  Repayment of borrowings                    (5,000)      (5,000)      (4,000)
                                          ----------   ----------   ----------
Net cash (used for) financing activities    (37,284)     (29,756)     (40,636)
                                          ----------   ----------   ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                      (10,046)       6,958       (9,487)

Cash and Cash Equivalents,
  beginning of year                          18,488       11,530       21,017
                                          ----------   ----------   ----------
Cash and Cash Equivalents, end of year    $   8,442    $  18,488    $  11,530
                                          ==========   ==========   ==========


Supplemental Cash Flow Information:
  Interest paid                           $   5,588    $    5,597    $    5,802
  Income taxes paid                          13,650        10,325         9,360


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                            (In thousands of dollars)

                                   Comprehensive  Capital  Additional                         Accum. Other
                                      Income       Stock    Paid-In    Retained    Treasury   Comprehensive
                                     (Note 13)    Issued    Capital    Earnings      Stock       Income
                                   -------------  -------  ----------  ---------  ----------  -------------
Balance, January 1, 2002                          $57,167  $  1,249    $ 86,373   $ (89,181)  $    (732)
 Net Income                          $ 14,377          --        --      14,377          --          --
 Other Comprehensive Income, net
  of tax:
   Unrealized (loss) on marketable
    securities                         (1,092)         --        --          --          --      (1,092)
   Currency translation adjustment        (66)         --        --          --          --         (66)
                                   -------------
  Comprehensive Income               $ 13,219
                                   =============

  Sales of Class A treasury shares
   to employees                                        --     4,614          --       2,442          --
  Repurchases of shares                                --        --          --     (32,959)         --
  Cash dividends--$.30 per share                       --        --     (10,733)         --          --
                                   -------------  -------  ----------  ---------  ----------  -------------
 Balance, December 31, 2002                        57,167     5,863      90,017    (119,698)     (1,890)
  Net Income                         $ 16,085          --        --      16,085          --          --
  Other Comprehensive Income, net
   of tax:
    Unrealized gain on marketable
     securities                         1,794          --        --          --          --       1,794
    Currency translation adjustment       (79)         --        --          --          --         (79)
                                   -------------
  Comprehensive Income               $ 17,800
                                   =============
  Sales of Class A treasury shares
   to employees                                        --     5,487          --       3,010          --
  Repurchases of shares                                --        --          --     (22,782)         --
  Cash dividends--$.30 per share                       --        --     (10,471)         --          --
                                   -------------  -------  ----------  ---------  ----------  -------------
 Balance, December 31, 2003                        57,167    11,350      95,631    (139,470)       (175)
  Net Income                         $ 22,559          --        --      22,559          --          --
  Other Comprehensive Income, net
   of tax:
    Unrealized gain on marketable
     securities                           371          --        --          --          --         371
    Currency translation adjustment       (50)         --        --          --          --         (50)
                                   -------------
  Comprehensive Income             $   22,880
                                   =============

  Sales of Class A treasury shares
   to employees                                        --     4,560          --       2,558          --
  Repurchases of shares                                --        --          --     (29,242)         --
  Cash dividends--$.31 per share                       --        --     (10,160)         --          --
                                                  -------  ----------  ---------  ----------   ------------
 Balance, December 31, 2004                       $57,167  $ 15,910    $108,030   $(166,154)   $    146
                                                  =======  ==========  =========  ==========   ============

                See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


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


(3) RECOGNITION OF REVENUES AND SELLING EXPENSES

     Revenues, net of appropriate reserve for returns, are recognized when products are delivered to customers. Deferred revenues consist almost entirely of deferred subscription revenues. Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms, which are primarily for one year.

     Advertising costs are expensed as incurred and were $6,797,000, $7,524,000, and $7,478,000 in 2004, 2003, and 2002 respectively.


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

                                                                     (Continued)

     The following table sets forth the obligations and funded status of the plans as of December 31 (in thousands of dollars):

                                                                           Other
                                                                  Postretirement
                                           Pension Benefits        Benefits
                                         ------------------- -------------------
                                            2004     2003       2004     2003
                                         --------- --------- --------- ---------
     Change in projected benefit obligation:
     Benefit obligation - January 1      $160,697  $136,022  $ 87,168  $ 68,689
     Service cost                           7,677     6,974     4,345     3,140
     Voluntary early retirement program        --     1,760        --        --
     Interest cost                          9,451     8,784     6,294     4,599
     Plan amendment                            --       699        --        --
     Actuarial loss                         6,944    11,394    34,141    12,754
     Benefits paid                         (7,726)   (4,936)   (2,816)   (2,014)
     Curtailments                              --       ---      (388)       --
                                         --------- --------- --------- ---------
     Benefit obligation - December 31     177,043   160,697   128,744    87,168
                                         --------- --------- --------- ---------
     Change in plan assets:
     Fair value of plan assets -
       January 1 -                        106,557    85,126    21,934    17,269
     Actual return on plan assets          13,915    14,202     2,153     4,665
     Employer contribution                 14,000    12,000        --        --
     Benefits paid                         (7,552)   (4,771)       --        --
                                         --------- --------- --------- ---------
     Fair value of plan assets -
     December 31                          126,920   106,557    24,087    21,934
                                         --------- --------- --------- ---------
     Funded status                        (50,123)  (54,140) (104,657)  (65,234)
     Unrecognized net loss                 30,892    30,291    46,375    13,895
     Unrecognized prior service cost          681       743      (125)     (179)
                                         --------- --------- --------- ---------
     Net amount recognized                (18,550)  (23,106)  (58,407)  (51,518)
     Less current portion                  (6,633)   (8,287)   (2,806)   (2,035)
                                         --------- --------- --------- ---------
     Long-term portion                   $(11,917) $(14,819) $(55,601) $(49,483)
                                         ========= ========= ========= =========

     Assumed discount rate                   5.7%      6.0%      5.7%      6.0%
     Assumed rate of compensation increase   5.0%      5.0%       --        --


     The Company's funding practice for the pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements. The Company contributed $14,000,000 in 2004, $12,000,000 in 2003, and $9,198,000 in
     2002. The Company's policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees' Beneficiary Association (VEBA) trust. Pending actuarially computed requirements, the Company expects to contribute $12 million to its pension plan and none to its other postretirement benefit plan in 2005.

                                                                     (Continued)

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

                                                                    Other
                                                    Pension     Postretirement
                                                    Benefits      Benefits
                                                  -----------   --------------
     2005                                         $   7,673     $    3,126
     2006                                             8,000          3,591
     2007                                             8,508          4,117
     2008                                             9,323          4,609
     2009                                            10,184          5,196
     Years 2010 - 2014                               64,895         34,759


     Pension accounting requires the calculation of two benefit obligation amounts. The projected benefit obligation is the present value cost of the Plan providing future benefits, calculated by using years of service as of the measurement date and assuming future compensation increases. The accumulated benefit obligation is similar, but it is calculated using current compensation levels. The following shows pension benefit obligations, as calculated by an independent actuary, and plan assets (in thousands of dollars):

                                                      Pension Benefits
                                                  --------------------------
                                                     2004            2003
                                                  ----------     -----------
       Projected benefit obligation               $ 177,043      $  160,697
       Accumulated benefit obligation               139,611         125,006
       Fair value of plan assets                    126,920         106,557



     Components of pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                  2004       2003       2002
                                               ---------  ---------  ---------
     Service cost -- benefits earned
       during the year                         $  7,677   $  6,974   $  5,807
     Interest cost                                9,451      8,784      8,024
     Expected return on plan assets              (8,822)    (7,042)    (7,172)
     Voluntary early retirement program              --      1,760         --
     Amortization of net actuarial loss           1,250      1,261         --
     Amortization of prior service cost              62         62         --
     Amortization of transition assets               --         --       (334)
                                               ---------  ---------  ---------
     Pension expense                           $  9,618   $ 11,799   $  6,325
                                               =========  =========  =========

     Assumed discount rate                         6.0%       6.5%       7.0%
     Assumed rate of compensation increase         5.0%       5.0%       5.0%
     Expected long-term return on plan assets      8.5%       8.5%       8.5%

                                                                     (Continued)

     In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiary companies. Pension expense for these plans was $1,206,000 in 2004, $1,342,000 in 2003, and $1,460,000 in 2002.

     Components of other postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

                                                  2004       2003       2002
                                               ---------  ---------  ---------
     Service cost -- benefits earned
       during the year                         $  4,345   $  3,140   $  2,185
     Interest cost                                6,294      4,599      3,688
     Expected return on plan assets              (1,864)    (1,382)    (1,612)
     Amortization of net actuarial (gain)loss     1,393         --       (505)
     Amortization of prior service cost             (54)       (54)       (54)
     Curtailments                                  (388)        --         --
                                               ---------  ---------  ---------
     Other postretirement benefits expense     $  9,726   $  6,303   $  3,702
                                               =========  =========  =========

     Assumed discount rate                         6.0%       6.5%       7.0%
     Expected long-term return on plan assets      8.5%       8.5%       8.5%

     The postretirement benefit obligation as of year-end 2004 was determined using an assumed health care cost trend rate of 10 percent for 2005, gradually declining to 4.5 percent in 2010 and threreafter. A one percent increase in the assumed health care cost trend rate for each year would increase the 2004 year-end postretirement benefit obligation by $24.5 million and the 2004 postretirement benefit service and interest expense by $2.6 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $19.4 million and the postretirement benefit service and interest cost by $2.0 million.

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

     Plan assets allocations as of December 31, were as follows:

                                                                    Other
                                                                Postretirement
                                          Pension Benefits         Benefits
                                         ------------------  ------------------
                                           2004      2003      2004      2003
                                         --------  --------  --------  --------
     Equity securities                       64%       62%       69%       66%
     Fixed income securities                 29        30        27        30
     Cash equivalents                         7         8         4         4
                                         --------  --------  --------  --------
     Total                                  100%      100%      100%      100%
                                         ========  ========  ========  ========

                                                                     (Continued)

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


 (5) INVESTMENTS AND INVESTMENT INCOME

     Cash and investments consisted of the following (in thousands of dollars):

                                                         December 31,
                                                  --------------------------
                                                     2004           2003
                                                  -----------    -----------
     Cash and cash equivalents                    $    8,442     $   18,488
     Short-term investments                           11,752         25,450
     Marketable securities                            99,817         80,985
                                                  -----------    -----------
     Total                                        $  120,011     $  124,923
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

     Investment income consisted of the following (in thousands of dollars):

                                               2004        2003        2002
                                            ---------   ---------   ---------
     Interest income                        $  2,859    $  2,882    $  3,771
     Dividend income                             540         588         835
     Net gain on sales of securities             314       1,174       1,629
                                            ---------   ---------   ---------
     Total                                  $  3,713    $  4,644    $  6,235
                                            =========   =========   =========

     Proceeds from the sales and maturities of securities were $83,806,000, $122,471,000, and $130,355,000 in 2004, 2003, and 2002 respectively. Gross realized gains and (losses) from these sales were $371,000 and $(57,000) in 2004, $1,247,000 and $(73,000) in 2003, and $1,717,000 and $(88,000) in
     2002. The specific identification method is used in computing realized gains and losses.

                                                                     (Continued)

     The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair
     December 31, 2004            Cost       Gains       Losses       Value
     -----------------         ----------  ----------  ----------  ----------
     Equity securities         $   15,667  $   1,081   $    (629)  $  16,119
     Municipal bonds               91,941        780        (828)     91,893
     Corporate debt                 3,418        151         (12)      3,557
                               ----------  ----------  ----------  ----------
     Total                     $  111,026  $   2,012   $  (1,469)  $ 111,569
                               ==========  ==========  ==========  ==========

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair
     December 31, 2003           Cost         Gains      Losses       Value
     -----------------         ----------  ----------  ----------  ----------
     Equity securities         $  14,198   $     398   $  (1,039) $   13,557
     Municipal bonds              88,034       1,218        (732)     88,520
     Corporate debt                4,230         128          --       4,358
                               ----------  ----------  ----------  ----------
     Total                     $ 106,462   $   1,744   $  (1,771)  $ 106,435
                               ==========  ==========  ==========  ==========

     Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed-income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed-income securities as of December 31, 2004, were as follows (in thousands of dollars):

                                                  Amortized         Fair
                                                     Cost          Value
                                                  -----------    -----------
        Within one year                           $   11,923     $    11,919
        One through five years                        58,889          58,410
        Five through ten years                         9,972          10,216
        Over ten years                                12,334          12,515
        No fixed maturity date                         2,241           2,390
                                                  -----------    -----------
        Total                                     $   95,359     $    95,450
                                                  ===========    ===========

(6) OTHER INCOME (EXPENSE)

    Other income consisted of the following (in thousands of dollars):

                                               2004        2003        2002
                                            ---------   ----------  ----------
    Gain on sales of publishing assets      $     59    $     739   $     160
    Gains (losses) on disposals of asset        (103)         (15)         31
                                            ---------   ----------  ----------
    Total                                   $    (44)   $     724   $     191
                                            =========   ==========  ==========

     The revenues and operating expenses of publications sold were not significant.

(7) GOODWILL

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS
     142), which revised the accounting and financial reporting standards for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but instead are subject to an annual test for impairment, which could result in a charge to operations when their carrying amount exceeds their estimated fair value.

     Under the provisions of SFAS 142, a transition test of the $77 million of goodwill as of January 1, 2002, resulted in a writedown of $4.4 million; this was recorded on the consolidated statements of income as a Cumulative Effect of Accounting Change.

     The Company updated its analysis of goodwill impairment as of December 31, 2004, and determined that there was no further impairment because the estimated fair value of applicable reporting units was in excess of their carrying amount.

     Goodwill assigned to the operating segments and the changes in the carrying amount of goodwill for the three years ended December 31, 2004, are as follows:


                                   Publishing  Printing  Software     Total
     ----------------------------- ----------  --------  ---------   --------
     Balance, January 1, 2002       $ 54,047   $    917  $  21,736   $ 76,700
     Reclass assembled workforce         411         --         --        411
     Subscriber list writeoff            (20)        --         --        (20)
     Business acquisition purchase
       price adjustments                  --         --      1,131      1,131
     Impairment charge                (4,440)        --         --     (4,440)
                                    ---------  --------- ----------  --------
     Balance, December 31, 2002       49,998        917     22,867     73,782
     Business acquisition purchase
       price adjustments                  --         --         70         70
                                    ---------  ---------  ---------  ---------
     Balance, December 31, 2003       49,998        917     22,937     73,852
     Business acquisition purchase
       price adjustment                   --         --       (400)      (400)
                                    ---------  ---------  ---------  ---------
     Balance, December 31, 2004     $ 49,998   $    917   $ 22,537   $ 73,452
                                    =========  =========  =========  =========

(8) INCOME TAXES

     Income tax expense (benefit) was allocated as follows (in thousands of dollars):
                                                     2004      2003      2002
                                                   --------  --------  --------
     Income Statement Provision for Income Taxes   $ 13,442  $  9,123  $  9,670
     Stockholders' Equity -- Change in:
       Unrealized gain (loss) on
         marketable securities                          199       963      (587)
       Foreign currency translation adjustment          (27)      (43)      (36)
                                                   --------  --------  --------
        Total                                      $ 13,614  $ 10,043  $  9,047
                                                   ========  ========  ========

     The provision for income taxes consisted of the following (in thousands of dollars):

                                               2004        2003        2002
                                            ---------   ---------   ---------
     Taxes currently payable:
       Federal                              $ 11,132    $  9,407    $  8,127
       State and local                         2,402       2,269       1,373
                                            ---------   ---------   ---------
                                              13,534      11,676       9,500
                                            ---------   ---------   ---------
     Deferred tax provision:
       Federal                                  (170)     (2,090)        338
       State and local                            78        (463)       (168)
                                            ---------   ---------   ---------
                                                 (92)     (2,553)        170
                                            ---------   ---------   ---------
     Total                                  $ 13,442    $  9,123    $  9,670
                                            =========   =========   =========

     Reconciliation of the U.S. statutory rate to the Company's consolidated effective income tax rate was as follows:

                                                 Percent of Pretax Income
                                            ---------------------------------
                                               2004        2003        2002
                                            ---------   ---------   ---------
     Federal statutory rate                    35.0%       35.0%       35.0%
     State and local income taxes, net
       of federal income tax benefit            4.5         4.7         2.7
     Others                                     0.6         0.6         0.3
     Tax exempt interest exclusion             (2.5)       (3.7)       (3.6)
     Dividends received exclusion              (0.3)       (0.4)       (0.5)
                                            --------    --------    --------
     Total                                     37.3%       36.2%       33.9%
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

                                                         December 31,
                                                  --------------------------
                                                      2004           2003
                                                  -----------    -----------
     Deferred tax assets:
       Other postretirement benefits              $   23,676     $   20,891
       Pension benefits                                7,602          9,462
       Inventories                                     1,533          1,688
       Annual leave                                    2,354          2,045
       Amortization of acquired intangible assets        397          1,161
       Accounts receivable allowances                    603            599
       Medical claims                                  1,179          1,093
       Others                                          1,711          1,723
                                                  -----------    -----------
     Total deferred tax assets                        39,055         38,662
                                                  -----------    -----------
       Deferred tax liabilities:
       Capitalized software                           (4,441)        (3,852)
       Deferred selling expenses                      (1,377)        (1,843)
       Others                                         (1,728)        (1,402)
                                                  -----------    -----------
     Total deferred tax liabilities                   (7,546)        (7,097)
                                                  -----------    -----------
     Net deferred tax assets                      $   31,509     $   31,565
                                                  ===========    ===========

     The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may affect the ultimate realization of all or some of these deferred tax assets. The Company has consistently achieved profitability and taxable income. In the opinion of management, based on expected future earnings and available tax planning strategies, it is more likely than not that the deferred tax assets, which are recorded net of $473,000 and $430,000 valuation allowances in 2004 and 2003, respectively, will be fully utilized.


(9) OTHER BALANCE SHEET INFORMATION

     Certain year-end balances consisted of the following (in thousands of dollars):

                                                      2004           2003
                                                  -----------    -----------
     Receivables:
       Customers                                  $   29,738     $   30,527
       Others                                          3,186          3,868
       Allowance for doubtful accounts                (2,097)        (2,135)
                                                  -----------    -----------
     Total                                        $   30,827     $   32,260
                                                  ===========    ===========

                                                                     (Continued)

                                                      2004           2003
                                                  -----------    -----------
     Inventories:
       Materials and supplies                     $    2,130     $    2,089
       Work in process                                   304            436
       Finished goods                                  1,101          1,277
                                                  -----------    -----------
     Total                                        $    3,535     $    3,802
                                                  ===========    ===========

     Inventories are valued at the lower of cost (principally average cost method) or market.

                                                      2004           2003
                                                  -----------    -----------
     Property and equipment, at cost:
       Land                                       $    4,250     $    4,250
       Buildings and improvements                     51,759         51,690
       Furniture and equipment                        46,693         49,007
       Accumulated depreciation                      (74,405)       (74,428)
                                                  -----------    -----------
     Total                                        $   28,297     $   30,519
                                                  ===========    ===========

     The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements, and three to 10 years for furniture and equipment. Depreciation expense was $3,728,000 in 2004, $4,140,000 in 2003, and
     $4,843,000 in 2002. Expenditures for maintenance and repairs are expensed, while major replacements and improvements are capitalized.

     Intangible and other assets
       Amortizable assets:                            2004           2003
                                                  -----------    -----------
         Gross carrying amount--
           Software                               $   29,199     $   25,040
           Customer lists                             14,292         14,638
           Copyrights                                  9,145          9,145
           Others                                      2,182          4,801
                                                  -----------    -----------
                                                      54,818         53,624
                                                  -----------    -----------
       Accumulated amortization--
           Software                                  (15,546)       (13,057)
           Customer lists                            (11,190)        (9,464)
           Copyrights                                 (3,801)        (2,887)
           Others                                     (1,044)        (4,279)
                                                  -----------    -----------
                                                     (31,581)       (29,687)
                                                  -----------    -----------
       Net intangible assets                          23,237         23,937

       Other receivables                                 141            239
                                                  -----------    -----------
       Total                                      $   23,378     $   24,176
                                                  ===========    ===========

                                                                     (Continued)

     Events and changes in circumstances can indicate that the value of some intangible assets may have been impaired. When this occurs, the assets are revalued based on projected future profit contributions and any resulting impairment losses are recorded as amortization expense. In 2003, the Company's subsidiary, Kennedy Information, Inc. (Kennedy) reduced its magazine publishing schedules due to continuing weak advertising revenues, resulting in an impairment loss of $617,000 in its advertiser base. In 2002, Kennedy incurred lower than expected newsletter renewal sales due to the poor economy and to the liquidation of a significant customer, resulting in an impairment loss of $1,916,000 in its customer lists. These losses are included in general and administrative expenses of the Publishing segment. Also in 2003, BNA Software experienced lower sales of its Web-based application software product than previously expected and reduced its expectations of future sales, resulting in an impairment loss of $1,803,000 in the carrying value of the related capitalized development costs. This loss is included in editorial expenses of the Software segment.

     Amortization expenses for intangible assets were $6,554,000 in 2004, $10,152,000 in 2003, and $10,274,000 in 2002. Amortizable assets are expensed evenly over their respective estimated lives, ranging from three to 10 years. As of December 31, 2004, future estimated amortization expenses were as follows: 2005 - $6,302,000; 2006 - $4,965,000; 2007 -
     $3,200,000; 2008 - $2,711,000; 2009 - $2,365,000.

                                                      2004            2003
                                                  -----------     -----------
     Payables and accrued liabilities:
       Accounts payable                           $   18,324      $   15,848
       Employee compensation and benefits             15,239          15,507
       Postretirement benefits, current portion        9,439          10,322
       Income taxes                                    1,961           2,053
                                                  -----------     -----------
       Total                                      $   44,963      $   43,730
                                                  ===========     ===========

(10) TERM DEBT

     Term debt consisted of the following (in thousands of dollars):

                                                            December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
      Note payable, unsecured, variable interest
        (LIBOR plus 0.2%; 1.6% for 2004
        and 1.5% for 2003)                           $       --    $    5,000
      Notes payable, unsecured, 8.15%, due 2005-2010     45,000        45,000
      Notes payable, unsecured, 6.99%, due 2007-2011     25,000        25,000
                                                     -----------   -----------
      Total                                              70,000        75,000
      Less current portion                               (7,500)       (5,000)
                                                     -----------   -----------
      Long-term portion                              $   62,500    $   70,000
                                                     ===========   ===========

      Maturities of term debt are as follows: 2005 and 2006, $7,500,000 each; 2007 through 2010, $10,500,000 each; 2011, $13,000,000. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $77,720,000 in 2004, and $84,270,000 in 2003.

      The Company also has a $1.5 million unsecured line of credit, of which $993,000 is being used to secure letters of credit.

                                                                     (Continued)

(11) COMMITMENTS AND CONTINGENCIES

     The Company has non-cancelable operating leases for office space, equipment, and vehicles. Total rent expense was $7,597,000 in 2004, $8,115,000 in 2003, and $8,012,000 in 2002.As of December 31, 2004, future minimum lease payments under non-cancelable operating leases were as follows: 2005 - $6,462,000; 2006 - $5,649,000; 2007 - $2,596,000; 2008 -
     $969,000; 2009 - $522,000; thereafter - $518,000.

     The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.


(12) STOCKHOLDERS' EQUITY

     Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by the Parent's articles of incorporation. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 2004, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively.

     Treasury share transactions were as follows:

                                                   Treasury Stock Shares
                                            ----------------------------------
                                             Class A     Class B     Class C
                                            ----------  ----------  ----------
     Balance, January 1, 2002               14,365,542   4,213,038   1,095,610
     Sales to employees                       (689,055)        ---         ---
     Repurchases                               226,956   2,898,819     133,749
     Conversions of Class A to Class B         761,408    (761,408)         --
                                           -----------  ----------  ----------
     Balance, December 31, 2002             14,664,851   6,350,449   1,229,359
     Sales to employees                       (776,526)         --          --
     Repurchases                               464,773     717,614     863,228
     Conversions of Class A to Class B       1,266,913  (1,266,913)         --
                                           -----------  ----------  ----------
     Balance, December 31, 2003             15,620,011   5,801,150   2,092,587
     Sales to employees                       (560,355)         --          --
     Repurchases                               812,230   1,255,756     426,653
     Conversions of Class A to Class B         473,375    (473,375)         --
                                           -----------  ----------  ----------
     Balance, December 31, 2004             16,345,261   6,583,531   2,519,240
                                           ===========  ==========  ==========

     The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $5.4 million as of December 31, 2004, is known or expected to be tendered in 2005. The actual amount repurchased will likely be higher.

     Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 32,502,117 in 2004, 34,642,462 in 2003, and 35,490,169 in 2002.

                                                                     (Continued)

     The differences between amortized cost and fair value of the Company's investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity. Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reported, net of taxes, as a component of Stockholders' Equity.

(13) OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income encompasses all changes in Stockholders' Equity except those arising from transactions with shareholders, and includes net income and other comprehensive income.

     Elements of other comprehensive income (loss) are shown below (in thousands of dollars):

                                                  2004       2003       2002
                                               ---------  ---------  ---------
     Holding gains (losses) on securities
      arising during the year                  $    884   $  3,931   $    (50)
     Less net gains included in net income          314      1,174      1,629
                                               ---------  ---------  ---------
     Changes in unrealized gains (losses)           570      2,757     (1,679)
     Less income taxes                              199        963       (587)
                                               ---------  ---------  ---------
     Net unrealized gains (losses)                  371      1,794     (1,092)
                                               ---------  ---------  ---------
     Currency translation gains (losses)            (77)      (122)      (102)
     Less income taxes                              (27)       (43)       (36)
                                               ---------  ---------  ---------
     Net currency translation gains (losses)        (50)       (79)       (66)
                                               ---------  ---------  ---------
     Other comprehensive income (loss)         $    321   $  1,715   $ (1,158)
                                               =========  =========  =========


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

                                                                     (Continued)

     Intersegment revenues approximate current market prices and are eliminated upon consolidation. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have 10 percent or more of its assets in foreign locations.


     Operating segment information is presented below (in thousands of dollars):

     Year Ended December 31, 2004      Publishing  Printing  Software    Total
     --------------------------------  ----------  --------  --------  --------
     Revenues from external customers   $269,312   $ 26,814  $ 25,130  $321,256
     Intersegment revenues                    --     10,903     2,299    13,202
     Operating profit                     31,727        392     5,833    37,952
     Interest expense                      5,717         21        --     5,738
     Identifiable assets                 279,657     17,010    38,382   335,049
     Depreciation and amortization         7,636        871     1,775    10,282
     Capital expenditures                  5,375        350        36     5,761


     Year Ended December 31, 2003      Publishing  Printing  Software    Total
     --------------------------------  ----------  --------  --------  --------
     Revenues from external customers   $266,447   $ 21,333  $ 24,044  $311,824
     Intersegment revenues                    --     12,536     2,507    15,043
     Operating profit (loss)              24,386       (283)    1,447    25,550
     Interest expense                      5,815         50        --     5,865
     Identifiable assets                 286,514     17,023    35,531   339,068
     Depreciation and amortization         9,034        901     4,357    14,292
     Capital expenditures                  4,759        183       476     5,418

     Year Ended December 31, 2002      Publishing  Printing  Software    Total
     --------------------------------  ----------  --------  --------  --------
     Revenues from external customers  $262,929    $ 21,826  $ 25,035  $309,790
     Intersegment revenues                   --      14,235     2,664    16,899
     Operating profit                    22,099         748     5,043    27,890
     Interest expense                     6,037          81         5     6,123
     Identifiable assets                291,873      17,454    37,424   346,751
     Depreciation and amortization       10,696         913     3,508    15,117
     Capital expenditures                 4,538         406       824     5,768

     Reconciliation of items differing from consolidated totals are shown below (in thousands of dollars):
                                                        2004     2003     2002
                                                      -------  -------  -------
     Total interest expense for reportable segments   $ 5,738  $ 5,865  $ 6,123
     Elimination of intersegment interest expense        (118)    (155)    (294)
                                                      -------  -------  -------
     Consolidated interest expense                    $ 5,620  $ 5,710  $ 5,829
                                                      =======  =======  =======

                                                   2004       2003       2002
                                                 --------   --------   --------
    Total assets for reportable segments         $335,049   $339,068   $346,751
     Elimination of intersegment assets           (16,702)    (8,786)    (6,458)
                                                 --------   --------   --------
     Consolidated assets                         $318,347   $330,282   $340,293
                                                 ========   ========   ========

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                            (In Thousands of Dollars)


--------------------------------------------------------------------------------
                                 Column A  Column B Column C  Column D  Column E
--------------------------------------------------------------------------------
                                               Additions
                                          -------------------
                                              (1)      (2)
                                          -------------------
                                  Balance | Charged|Charged  |          |Balance
                                     at   |to Costs|to Other |          |   at
                                 Beginning|   and  |Accounts-|Deductions|End of
          Description            of Period|Expenses|Describe |-Describe |Period
------------------------------- ----------|--------|---------|----------|-------
VALUATION ACCOUNTS DEDUCTED FROM
 ASSETS TO WHICH THEY APPLY:
--------------------------------
Allowance for Doubtful Accounts
Receivable:
   Year ended December 31, 2004   $2,135    $  917  $(52)(a)   $903(b)   $2,097
   Year ended December 31, 2003    2,015       755   272 (a)    908(b)    2,135
   Year ended December 31, 2002    2,197       457   178 (a)    817(b)    2,015

Allowance for Obsolete Inventory:
   Year ended December 31, 2004   $  535    $   26                        $ 561
   Year ended December 31, 2003      448        87                          535
   Year ended December 31, 2002      657      (209)                         448

Allowance for Deferred Tax Assets:
   Year ended December 31, 2004   $  430    $   43                        $ 473
   Year ended December 31, 2003      317       113                          430
   Year ended December 31, 2002      182       135                          317



Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues.

(b) Net accounts written off.

                                     PART II


Item 9.     Changes in and Disagreements with Accountants
            ---------------------------------------------
            on Accounting and Financial Disclosure
            --------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years ended December 31, 2004 or through the date of this Form 10K.

Item 9a.    Controls and Procedures
            -----------------------
Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

The disclosure control system was designed to ensure that information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of financial statements.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that assessment, the Company believes that, as of December 31, 2004, its internal control over financial reporting is effective based on those criteria.

Management's assessment of the Company's internal control over financial reporting as of December 31,2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9b.    Other Information
            -----------------
None.

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

                                     PART IV


Item 15.    Exhibits and Financial Statement Schedules
            ------------------------------------------
The following documents are filed as part of this report.

(a)(1)      Financial Statements:                                       Page

            Reports of Independent Registered Public Accounting Firm     23

            Consolidated Statements of Income for each
              of the years ended December 31, 2004, 2003, and 2002       25

            Balance Sheets as of December 31, 2004 and 2003              26

            Consolidated Statements of Cash Flows, and
              Consolidated Statements of Changes in Stockholders'
              Equity and Comprehensive Income for each of
              the years ended December 31, 2004, 2003, and 2002          28

            Notes to Consolidated Financial Statements                   31

   (2)      Financial Statement Schedule:

   II       Valuation and Qualifying Accounts and Reserves For
              the years ended December 31, 2004, 2003, and 2002          45

(a)(3)      Exhibits:

      3.1   Certificate of Incorporation, as amended.*

      3.2   By laws, as amended.*

      11 Statement re: Computation of Per Share Earnings is contained in the 2004 Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 12, "Stockholders' Equity," at page of this Form 10-K.

      21    Subsidiaries of the Registrant.**

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

      99.1 Proxy Statement for the Annual Meeting of security holders to be held on April 16, 2005.***

      * Incorporated by reference to the Company's 2001 Form 10-K, Commission File Number 2-28286, filed on March 29, 2002. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

      **    Filed herewith.

      *** Incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2004.

            Upon written or oral request to the Company's General Counsel, a copy of any of the above exhibits will be furnished at cost.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.


                     By: s/ Paul N. Wojcik
                         ---------------------------------------
                         Paul N. Wojcik, Chief Executive Officer

                              Date: March 10, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


By:  s/Paul N. Wojcik                       By:  s/George J. Korphage
--------------------------                  ---------------------------------
     Paul N. Wojcik,                        George J. Korphage, Vice President
     President and Chief Executive          and Chief Financial Officer
     Director                               (Chief Accounting Officer)
                                            Director

Date: March 10, 2005                        Date: March 10, 2005
---------------------------                 ---------------------------------



By:  s/Sandra C. Degler    3/10/05          By:  s/Gregory C. McCaffery 3/10/05
-----------------------------------         -----------------------------------
Sandra C. Degler            Date            Gregory C. McCaffery         Date
Chairman of the Board of Directors          Director


By:  s/Paul A. Blakely     3/10/05         By:  s/Jonathan Newcomb     3/10/05
-----------------------------------        ------------------------------------
     Paul A. Blakely        Date           Jonathan Newcomb              Date
     Director                              Director


By:  s/Cynthia J. Bolbach  3/10/05         By:  s/Susan E. Rice        3/10/05
-----------------------------------        ------------------------------------
     Cynthia  J. Bolbach    Date           Susan E. Rice                 Date
     Director                              Director


By:  s/Eunice Lin Bumbardner 3/10/05       By:  s/Ellen Taus           3/10/05
-----------------------------------        ------------------------------------
     Eunice Lin Bumgardner  Date           Ellen Taus                    Date
     Director                              Director


By:  s/Neil R. Froemming   3/10/05         By:  s/Daniel W. Toohey     3/10/05
-----------------------------------        ------------------------------------
     Neil R. Froemming       Date          Daniel W. Toohey              Date
     Director                              Director


By:                                        By:  s/Robert L. Velte      3/10/05
-----------------------------------        ------------------------------------
     Gerald S. Hobbs         Date          Robert L. Velte               Date
     Director                              Director

                                  EXHIBIT INDEX




                                                                Sequential Page
Number      Exhibit Description                                      Number
------      ----------------------------------------------      ---------------
  3.1       Certificate of Incorporation, as amended                   *

  3.2       By laws, as amended                                        *

 11         Statement re: Computation of Per Share Earnings
             is contained in the 2004 Consolidated Financial
             Statements in the Notes to Consolidated Financial
             Statements, Note 12, "Stockholders' Equity,"              42

 21         Subsidiaries of the Registrant                             52

 31.1       Certification of the Chief Executive Officer
              pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002, 18 U.S.C. section 1350.                     53

 31.2       Certification of the Chief Financial Officer
              pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002, 18 U.S.C. section 1350.                     54

 32.1       Certification of the Chief Executive Officer
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002, 18 U.S.C. section 1350.                     55

 32.2       Certification of the Chief Financial Officer
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002, 18 U.S.C. section 1350.                     56

 99.1       Proxy Statement for the Annual Meeting of
              Stockholders to be held on April 16, 2005                **


            * Incorporated by reference to the Company's 2001 Form 10-K,
              Commission File Number 2-28286, filed on March 29, 2002. The exhibit numbers indicated above correspond to the exhibit numbers in that filing.

           ** The Definitive Proxy Statement is expected to be filed with the SEC within 120 days of December 31, 2004.