Form 10-Q
period 2005-03-26
BUREAU OF NATIONAL AFFAIRS INC
filed 2005-05-04
CIK 15393

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

For the quarterly period ended March 26, 2005     Commission file number 2-28286
---------------------------------------------     ------------------------------


THE BUREAU OF NATIONAL AFFAIRS, INC.                    53-0040540
------------------------------------        ------------------------------------
   A Delaware Corporation                   (I.R.S. Employer Identification No.)

     1231 25th St., N. W.,                           (202) 452-4200
    Washington, D.C. 20037                  ------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 26, 2005 was 13,674,623 Class A common shares, 17,905,545 Class B common shares, and 12,440 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE 12-WEEKS ENDED MARCH 26, 2005 and MARCH 27, 2004
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      12 Weeks Ended
                                              March 26, 2005    March 27, 2004
                                               ------------      ------------
OPERATING REVENUES                             $    70,247       $    69,913
                                               ------------      ------------
OPERATING EXPENSES:
  Editorial, production, and distribution           39,122            38,770
  Selling                                           11,711            12,769
  General and administrative                        12,876            12,496
                                               ------------      ------------
  TOTAL OPERATING EXPENSES                          63,709            64,035
                                               ------------      ------------
OPERATING PROFIT                                     6,538             5,878
                                               ------------      ------------
NON-OPERATING INCOME (EXPENSE):
  Investment income                                  1,022             1,018
  Interest expense                                  (1,382)           (1,294)
                                               ------------      ------------
TOTAL NON-OPERATING (EXPENSE)                         (360)             (276)
                                               ------------      ------------
INCOME BEFORE INCOME TAXES                           6,178             5,602
PROVISION FOR INCOME TAXES                           2,221             1,901
                                               ------------      ------------
NET INCOME                                           3,957             3,701
OTHER COMPREHENSIVE INCOME                            (991)              173
                                               ------------      ------------
COMPREHENSIVE INCOME                           $     2,966       $     3,874
                                               ============      ============

NET INCOME PER SHARE                           $       .13       $       .11
                                               ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING             31,603,433        33,155,723
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 26, 2005 and DECEMBER 31, 2004
                            (In thousands of dollars)


                                                 March 26,
                                                   2005          December 31,
ASSETS                                         (Unaudited)           2004
---------------------------------------        ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $    21,007       $     8,442
  Short-term investments                            12,605            11,752
  Receivables (net of allowance for
    doubtful accounts of $1,676 in
    2005 and $2,097 in 2004)                        26,580            30,827
  Inventories                                        3,778             3,535
  Prepaid expenses                                   2,639             3,864
  Deferred selling expenses                          3,803             3,474
  Deferred income taxes                              8,420             8,554
                                               ------------      ------------
  Total current assets                              78,832            70,448

MARKETABLE SECURITIES                              104,250            99,817

PROPERTY AND EQUIPMENT:
  Land                                               4,250             4,250
  Building and improvements                         51,759            51,759
  Furniture, fixtures and equipment                 46,822            46,693
                                               ------------      ------------
                                                   102,831           102,702
  Less-Accumulated depreciation                     75,221            74,405
                                               ------------      ------------
  Net property and equipment                        27,610            28,297

DEFERRED INCOME TAXES                               25,281            22,955

GOODWILL                                            73,452            73,452

INTANGIBLE ASSETS                                   21,941            23,237

OTHER ASSETS                                           145               141
                                               ------------      ------------
Total assets                                   $   331,511       $   318,347
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 26, 2005 and DECEMBER 31, 2004
                            (In thousands of dollars)


                                                March 26,
                                                  2005           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)           2004
---------------------------------------        ------------      ------------
CURRENT LIABILITIES:
  Current portion of long-term debt            $     7,500       $     7,500
  Accounts payable                                  18,392            18,324
  Employee compensation and benefits payable        22,444            24,678
  Income taxes payable                               5,703             1,961
  Dividends payable                                  5,079                --
  Deferred revenues                                118,572           112,085
                                               ------------      ------------
  Total current liabilities                        177,690           164,548

LONG-TERM DEBT                                      62,500            62,500

POSTRETIREMENT BENEFITS, less current portion       71,790            67,518

OTHER LIABILITIES                                    8,624             8,682
                                               ------------       -----------
Total liabilities                                  320,604           303,248
                                               ------------       -----------
STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
      shares; issued 30,000,000 shares              30,000            30,000
    Class B - Nonvoting; authorized 30,000,000
      shares; issued 24,634,865 shares              24,635            24,635
    Class C - Nonvoting; authorized 5,000,000
      shares; issued 2,531,680 shares                2,532             2,532
  Additional paid-in capital                        17,449            15,910
  Retained earnings                                106,908           108,030
  Treasury stock, at cost - 25,573,937
    shares in 2005 and 25,448,032 in 2004         (169,772)         (166,154)
  Elements of other comprehensive income:
    Net unrealized (loss)/gain
      on marketable securities                        (683)              354
    Foreign currency translation adjustment           (162)             (208)
                                               ------------      ------------
Total stockholders' equity                          10,907            15,099
                                               ------------      ------------
Total liabilities and stockholders' equity     $   331,511       $   318,347
                                               ============      ============

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 12-WEEKS ENDED MARCH 26, 2005 and MARCH 27, 2004
                                   (Unaudited)
                            (In thousands of dollars)


                                                      12 Weeks Ended
                                              March 26, 2005    March 27, 2004
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $     3,957       $     3,701
Items with different cash requirements
  than reflected in net income--
    Depreciation and amortization                    2,373             2,625
    Gain on sales of securities                       (252)             (284)
    Capitalized interest                                --               (80)
    Others                                             (79)             (218)
Changes in operating assets and liabilities--
  Receivables                                        4,113             7,246
  Deferred revenues                                  6,487             4,183
  Payables and accrued liabilities                  (3,824)           (5,264)
  Postretirement benefits                            4,272             3,363
  Deferred income taxes                             (1,659)             (422)
  Deferred selling expenses                           (329)              155
  Inventories                                         (243)             (303)
  Other assets and liabilities--net                  1,234             1,036
                                               ------------      ------------
Net cash provided by operating activities           16,050            15,738
                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures--
    Capitalized software                              (237)             (886)
    Purchase of equipment and furnishings             (154)             (152)
    Proceeds from sale of assets                        --                 9
                                               ------------      ------------
Net cash (used for) capital expenditures              (391)           (1,029)
                                               ------------      ------------
Securities investments--
  Proceeds from sales and maturities                18,188            27,199
  Purchases                                        (19,203)          (30,113)
                                               ------------      ------------
  Net cash (used for) securities investments        (1,015)           (2,914)
                                               ------------      ------------
  Net cash (used for) investing activities          (1,406)           (3,943)
                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                 2,930             1,015
  Purchases of treasury stock                       (5,009)           (7,593)
                                               ------------      ------------
  Net cash (used for)financing activities           (2,079)           (6,578)
                                               ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           12,565             5,217

CASH AND CASH EQUIVALENTS, beginning of period       8,442            18,488
                                               ------------      ------------
CASH AND CASH EQUIVALENTS, end of period       $    21,007       $    23,705
                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                $     1,378       $     1,392
  Income taxes paid                                    216             2,367

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                                 March 26, 2005
                                   (Unaudited)

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

Notes contained in the 2004 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 2004 Annual Report to security holders have been omitted. Certain prior year balances have been reclassified to conform to current year presentation.

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

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

                              March 26,          December
                                2005             31, 2004
                             -----------        -----------
Materials and supplies       $    2,171         $    2,130
Work in process                     565                304
Finished goods                    1,042              1,101
                             -----------        -----------
Totals                       $    3,778         $    3,535
                             ===========        ===========

NOTE 3:   Stockholders' Equity

Treasury stock as of March 26, 2005 and December 31, 2004, respectively, consisted of: Class A, 16,325,377 and 16,345,261 shares; Class B, 6,729,320 and 6,583,531 shares; and Class C, 2,519,240 and 2,519,240 shares.

NOTE 4:   Segment Information

In thousands of dollars:

                         Total       Intersegment     External
                       Operating      Operating      Operating      Operating
12 Weeks Ended:         Revenues       Revenues       Revenues       Profit
------------------    -----------    -----------    -----------    -----------
March 26, 2005
  Publishing          $   59,859     $       --     $   59,859     $    6,258
  Printing                 9,306          2,565          6,741            671
  Software                 4,374            727          3,647           (391)
                      -----------    -----------    -----------    -----------
          Total       $   73,539     $    3,292     $   70,247     $    6,538
                      ===========    ===========    ===========    ===========
March 27, 2004
  Publishing          $   61,069     $       --     $   61,069     $    6,415
  Printing                 7,909          2,817          5,092              7
  Software                 4,474            722          3,752           (544)
                      -----------    -----------    -----------    -----------
          Total       $   73,452     $    3,539     $   69,913     $    5,878
                      ===========    ===========    ===========    ===========

NOTE 5: Goodwill and Intangible Assets

Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,537,000.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                        March 26, 2005                  December 31, 2004
                 -----------------------------     -----------------------------
                 Gross Carrying   Accumulated      Gross Carrying   Accumulated
                     Amount      Amortization         Amount       Amortization
                 -----------------------------     -----------------------------
 Software        $      29,445  $     (16,395)     $      29,208   $    (15,555)
 Customer Lists         13,733        (11,076)            13,733        (10,632)
 Copyrights              9,145         (4,012)             9,145         (3,801)
 Other                   2,182         (1,081)             2,182         (1,043)
                 -----------------------------     -----------------------------
    Total        $      54,505  $     (32,564)          $ 54,268   $    (31,031)
                 =============================     =============================

Amortization expense for the above assets in the first quarters of 2005 and 2004, respectively, was $1,533,000 and $1,669,000.

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost were as follows (in thousands of dollars):


                                              12 Weeks Ended
                                          3/26/05          3/27/04
                                        -----------      -----------
Pension Benefits:
  Service cost                          $    1,807       $    1,719
  Interest cost                              2,294            2,307
  Expected return on plan assets            (2,406)          (2,029)
  Amortization of prior service
    cost and of net actuarial loss             386              319
                                        -----------      -----------
    Total                               $    2,081       $    2,316
                                        ===========      ===========

Other Postretirement Benefits:
  Service cost                          $    1,187       $      872
  Interest cost                              1,729            1,233
  Expected return on plan assets              (472)            (428)
  Amortization of prior service
    cost and of net actuarial loss             566               34
                                        -----------      -----------
          Total                         $    3,010       $    1,711
                                        ===========      ===========

                                     PART I

Item 2.     Management's Discussion and Analysis of Results of Operations
-------     -------------------------------------------------------------
            and Financial Position
            ----------------------

It is presumed that users of this interim report have read or have access to the audited financial statements and management's discussion and analysis contained in the 2004 Annual Report to security holders, hereby incorporated by reference. This interim report is intended to provide an update of the disclosures contained in the 2004 Annual Report to security holders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

RESULTS OF OPERATIONS

Twelve weeks 2005 compared to twelve weeks 2004
-----------------------------------------------
Profit growth continued into the first quarter of 2005. BNA achieved records for first quarter operating profit and net income per share due to a strong performance by the printing segment.

Consolidated revenues were up 0.5 percent to $70.2 million in the first quarter of 2005, compared to 2004, reflecting a sharp increase in commercial printing revenues which more than offset decreases for the publishing and software segments. Consolidated operating expenses decreased 0.5 percent. The consolidated operating profit of $6.5 million was 11.2 percent above last year. Net income for the first quarter was $4.0 million, a 6.9 percent increase over 2004 results. Net income per share was $.13 for the quarter versus $.11 in 2004.

Publishing segment revenues were down 2.0 percent compared to the prior year's fast start. Kennedy Information recorded strong revenue growth, but the other units had flat or lower revenues. A substantial portion of the revenue decline is attributable to timing differences, and segment revenues are still expected to increase for 2005. Publishing operating expenses were down 1.9 percent mostly due to lower fulfillment expenses and lower staffing expenses. The operating profit for the Publishing segment declined 2.4 percent for the first quarter to $6.3 million.

Printing segment total revenues were up 17.7 percent compared to 2004. Commercial sales were up 32.4 percent, due to additional sales to existing customers, sales to new customers, and an upturn in financial printing work. Intersegment revenues, expected to decline as Publishing segment subscribers continue to migrate from print to electronic products, were down 8.9 percent. Operating expenses were up 9.3 percent, reflecting higher variable costs. The operating profit was $671,000 in 2005 compared to $7,000 in last year's first quarter.

Software segment total revenues were down 2.2 percent compared to 2004 and expenses decreased 5.0 percent. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues declined 5.6 percent compared to 2004. Intersegment sales were essentially unchanged while license revenues from external customers declined. Operating expenses decreased 14.6 percent due mainly to lower marketing and amortization expenses, and STF achieved a 4.3 percent increase in its operating profit. BNA Software earns the majority of its revenues and all of its profits in the second half of the year. For the first quarter, revenues grew 5.2 percent mainly due to higher sales of BNA Estate and Gift Tax Preparer software, while operating expenses decreased 0.4 percent. BNA Software recorded a $1.9 million operating loss in the first quarter of 2005; it had a $2.0 million loss in the first quarter of 2004. The total software segment had a $391,000 operating loss in 2005 compared to a $544,000 loss in 2004.

A slight increase in investment and other income was offset by higher interest expense. Other comprehensive income reflected an unrealized holding loss in 2005 compared to a gain in 2004.


Outlook
-------
The first quarter results are a good start on 2005, with higher revenues and profits from the printing and software segments. We expect to see similar results from the publishing operations when year-to-year timing differences reverse.

Our financial goal for 2005 is to improve on the strong 2004 financial results. This won't be easy. But we will use the same formula that has served us well in the past; that is, finding ways to grow profitable revenues and a strong commitment to containing costs.


FINANCIAL POSITION

Cash provided from operating activities was $16.0 million in the first twelve weeks of 2005, a 2.0 percent increase over the $15.7 million provided from the first twelve weeks of 2004. Customer receipts were up 0.7 percent, and operating expenditures increased 0.4 percent from 2004. Cash used for investing activities was $1.4 million. Capital expenditures amounted to $0.4 million and cash used for the investment portfolio totaled $1.0 million. During the quarter, sales of capital stock to employees totaled $2.9 million. Capital stock repurchases amounted to $5.0 million.


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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
-------     ----------------------------------------------------------
There have been no material changes in market risk since December 31, 2004.


Item 4.     Controls and Procedures
-------     -----------------------
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934), Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information the Company is required to disclose in its periodic SEC filings. There was no change in the Company's internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II

Item 1.     Legal Proceedings
-------     -----------------
There were no material legal proceedings.


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
-------     -----------------------------------------------------------
During the twelve weeks ended March 26, 2005, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

                                  Total Number        Average Price
                                   of Shares            Paid per
Four-Week Period                   Purchased              Share
---------------------------------------------------------------------------
January 1, 2005-
  January 29, 2005                   167,840             $12.00
January 30, 2005-
  February 26, 2005                   50,222             $12.00
February 27, 2005-
  March 26, 2005                     190,004             $12.59


Item 3.     Defaults upon Senior Securities
-------     -------------------------------
There were no defaults upon senior securities.


Item 4.     Submission of Matters to a Vote of Securities Holders
-------     -----------------------------------------------------
The annual meeting for stockholders was held April 16, 2005. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

 Results of the election for ten stockholder directors and five non-stockholder directors:

       Stockholder Candidates
       Nominee                               Shares Voted For
       ------------------------------------------------------
       Gregory C. McCaffery                  7,496,851
       Paul N. Wojcik                        7,156,763
       George J. Korphage                    6,693,117
       Cynthia J. Bolbach                    6,470,272
       Paul A. Blakely                       5,677,669
       Eunice L. Bumgardner                  5,574,218
       Neil R. Froemming                     5,468,537
       Sandra C. Degler                      5,403,884
       Robert L. Velte                       5,095,538
       Margret S. Hullinger                  4,689,731



       John R. Small                         3,278,074


       Non-stockholder Candidates
       Nominee                               Shares Voted For
       ------------------------------------------------------
       Susan E. Rice                         6,466,567
       Ellen Taus                            6,430,482
       Daniel W. Toohey                      5,756,129
       Jonathan Newcomb                      5,515,471
       Gerald S. Hobbs                       5,388,986


Item 5.     Other Information
-------     -----------------
No other information is presented herein.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32          Certification of the CEO and CFO pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      The Bureau of National Affairs, Inc.
                      Registrant




      5/4/2005                        s/Paul N. Wojcik
-----------------------               ----------------------------------
        Date                          Paul N. Wojcik
                                      President and Chief Executive Officer




      5/4/2005                        s/George J. Korphage
-----------------------               ---------------------------------
        Date                          George J. Korphage
                                      Vice President and Chief Financial Officer