Form 10-Q
period 2005-06-18
BUREAU OF NATIONAL AFFAIRS INC
filed 2005-07-27
CIK 15393

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

For the quarterly period ended June 18, 2005      Commission file number 2-28286
--------------------------------------------      ------------------------------

THE BUREAU OF NATIONAL AFFAIRS, INC.                     53-0040540
------------------------------------        ------------------------------------
      A Delaware Corporation                (I.R.S. Employer Identification No.)

       1231 25th St., N. W.,                           (202) 452-4200
      Washington, D.C. 20037                ------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 18, 2005 was 13,402,294 Class A common shares, 17,983,779 Class B common shares, and 12,440 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 24-WEEKS ENDED JUNE 18, 2005 and JUNE 19, 2004
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                       24 Weeks  Ended
                                               June 18, 2005     June 19, 2004
                                               -------------     -------------
OPERATING REVENUES                             $    140,924      $    139,814
                                               -------------     -------------
OPERATING EXPENSES:
  Editorial, production, and distribution            79,087            76,927
  Selling                                            23,610            25,846
  General and administrative                         25,718            25,232
                                               -------------     -------------
  TOTAL OPERATING EXPENSES                          128,415           128,005
                                               -------------     -------------
OPERATING PROFIT                                     12,509            11,809
                                               -------------     -------------
NON-OPERATING INCOME (EXPENSE):
  Investment income                                   1,897             1,780
  Interest expense                                   (2,769)           (2,591)
  Other income (expense), net                            (1)              (69)
                                               -------------     -------------
TOTAL NON-OPERATING EXPENSE                            (873)             (880)
                                               -------------     -------------
INCOME BEFORE INCOME TAXES                           11,636            10,929
PROVISION FOR INCOME TAXES                            4,183             3,793
                                               -------------     -------------
NET INCOME                                            7,453             7,136
OTHER COMPREHENSIVE EXPENSE                             (91)           (1,163)
                                               -------------     -------------
COMPREHENSIVE INCOME                           $      7,362      $      5,973
                                               =============     =============

NET INCOME PER SHARE                           $        .24      $        .22
                                               =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING              31,538,830        32,848,352
                                               =============     =============


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE 12-WEEKS ENDED JUNE 18, 2005 and JUNE 19, 2004
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)

                                                       12 Weeks  Ended
                                               June 18, 2005     June 19, 2004
                                               -------------     -------------
OPERATING REVENUES                             $     70,677      $     69,901
                                               -------------     -------------
OPERATING EXPENSES:
  Editorial, production, and distribution            39,965            38,157
  Selling                                            11,899            13,077
  General and administrative                         12,842            12,736
                                               -------------     -------------
  TOTAL OPERATING EXPENSES                           64,706            63,970
                                               -------------     -------------
OPERATING PROFIT                                      5,971             5,931
                                               -------------     -------------
NON-OPERATING INCOME:
  Investment income                                     875               747
  Interest expense                                   (1,387)           (1,297)
  Other income (expense), net                            (1)              (54)
                                               -------------     -------------
TOTAL NON-OPERATING EXPENSE                            (513)             (604)
                                               -------------     -------------
INCOME BEFORE INCOME TAXES                            5,458             5,327
PROVISION FOR INCOME TAXES                            1,962             1,892
                                               -------------     -------------
NET INCOME                                            3,496             3,435

OTHER COMPREHENSIVE INCOME (EXPENSE)                    900            (1,336)
                                               -------------     -------------
COMPREHENSIVE INCOME                           $      4,396      $      2,099
                                               =============     =============

NET INCOME PER SHARE                           $        .11      $        .11
                                               =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING              31,487,672        32,513,172
                                               =============     =============


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 18, 2005 and DECEMBER 31, 2004
                            (In thousands of dollars)


                                               June 18, 2005      December 31,
ASSETS                                          (Unaudited)           2004
-----------------------------------------      -------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                    $     13,790      $      8,442
  Short-term investments                             12,753            11,752
  Receivables (net of allowance for doubtful
   accounts of $1,543 in 2005 and $2,097 in 2004)    22,136            30,827
  Inventories                                         3,362             3,535
  Prepaid expenses                                    5,321             3,864
  Deferred selling expenses                           3,331             3,474
  Deferred income taxes                               8,604             8,554
                                               -------------     -------------
  Total current assets                               69,297            70,448

MARKETABLE SECURITIES                               100,946            99,817

PROPERTY AND EQUIPMENT:
  Land                                                4,250             4,250
  Building and improvements                          51,759            51,759
  Furniture, fixtures and equipment                  46,521            46,693
                                               -------------      ------------
                                                    102,530           102,702
  Less-Accumulated depreciation                      75,487            74,405
                                               -------------      ------------
  Net property and equipment                         27,043            28,297

DEFERRED INCOME TAXES                                24,765            22,955

GOODWILL                                             73,366            73,452

INTANGIBLE ASSETS                                    20,634            23,237

OTHER ASSETS                                            461               141
                                               -------------     -------------
Total assets                                   $    316,512      $    318,347
                                               =============     =============


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 18, 2005 and DECEMBER 31, 2004
                            (In thousands of dollars)


                                               June 18, 2005      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)          2004
------------------------------------------     -------------     -------------
CURRENT LIABILITIES:
  Current portion of long-term debt            $      7,500      $      7,500
  Accounts payable                                   12,184            18,324
  Employee compensation and benefits payable         23,775            24,678
  Income taxes payable                                2,590             1,961
  Deferred revenues                                 114,800           112,085
                                               -------------     -------------
  Total current liabilities                         160,849           164,548

LONG-TERM DEBT                                       62,500            62,500

POSTRETIREMENT BENEFITS, less current portion        71,319            67,518

OTHER LIABILITIES                                     8,585             8,682
                                               -------------     -------------
Total liabilities                                   303,253           303,248
                                               -------------     -------------
STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
      shares; issued 30,000,000 shares               30,000            30,000
    Class B - Nonvoting; authorized 30,000,000
      shares; issued 24,634,865 shares               24,635            24,635
    Class C - Nonvoting; authorized 5,000,000
      shares; issued 2,531,680 shares                 2,532             2,532
  Additional paid-in capital                         19,213            15,910
  Retained earnings                                 110,404           108,030
  Treasury stock, at cost - 25,768,032
    shares in 2005 and 25,448,032 in 2004          (173,580)         (166,154)
  Elements of other comprehensive income (expense):
   Net unrealized gain on marketable securities         197               354
   Foreign currency translation adjustment             (142)             (208)
                                               -------------     -------------
Total stockholders' equity                           13,259            15,099
                                               -------------     -------------
Total liabilities and stockholders' equity     $    316,512      $    318,347
                                               =============     =============


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 24-WEEKS ENDED JUNE 18, 2005 and JUNE 19, 2004
                                   (Unaudited)
                            (In thousands of dollars)



                                                       24 Weeks  Ended
                                               June 18, 2005     June 19, 2004
                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                   $      7,453      $      7,136
  Adjustments to reconcile net income to net
    cash provided by operating activities--
    Depreciation and amortization                     4,698             4,982
    Gain on sales of securities                        (281)             (216)
    Capitalized interest                                 --              (174)
    Others                                              110              (276)
    Changes in operating assets and liabilities--
      Receivables                                     8,690             8,681
      Deferred revenues                               2,715               945
      Payables and accrued liabilities               (6,672)           (6,283)
      Postretirement benefits                         4,059             7,624
      Deferred income taxes                          (1,811)           (1,248)
      Deferred selling expenses                         143               603
      Inventories                                       173              (473)
      Other assets and liabilities--net              (1,772)            1,091
                                                ------------     -------------
 Net cash provided by operating activities           17,505            22,392
                                                ------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures--
     Capitalized software                              (464)           (1,829)
     Purchase of equipment and furnishings             (378)             (523)
     Business purchase price adjustment                  86               400
     Proceeds from sale of assets                        --               113
                                                 -----------     -------------
  Net cash used for capital expenditures               (756)           (1,839)
                                                 -----------     -------------
  Securities investments--
    Proceeds from sales and maturities               26,584            40,465
    Purchases                                       (28,783)          (43,393)
                                                 -----------     -------------
  Net cash used for securities investments           (2,199)           (2,928)
                                                 -----------     -------------
Net cash used for investing activities               (2,955)           (4,767)
                                                 -----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                  5,565             3,213
  Purchases of treasury stock                        (9,688)          (17,238)
  Dividends paid                                     (5,079)           (4,973)
                                                 -----------     -------------
Net cash used for financing activities               (9,202)          (18,998)
                                                 -----------     -------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                            5,348            (1,373)

CASH AND CASH EQUIVALENTS, beginning of period        8,442            18,488
                                                 -----------     -------------
CASH AND CASH EQUIVALENTS, end of period         $   13,790      $     17,115
                                                 ===========     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                  $    2,750      $      2,789
  Income taxes paid                                   5,365             5,067


          See accompanying notes to consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                                  June 18, 2005
                                   (Unaudited)

NOTE 1:  General

The information in this report has not been audited. Results for the twenty-four weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial statements applied on a consistent basis.

Notes contained in the 2004 Annual Report to security holders are hereby incorporated by reference. Note disclosures which would substantially duplicate those contained in the 2004 Annual Report to security holders have been omitted. Certain prior year balances have been reclassified to conform to current year presentation.

The reported amounts of some assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with U.S. generally accepted accounting principles applicable to interim financial statements. Estimates and assumptions are used for measuring such items as postretirement benefits, deferred tax assets, and the allowance for doubtful accounts, and for evaluating the possible impairment of intangible assets and goodwill. Estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

                              June 18,       December 31,
                                2005             2004
                            -----------      -----------
Materials and supplies      $    2,015       $    2,130
Work in process                    361              304
Finished goods                     986            1,101
                            -----------      -----------
Totals                      $    3,362       $    3,535
                            ===========      ===========

NOTE 3:   Stockholders' Equity

Treasury stock as of June 18, 2005 and December 31, 2004, respectively, consisted of: Class A, 16,597,706 and 16,345,261 shares; Class B, 6,651,086 and 6,583,531 shares; and Class C, 2,519,240 and 2,519,240 shares.

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $15.5 million as of June 18, 2005, is known or expected to be tendered in the next twelve months. The actual amount will likely be higher.

NOTE 4:   Segment Information

In thousands of dollars:
                           Total       Intersegment     External
                         Operating      Operating      Operating      Operating
12 Weeks Ended:          Revenues        Revenues       Revenues     Profit/Loss
------------------      -----------    -----------    -----------    -----------
June 18, 2005
  Publishing            $   61,643     $       --     $   61,643     $    6,772
  Printing                   9,142          2,483          6,659            665
  Software                   3,001            626          2,375         (1,466)
                        -----------    -----------    -----------    -----------
    Total               $   73,786     $    3,109     $   70,677     $    5,971
                        ===========    ===========    ===========    ===========

June 19, 2004
  Publishing            $   61,864     $       --     $   61,864     $    7,850
  Printing                   8,433          2,426          6,007           (152)
  Software                   2,544            514          2,030         (1,767)
                        -----------    -----------    -----------    -----------
    Total               $   72,841     $    2,940     $   69,901     $    5,931
                        ===========    ===========    ===========    ===========

24 Weeks Ended:
--------------------------------------------------------------------------------
June 18, 2005
  Publishing            $  121,502     $       --     $  121,502     $   13,030
  Printing                  18,448          5,048         13,400          1,336
  Software                   7,375          1,353          6,022         (1,857)
                        -----------    -----------    -----------    -----------
    Total               $  147,325     $    6,401     $  140,924     $   12,509
                        ===========    ===========    ===========    ===========

June 19, 2004
  Publishing            $  122,933     $       --     $  122,933     $   14,265
  Printing                  16,342          5,243         11,099           (145)
  Software                   7,018          1,236          5,782         (2,311)
                        -----------    -----------    -----------    -----------
    Total               $  146,293     $    6,479     $  139,814     $   11,809
                        ===========    ===========    ===========    ===========


NOTE 5: Goodwill and Intangible Assets

      Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,451,000. The software segment's goodwill was reduced by $86,000 in 2005 to record a business purchase price adjustment.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                        June 18, 2005                   December 31, 2004
                 ----------------------------     -----------------------------
                Gross Carrying   Accumulated      Gross Carrying   Accumulated
                     Amount     Amortization          Amount      Amortization
                -----------------------------     -----------------------------
Software        $      29,672   $    (17,234)     $      29,208   $    (15,555)
Customer Lists         13,733        (11,521)            13,733        (10,632)
Copyrights              9,145         (4,223)             9,145         (3,801)
Other                   2,182         (1,120)             2,182         (1,043)
                -----------------------------     -----------------------------
    Total       $      54,732   $    (34,098)     $      54,268   $    (31,031)
                =============================     =============================

Amortization expense for the above assets in the first two quarters of 2005 and 2004, respectively, was $3,067,000 and $3,163,000.

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost were as follows (in thousands of dollars):


                                       12 Weeks Ended         24 Weeks Ended
                                    6/18/05     6/19/04     6/18/05     6/19/04
                                   ---------   ---------   ---------   ---------
Pension Benefits:
  Service cost                     $  1,605    $  1,626    $  3,412    $  3,345
  Interest cost                       2,498       2,254       4,792       4,561
  Expected return on plan assets     (2,652)     (2,043)     (5,058)     (4,072)
  Amortization of prior service
    cost and of net actuarial loss      262         286         648         605
                                   ---------   ---------   ---------   ---------
      Total expense                $  1,713    $  2,123    $  3,794    $  4,439
                                   =========   =========   =========   =========

Other Postretirement Benefits:
  Service cost                     $  1,094    $  1,157    $  2,281    $  2,029
  Interest cost                       1,665       1,659       3,394       2,892
  Expected return on plan assets       (473)       (432)       (945)       (860)
  Amortization of prior service
    cost and of net actuarial gain      552         585       1,118         619
                                   ---------   ---------   ---------   ---------
      Total expense                $  2,838    $  2,969    $  5,848    $  4,680
                                   =========   =========   =========   =========

                                     PART I

Item 2.      Management's Discussion and Analysis of Results of Operations
-------      -------------------------------------------------------------
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

RESULTS OF OPERATIONS

Twenty-four weeks 2005 compared to twenty-four weeks 2004
---------------------------------------------------------
BNA's consolidated revenues and profits for the first half of 2005 continued to exceed those of last year, mainly due to a strong operating performance by the printing segment.

Consolidated revenues increased 0.8 percent to $140.9 million in the first half of 2005, while operating expenses were up 0.3 percent. As a result, the consolidated operating profit was up 5.9 percent to $12.5 million. Net income was $7.5 million for the first half, a 4.4 percent increase over 2004. Earnings per share were $.24, up from $.22 per share, due to the higher net income and fewer outstanding shares.

Publishing segment revenues declined $1.4 million, or 1.2 percent, to $121.5 million compared to the prior year's first half. BNA Books revenues were down $1.2 million due to differences in release dates of some bigger-selling titles. Parent and Tax Management combined subscription and other revenues were down just under $1 million, due in part to lower copyright and online royalty revenues. Kennedy Information's revenues grew 25 percent due to stronger sales in each of its markets. Publishing revenues are still expected to increase slightly in 2005. Despite a $0.7 million IOMA reorganization charge, publishing operating expenses in the first half were down 0.2 percent compared to last year, mainly due to lower fulfillment and selling expenses. Selling expenses reflected lower staffing costs for the home office and field sales force related to the restructuring of the selling function. Nonetheless, the publishing segment's operating profit was down 8.7 percent for the first half of 2005.

Printing segment total revenues were up 12.9 percent compared to 2004. Commercial sales were up 21 percent, due mostly to an upturn in financial printing work. Intersegment revenues, expected to decline as Publishing segment subscribers continue to migrate from print to electronic products, were down 3.7 percent. Operating expenses were up only 3.8 percent, reflecting higher variable costs, mitigated by operating efficiencies. The operating profit was $1.3 million in 2005 compared to a $145,000 loss in last year's first two quarters.

Software segment total revenues increased 5.1 percent compared to 2004 and operating expenses decreased 1.0 percent. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues increased 4.7 percent due to higher intersegment sales and higher revenues from external customers. Amortization expenses on intangible assets were $.3 million lower in 2005, while other operating expenses increased 3.3 percent. STF achieved a 29 percent increase in its operating profit. BNA Software earns the majority of its revenues and all of its profits in the second half of the year. For the first half, revenues grew 5.8 percent due mainly to higher sales of BNA Estate and Gift Tax Preparer software, while expenses were up 2.4 percent. BNA Software had a $3.9 million operating loss in the first half of 2005, unchanged from 2004. The total software segment recorded a $1.9 million operating loss in 2005, compared to a $2.3 million loss in 2004.

Investment income increased $117,000 due to higher investment balances, higher market yields, and higher realized gains on sales. Interest expense was up $178,000. Other comprehensive income reflects unrealized holding losses in 2005 and 2004.

Twelve weeks 2005 compared to twelve weeks 2004
-----------------------------------------------
For the second quarter only, consolidated revenues increased 1.1 percent, due to strong performances by the software and printing segments. Operating expenses increased 1.2 percent. Operating profit was up 0.7 percent, and net income was up 1.8 percent. The revenue and expense factors mentioned above also affected second quarter comparisons, particularly the IOMA reorganization charge. Earnings per share for the quarter were unchanged, at $.11.

Outlook
-------
The first half results are a good start for 2005, with higher revenues and profits from the printing and software segments. While we hope to see similar results from the publishing segment when year-to-year timing differences are ironed out, there are several challenges to be overcome for that segment to match the strong performance in 2004, when publishing's operating profit increased 30 percent. These challenges include the loss of a highly profitable Pike & Fischer editorial services contract and IOMA 2005 reorganization expenses. Our financial goal for 2005 is to improve on the strong 2004 consolidated financial results. This won't be easy as shown by our results to date, but we believe it is achievable by finding ways to grow profitable revenues and by continuing our strong commitment to cost containment.

A major milestone was reached in June, when BNA announced that it will be relocating to Crystal City, Virginia in the spring of 2007. A Form 8-K was filed with information about the relocation. Definitive agreements are being negotiated now, and when completed, more information can be released. We are very confident that the relocation makes sense for both employees and stockholders.


FINANCIAL POSITION

Cash provided from operating activities was $17.5 million in the first twenty-four weeks of 2005, a decrease of $4.9 million, from the first twenty-four weeks of 2004. Customer receipts were up 1.6 percent, but operating expenditures increased 5.6 percent from 2004. The higher expenditures include $4 million more in pension contributions in 2005 to date, although the total contribution are not expected to exceed the total 2004 pension contributions, and $1.8 million for a two-year prepaid royalty agreement. Cash used for investing activities was $3.0 million. Capital expenditures amounted to $0.8 million and cash used for the investment portfolio totaled $2.2 million.

During the period, sales of capital stock to employees totaled $5.6 million. The Company paid dividends of $5.1 million, and capital stock repurchases amounted to $9.7 million.

With over $127 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

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



                                     PART II

Item 1.     Legal Proceedings
-------     -----------------
There were no material legal proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
-------     -----------------------------------------------------------
During the twelve weeks ended June 18, 2005, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.


                                       Total Number           Average
                                         of Shares             Price
Four-week Period                         Purchased         Paid per Share
----------------------------------------------------------------------------
March 27, 2005- April 26, 2005            183,070            $12.75

April 26, 2005- May 23, 2005              109,759            $12.75

May 24, 2005- June 18, 2005                74,108            $12.75

Item 3.     Defaults upon Senior Securities
-------     -------------------------------
There were no defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Securities Holders
-------     -----------------------------------------------------
See form 10-Q for the quarter ended March 26, 2005 for the results of the election of directors held at the annual meeting for stockholders on April 16, 2005.

Item 5.     Other Information
-------     -----------------
No other information is presented herein.

Item 6.     Exhibits
-------     --------
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




    July 27, 2005                     s/Paul N. Wojcik
-----------------------               ----------------------------------
        Date                          Paul N. Wojcik
                                      President and Chief Executive Officer

    July 27, 2005                     s/George J. Korphage
-----------------------               ---------------------------------
        Date                          George J. Korphage
                                      Vice President and Chief Financial Officer