Form 10-Q
period 2005-09-10
BUREAU OF NATIONAL AFFAIRS INC
filed 2005-10-19
CIK 15393

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

For the quarterly period ended Sept. 10, 2005     Commission file number 2-28286
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 10, 2005 was 13,208,974 Class A common shares, 18,133,430 Class B common shares, and 12,440 Class C common shares.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE 36-WEEKS ENDED SEPTEMBER 10, 2005 and SEPTEMBER 11, 2004
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                     36 Weeks Ended
                                               Sept.10, 2005    Sept.11, 2004
                                               -------------    -------------
OPERATING REVENUES                              $  217,250       $  212,808
                                               -------------    -------------
OPERATING EXPENSES:
  Editorial, production, and distribution          118,809          115,166
  Selling                                           35,518           38,262
  General and administrative                        39,567           37,598
                                               -------------    -------------
  TOTAL OPERATING EXPENSES                         193,894          191,026
                                               -------------    -------------
OPERATING PROFIT                                    23,356           21,782
                                               -------------    -------------
NON-OPERATING INCOME (EXPENSE):
  Investment income                                  2,766            2,553
  Interest expense                                  (4,168)          (3,855)
  Other income (expense), net                          (26)             (68)
                                               -------------    -------------
TOTAL NON-OPERATING EXPENSE                         (1,428)          (1,370)
                                               -------------    -------------
INCOME BEFORE INCOME TAXES                          21,928           20,412
PROVISION FOR INCOME TAXES                           7,883            7,322
                                               -------------    -------------
NET INCOME                                          14,045           13,090
OTHER COMPREHENSIVE INCOME (EXPENSE)                   360             (350)
                                               -------------    -------------
COMPREHENSIVE INCOME                            $   14,405       $   12,740
                                               =============    =============

NET INCOME PER SHARE                            $      .45       $      .40
                                               =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING             31,486,808       32,723,321
                                               =============    =============


            See notes to unaudited consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE 12-WEEKS ENDED SEPTEMBER 10, 2005 and SEPTEMBER 11, 2004
                                   (Unaudited)
               (In thousands of dollars, except per share amounts)


                                                      12 Weeks Ended
                                               Sept.10, 2005    Sept.11, 2004
                                               -------------    -------------
OPERATING REVENUES                              $   76,326       $   72,994
                                               -------------    -------------
OPERATING EXPENSES:
  Editorial, production, and distribution           39,722           38,239
  Selling                                           11,908           12,416
  General and administrative                        13,849           12,366
                                               -------------    -------------
  TOTAL OPERATING EXPENSES                          65,479           63,021
                                               -------------    -------------
OPERATING PROFIT                                    10,847            9,973
                                               -------------    -------------
NON-OPERATING INCOME:
  Investment income                                    869              773
  Interest expense                                  (1,399)          (1,264)
  Other income (expense), net                          (25)               1
                                               -------------    -------------
  TOTAL NON-OPERATING EXPENSE                         (555)            (490)
                                               -------------    -------------
INCOME BEFORE INCOME TAXES                          10,292            9,483
PROVISION FOR INCOME TAXES                           3,700            3,529
                                               -------------    -------------
NET INCOME                                           6,592            5,954

OTHER COMPREHENSIVE INCOME                             451              813
                                               -------------    -------------
COMPREHENSIVE INCOME                            $    7,043       $    6,767
                                               =============    =============

NET INCOME PER SHARE                            $      .21       $      .18
                                               =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING             31,373,695       32,433,203
                                               =============    =============


            See notes to unaudited consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 10, 2005 and DECEMBER 31, 2004
                            (In thousands of dollars)


                                                September 10,
                                                    2005         December 31,
ASSETS                                           (Unaudited)         2004
-----------------------------------------       -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                     $   26,891       $    8,442
  Short-term investments                            19,833           11,752
  Receivables (net of allowance for doubtful
    accounts of $1,832 in 2005 and $2,097 in 2004)  27,362           30,827
  Inventories                                        3,550            3,535
  Prepaid expenses                                   4,978            3,864
  Deferred selling expenses                          3,048            3,474
  Deferred income taxes                              8,716            8,554
                                               -------------    -------------
  Total current assets                              94,378           70,448

MARKETABLE SECURITIES                               95,446           99,817

PROPERTY AND EQUIPMENT:
  Land                                               4,250            4,250
  Building and improvements                         51,759           51,759
  Furniture, fixtures and equipment                 46,678           46,693
                                               -------------    -------------
                                                   102,687          102,702
    Less-Accumulated depreciation                   76,234           74,405
                                               -------------    -------------
    Net property and equipment                      26,453           28,297

DEFERRED INCOME TAXES                               24,322           22,955

GOODWILL                                            73,366           73,452

INTANGIBLE ASSETS                                   19,379           23,237

OTHER ASSETS                                           580              141
                                               -------------    -------------
Total assets                                    $  333,924       $  318,347
                                               =============    =============


            See notes to unaudited consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 10, 2005 and DECEMBER 31, 2004
                            (In thousands of dollars)


                                                September 10,
                                                    2005         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)         2004
-----------------------------------------      -------------   -------------
CURRENT LIABILITIES:
  Current portion of long-term debt             $    7,500      $    7,500
  Accounts payable                                  14,821          18,324
  Dividends payable                                  5,049              --
  Employee compensation and benefits payable        25,304          24,678
  Income taxes payable                               5,892           1,961
  Deferred revenues                                116,853         112,085
                                               -------------   -------------
  Total current liabilities                        175,419         164,548

LONG-TERM DEBT                                      62,500          62,500

POSTRETIREMENT BENEFITS, less current portion       70,933          67,518

OTHER LIABILITIES                                    8,451           8,682
                                               -------------   -------------
Total liabilities                                  317,303         303,248
                                               -------------   -------------
STOCKHOLDERS' EQUITY:
  Capital stock, common, $1.00 par value-
    Class A - Voting; Authorized 30,000,000
    shares; issued 30,000,000 shares                30,000           30,000
  Class B - Nonvoting; authorized
    30,000,000 shares; issued 24,634,865 shares     24,635           24,635
  Class C - Nonvoting; authorized
    5,000,000 shares; issued 2,531,680 shares        2,532            2,532

  Additional paid-in capital                        21,723           15,910
  Retained earnings                                111,947          108,030
  Treasury stock, at cost - 25,811,701
    shares in 2005 and 25,448,032 in 2004         (174,722)        (166,154)
  Elements of other comprehensive income (expense):
    Net unrealized gain on marketable securities       640              354
    Foreign currency translation adjustment           (134)            (208)
                                               -------------    -------------
Total stockholders' equity                          16,621           15,099
                                               -------------    -------------
Total liabilities and stockholders' equity      $  333,924       $  318,347
                                               =============    =============



            See notes to unaudited consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE 36-WEEKS ENDED SEPTEMBER 10, 2005 and SEPTEMBER 11, 2004
                                   (Unaudited)
                            (In thousands of dollars)

                                                       36 Weeks Ended
                                               Sept.10, 2005    Sept.11, 2004
                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   14,045       $   13,090
  Adjustments to reconcile net income to net
    cash provided by operating activities--
    Depreciation and amortization                    6,990            7,188
    Gain on sales of securities                       (265)            (261)
    Capitalized interest                                --             (284)
    Others                                             753               53
    Changes in operating assets and liabilities--
      Receivables                                    3,175           10,564
      Deferred revenues                              4,768           (1,597)
      Payables and accrued liabilities                 796              520
      Postretirement benefits                        3,673            6,516
      Deferred income taxes                         (1,723)          (2,009)
      Deferred selling expenses                        426            1,384
      Inventories                                      (15)            (311)
      Other assets and liabilities--net             (1,670)             991
                                               -------------    -------------
  Net cash provided by operating activities         30,953           35,844
                                               -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures--
    Capitalized software                              (712)          (2,962)
    Purchase of equipment and furnishings             (602)          (1,094)
    Business purchase price adjustment                  86              400
    Building improvements                               --               (8)
    Proceeds from sale of assets                        --              114
                                               -------------    -------------
  Net cash used for capital expenditures            (1,228)          (3,550)
                                               -------------    -------------
  Securities investments--
    Proceeds from sales and maturities              39,641           51,449
    Purchases                                      (43,083)         (61,568)
                                               -------------    -------------
  Net cash used for securities investments          (3,442)         (10,119)
                                               -------------    -------------
  Net cash used for investing activities            (4,670)         (13,669)
                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock to employees                 8,476            4,232
  Purchases of treasury stock                      (11,231)         (18,501)
  Dividends paid                                    (5,079)          (4,973)
                                               -------------    -------------
  Net cash used for financing activities            (7,834)         (19,242)
                                               -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           18,449            2,933
CASH AND CASH EQUIVALENTS, beginning of period       8,442           18,488
                                               -------------    -------------
CASH AND CASH EQUIVALENTS, end of period        $   26,891       $   21,421
                                               =============    =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Interest paid                             $    4,110       $   4,169
      Income taxes paid                              5,675           5,105


            See notes to unaudited consolidated financial statements.

                      THE BUREAU OF NATIONAL AFFAIRS, INC.
                   Notes to Consolidated Financial Statements
                               September 10, 2005
                                   (Unaudited)

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

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

                                           September 10,       December 31,
                                               2005                2004
                                          --------------      -------------
      Materials and supplies                  $1,930             $2,130
      Work in process                            701                304
      Finished goods                             919              1,101
                                              ------             ------
      Totals                                  $3,550             $3,535
                                              ======             ======

NOTE 3:   Stockholders' Equity

Treasury stock as of September 10, 2005 and December 31, 2004, respectively, consisted of: Class A, 16,791,026 and 16,345,261 shares; Class B, 6,501,435 and 6,583,531 shares; and Class C, 2,519,240 and 2,519,240 shares.

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $16.9 million as of September 10, 2005, is known or expected to be tendered in the next twelve months. The actual amount will likely be higher.

NOTE 4:   Segment Information

In thousands of dollars:
                          Total       Intersegment     External
                        Operating      Operating      Operating      Operating
12 Weeks Ended:          Revenues       Revenues       Revenues     Profit/Loss
------------------     -----------    -----------    -----------    -----------
September 10, 2005
  Publishing           $   62,769     $       --     $   62,769     $    8,286
  Printing                 10,277          2,488          7,789            762
  Software                  6,233            465          5,768          1,799
                       -----------    -----------    -----------    -----------
    Total              $   79,279     $    2,953     $   76,326     $   10,847
                       ===========    ===========    ===========    ===========

September 11, 2004
  Publishing           $   59,971     $       --     $   59,971     $    7,986
  Printing                  9,884          2,417          7,467            347
  Software                  5,961            405          5,556          1,640
                       -----------    -----------    -----------    -----------
    Total              $   75,816     $    2,822     $   72,994     $    9,973
                       ===========    ===========    ===========    ===========

36 Weeks Ended:
------------------     -----------    -----------    -----------    -----------
September 10, 2005
  Publishing           $  184,271     $       --     $  184,271     $   21,316
  Printing                 28,725          7,536         21,189          2,098
  Software                 13,608          1,818         11,790            (58)
                       -----------    -----------    -----------    -----------
    Total              $  226,604     $    9,354     $  217,250     $   23,356
                       ===========    ===========    ===========    ===========

September 11, 2004
  Publishing           $  182,904     $       --     $  182,904     $   22,251
  Printing                 26,226          7,660         18,566            202
  Software                 12,979          1,641         11,338           (671)
                       -----------    -----------    -----------    -----------
    Total              $  222,109     $    9,301     $  212,808     $   21,782
                       ===========    ===========    ===========    ===========


NOTE 5: Goodwill and Intangible Assets

Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,451,000. The software segment's goodwill was reduced by $86,000 in 2005 to record a business purchase price adjustment.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

                      September 10, 2005               December 31, 2004
                ------------------------------   ------------------------------
                Gross Carrying   Accumulated     Gross Carrying   Accumulated
                    Amount       Amortization        Amount       Amortization
                ------------------------------   ------------------------------
 Software          $ 29,920       $ (18,077)        $ 29,208       $ (15,555)
 Customer Lists      13,733         (11,932)          13,733         (10,632)
 Copyrights           9,145          (4,434)           9,145          (3,801)
 Other                2,182          (1,158)           2,182          (1,043)
                ------------------------------   ------------------------------
    Total          $ 54,980       $ (35,601)        $ 54,268       $ (31,031)
                ==============================   ==============================

Amortization expense for the above assets in the first three quarters of 2005 and 2004, respectively, was $4,570,000 and $4,513,000.

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost were as follows (in thousands of dollars):


                                    12 Weeks Ended            36 Weeks Ended
                                  9/10/05    9/11/04     9/10/05     9/11/04
                                 ---------  ---------   ---------   ---------
Pension Benefits:
 Service cost                    $  1,705    $  1,772    $  5,117    $  5,315
 Interest cost                      2,396       2,181       7,188       6,543
 Expected return on plan assets    (2,530)     (2,036)     (7,588)     (6,108)
 Amortization of prior service
  cost and of net actuarial loss      325         302         973         908
                                 ---------   ---------   ---------   ---------
Total expense                    $  1,896    $  2,219    $  5,690    $  6,658
                                 =========   =========   =========   =========

Other Postretirement Benefits:
 Service cost                    $  1,139    $    980    $  3,420    $  3,009
 Interest cost                      1,697       1,465       5,091       4,357
 Expected return on plan assets      (472)       (431)     (1,417)     (1,291)
 Amortization of prior service
  cost and of net actuarial gain      559         309       1,677         928
                                 ---------   ---------   ---------   ---------
Total expense                    $  2,923    $  2,323    $  8,771    $  7,003
                                 =========   =========   =========   =========

Pension plan contributions were $14 million in 2004 and are expected to be $14 million in 2005. Contributions in the first three quarters were $8.5 million and $5.0 million, respectively, for 2005 and 2004.

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

RESULTS OF OPERATIONS

Thirty-six weeks 2005 compared to thirty-six weeks 2004
-------------------------------------------------------
BNA's consolidated operating results for the first three quarters of 2005 continued to exceed those of last year, as revenues increased for all three segments and operating profits increased for the printing and software segments.

Consolidated revenues increased 2.1 percent to $217.2 million in the first three quarters of 2005, while operating expenses were up 1.5 percent. As a result, the consolidated operating profit grew 7.2 percent to $23.4 million. Net income was $14.0 million for the first three quarters, a 7.3 percent increase over 2004. Earnings per share were $.45, up from $.40 per share due to the higher net income and fewer outstanding shares.

Publishing segment revenues increased $1.4 million, or 0.7 percent, to $184.3 million compared to the prior year. BNA Books revenues are up $1.0 million due to differences in release dates of some bigger-selling titles. Parent and Tax Management combined subscription and other revenues were up $0.4 million, despite lower online and copyright royalty revenues. Kennedy Information revenues grew 14.8 percent due to stronger sales in each of its markets, but that growth was offset by the loss of a highly profitable Pike & Fischer editorial services contract. Publishing operating expenses in the first three quarters were up $2.3 million, or 1.4 percent, compared to last year. Selling expenses declined, reflecting lower field and home office staffing costs resulting from the restructuring of the selling function. Higher general and administrative expenses include operating expenses for the new business system, and higher legal expenses related to employment litigation, infringement actions against other publishers, and relocation contract negotiations. The publishing segment's operating profit declined 4.2 percent for the first three quarters of 2005.

Printing segment total revenues were up 9.5 percent compared to 2004. Commercial sales were up 14.1 percent, due mostly to an upturn in financial printing work. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 1.6 percent. Operating expenses were up only 2.3 percent, reflecting higher variable costs mitigated by staffing and materials efficiencies. The printing segment operating profit was $2.1 million in 2005 compared to $0.2 million in 2004.

Software segment total revenues increased 4.8 percent compared to 2004 and operating expenses increased 0.1 percent. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues increased 4.2 percent due to higher intersegment sales and higher revenues from external customers. Amortization expenses on intangible assets were $.3 million lower in 2005, while other operating expenses decreased 0.4 percent. Excluding amortization expenses, STF achieved a 9.6 percent increase in its operating profit. BNA Software earns the majority of its revenues and all of its profits in the second half of the year. For the first three quarters, revenues grew 5.3 percent due mainly to higher sales of BNA Estate and Gift Tax Preparer and BNA Fixed Assets on the Web, while expenses were up 3.9 percent. BNA Software had a $2.1 million operating loss in the first three quarters of 2005, unchanged from 2004. The total software segment recorded a $58,000 operating loss in the first three quarters of 2005, compared to a $671,000 loss in same period of 2004.

Investment income increased $213,000 due to higher investment balances and higher market yields. Interest expense increased $313,000 over 2004, which had been reduced by capitalized interest related to the development of the new business system. Other comprehensive income reflects an unrealized holding gain in 2005 compared to a loss in 2004.


Twelve weeks 2005 compared to twelve weeks 2004
-----------------------------------------------
For the third quarter only, consolidated revenues increased 4.6 percent due to improvements in all segments. Operating expenses increased 3.9 percent. Operating profit grew 8.8 percent, and net income was up 10.7 percent. The revenue and expense factors mentioned above also affected third quarter comparisons, particularly higher BNA Books revenues. Earnings per share for the quarter were $.21, compared to $.18.

Outlook
-------
We are working with our Gulf Coast area customers who were affected by the hurricanes, adjusting their subscription terms on a case-by-case basis to fit their circumstances. These adjustments are not expected to have a significant impact on BNA's 2005 financial results. The longer-term consequences are unknown at this time.

The printing and software segments have shown improvements in their financial results for the first three quarters of the year, and we expect that to continue through year-end. Publishing has several challenges to overcome for that segment to exceed its strong 2004 operating profit, which grew 30 percent over the previous year. These challenges include the loss of a highly profitable Pike & Fischer editorial services contract and operating expenses associated with the new business system. Our financial goal for 2005 is to improve upon the strong 2004 consolidated financial performance, and our results to date have us well positioned to achieve that.

Final agreements relating to our relocation plans are still being negotiated. Strategic planning exercises have highlighted several priority initiatives, and steps have been taken to act on them. A decision has been made to accelerate the migration of our web products to BWD (BNA's proprietary web product delivery system) over the next two years. Additionally, we entered into an agreement that allows our customers to have access to our tax content on a well-established third-party tax publisher's online platform. These actions have been taken to improve our prospects for long-term revenue and profit growth, and we will continue to look for similar opportunities.



FINANCIAL POSITION

Cash provided from operating activities was $31.0 million in the first thirty-six weeks of 2005, a decrease of $4.9 million from the first thirty-six weeks of 2004. Customer receipts were up 2.2 percent, but operating expenditures increased 5.3 percent from 2004. The higher expenditures include $3.5 million more in pension contributions in 2005 to date, and $1.8 million for a two-year prepaid royalty agreement. Cash used for investing activities was $4.7 million. Net capital expenditures amounted to $1.2 million and cash used for the investment portfolio totaled $3.5 million. During the period, sales of capital stock to employees totaled $8.5 million. The Company paid dividends of $5.1 million, and capital stock repurchases amounted to $11.2 million.

With over $142 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows and real estate equity.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
-------     ----------------------------------------------------------
There have been no material changes in market risk since December 31, 2004.

Item 4.     Controls and Procedures
-------     -----------------------
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information the Company is required to disclose in its periodic SEC filings. There was no change in the Company's internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 1.     Legal Proceedings
-------     -----------------
There were no material legal proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
-------     -----------------------------------------------------------

During the twelve weeks ended September 10, 2005, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

                                           Total Number         Average
                                            of Shares            Price
Four-week Period                            Purchased        Paid per Share
----------------------------------------------------------------------------
June 19, 2005- July 16, 2005                  25,360            $12.75

July 17, 2005- August 13, 2005                56,593            $12.75

August 14, 2005- September 10, 2005           39,121            $12.75


Item 3.     Defaults upon Senior Securities
-------     -------------------------------
There were no defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------
There were no matters submitted to a vote of security holders during the quarter ended September 10, 2005.

Item 5.     Other Information
-------     -----------------
No other information is presented herein.

Item 6.     Exhibits
-------     --------
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



   October 19, 2005                   s/Paul N. Wojcik
-----------------------               ----------------------------------
        Date                          Paul N. Wojcik
                                      President and Chief Executive Officer



   October 19, 2005                   s/George J. Korphage
-----------------------               ---------------------------------
        Date                          George J. Korphage
                                      Vice President and Chief Financial Officer