Form 10-K
period 2005-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2006-03-16
CIK 15393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1231 25th St., N. W.,	(202) 452-4200
Washington, D.C. 20037	(telephone number)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Act (Check One):
Large accelerated filer                                    Accelerated filer ☒                                                           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The market value of the Class A voting stock held by non-affiliates of the registrant as of February 25, 2006 was $155,588,810. All voting stock is owned by employees of the registrant and its subsidiaries. The market value of the Class B and Class C non-voting stock held by non-affiliates as of February 25, 2006 was $215,382,739 and $0, respectively. In determining the above, The Bureau of National Affairs, Inc. (the "Company"), has assumed that all of its officers, directors, and persons known to the Company to be the beneficial owners of more than five percent of each class of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 25, 2006 was 12,845,572 Class A common shares, 17,280,393 Class B common shares, and 12,440 Class C common shares.

FORWARD -LOOKING STATEMENTS
This Annual Report contains and incorporates by reference certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as “believes,” “expects,” “estimates,” “could,” “should,” and “will,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about March 24, 2006, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

General Development of Business and Narrative Description of Business

Business of BNA and Subsidiary Companies

The Bureau of National Affairs, Inc. ("BNA" or the "Company"), is a leading publisher of legal and regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946. BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA operates in the publishing, printing, and software industries. Publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and commercial customers. Software operations consist of the production and marketing of software programs and interactive electronic forms.
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

BNA International Inc. publishes international tax and intellectual property information in print and electronic formats, and is BNA's sales agent outside of North America for its U.S. products.

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

The McArdle Printing Co., Inc. provides printing services to mid-Atlantic area customers. Its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. Approximately 26 percent of its business is derived from the BNA publishing companies.

Continued

Item 1.     Business

Publishing of legal, regulatory, and business advisory information is very competitive. Some of the Company’s publishing competitors are much larger and have greater resources. The internet provides ready access to business information made available by direct and indirect commercial competitors, and government agencies. The Company produces value-added information and competes on the basis of quality, comprehensiveness, timeliness, product line breadth, brand reputation, variety of format offerings, price, and customer service.

The Company’s subsidiary, The McArdle Printing Company, Inc. (McArdle), competes with a number of commercial and financial printers for 74 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

BNA Software competes with a number of tax and financial planning software publishers. It competes on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support, and price. STF is the dominant provider of electronic forms with little direct competition.

The number of employees of BNA and its subsidiary companies was 1,729 on December 31, 2005. As of December 31, 2005, approximately 50 percent of the Company’s employees were covered by a collective bargaining agreement that expired in February 2006. Subsequently, a new agreement was reached that expires in 2010.

BNA stock may be purchased only by active employees, and may be held only by employees, and former employees, or by their heirs. Therefore, financial information and reports filed with the Securities and Exchange Commission (SEC) are not available to the general public on BNA’s corporate internet website, www.bna.com. The Company provides paper copies of filings to stockholders upon request, free of charge.

Item 1A.    Risk Factors

There are a wide range of risks and uncertainties that could adversely affect the Company’s businesses and its overall financial performance. In addition to other disclosures included in this Annual Report on Form 10-K, the Company believes the more significant of such risks and uncertainties include the following:

Negative Economic Conditions
A recession or severe slow-down in the U.S. economic growth would affect all of the Company’s businesses to some degree as customers and prospective customers reduced their spending levels.

Competition
Nearly all of the Company’s businesses have significant competition in the markets they serve. The Company’s competitors could introduce new products and services that would adversely affect the relative utility of the Company’s products and services. In addition, competitors could take pricing actions that would adversely affect the relative value prospect of the Company’s products and services.

Technological Changes
Advances in information technology affect the Company in both positive and negative ways. The Company continues to invest heavily in upgrading its electronic distribution systems and its information databases. There is no assurance that these investments can be made quickly enough so that product offerings do not become obsolete relative to that of competitors who are also upgrading their product offerings.

In addition, the relatively low barriers to entry inherent in an internet environment have spawned non-traditional competition. These include governmental organizations providing information on their websites, and small new competitors providing basic information, either of which certain sectors of the Company’s markets may consider to be good-enough information.

Legal And Regulatory Changes
The value of the Company’s publishing and software products depend on the existence of, and changes in, certain legal and regulatory requirements for which the Company’s customers must be informed. If the pace of change slowed a significant degree, that could lessen the perceived need for the Company’s products. Additionally, if certain requirements were eliminated such as estates and gift taxes, or substantially reduced such as the adoption of a federal flat tax, the perceived value of the Company’s products could be substantially reduced.

Distribution Arrangements
The Company licenses some of its information databases to certain online vendors. While the collective royalty revenues from these licenses are not significant, their contribution to profit is. If all, or most of these licenses were discontinued, profits would be adversely affected.

Employment Costs
Employment costs are the majority of the Company’s costs. The Company employs highly competent people to achieve the high quality for which its product and service are known. The Company provides competitive compensation and benefits to attract and retain its employees. If general employment conditions tighten, the Company’s employment costs could grow at a faster rate than revenue growth, thereby compressing profit margins.

Item1B.    Unresolved Staff Comments

None.

Item 2        Properties

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

BNA has entered into agreements to sell its Washington, D.C., properties and to purchase a newly renovated building in Arlington, Virginia. The transactions are expected to be completed in the summer of 2007, at which time the operations currently housed in Washington, D.C., will be relocated to the new facility.

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

 Item 3    Legal Proceedings

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

 Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

 Item X.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2005. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

Name	Age	Present position and prior experience
Cynthia J. Bolbach	58	Vice President and Corporate Secretary
		Corporate Secretary since 1995
		and vice president since 2002. Joined
		BNA in 1972

Eunice L. Bumgardner	45	Vice President & General Counsel
		Vice president since 1996 and
		general counsel since 1995. Joined
		BNA in 1994.

Carol A. Clark	49	Vice President
		Vice president since 2001
		Previously served as Technology Director
		since 1997. Joined BNA in 1983.

Sandra C. Degler	66	Chairman of the Board
		Chairman since 2004 and vice chairman
		since 1998. Served as president of
		Tax Management Inc. from 1983 to 2000.
		Joined BNA in 1963.

George J. Korphage	59	Vice President and Chief Financial Officer
		Vice President since 1988 and chief financial
		Officer since 1989. Joined BNA in 1972.

Gilbert S. Lavine	54	Treasurer
		Treasurer since 1998

Gregory C. McCaffery	45	Vice President and Chief Operating Officer
		Vice president since 2000 and chief operating
		officer since 2003. Joined BNA in 1986

James R. Schneble	51	Controller
		Controller since 1990. Joined BNA in 1985.

Robert L. Velte	58	Vice President
		Vice President since 1995. Joined BNA in
		1976. Retired in December 2005

Paul N. Wojcik	57	Vice Chairman, President and Chief
		Executive Officer
		Elected vice chairman in 2004,
		president in 1995 and CEO in 1997.
		Joined BNA in 1972.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information, Holders, and Dividends

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company's Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan.

Semi-annually, the Board of Directors establishes the price at which Class A shares can be bought and declares cash dividends.  In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock.  Dividends have been paid continuously for 55 years, and they are expected to continue.

The Company's stockholders, when selling stock, are required to first tender them to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing, at the same price established for selling shares, stock tendered by stockholders, but is not required to do so.

As of February 25, 2006, there were 1,316 Class A shareholders, 348 Class B shareholders, and 3 Class C shareholders.

Established stock price and dividends declared during 2005 and 2004 were as follows:

Stock Price
January 1, 2004 - March 21, 2004	$11.25
March 22, 2004 - September 19, 2004	11.75
September 20, 2004 - March 20, 2005	12.00
March 21, 2005 - September 18, 2005	12.75
September 19, 2005 - December 31, 2005	13.00

Record Date and Dividend Amount
March 20, 2004	$.15
September 18, 2004	.16
March 19, 2005	.16
September 17, 2005	.16

During the sixteen weeks ended December 31, 2005, the Company purchased shares of its common stock, as noted in the table below.  The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number	Average
	of Shares	Price
Four-Week Period	Purchased	Paid per Share
September 11, 2005 - October 8, 2005	188,570	$13.00
October 9, 2005 - November 5, 2005	114,417	$13.00
November 6, 2005 - December 3, 2005	205,774	$13.00
December 4, 2005 - December 31, 2005	1,020,759	$13.00

PART II

Item 6.     Selected Financial Data

The Bureau of National Affairs, Inc.
Consolidated Operating and Financial Summary: 2005-2001
(All dollars in thousands, except per share data)

	2005	2004	2003	2002	2001

Operating Revenues	$329,030	$321,256	$311,824	$309,790	$305,965
Operating Expenses	287,128	283,304	286,274	281,900	291,489
Operating Profit	41,902	37,952	25,550	27,890	14,476
Non-operating Income :
Investment Income	4,132	3,713	4,644	6,235	8,542
Interest Expense	(5,907)	(5,620)	(5,710)	(5,829)	(6,000)
Other Income (Expense)	(28)	(44)	724	191	4,421
Income Before Income Taxes and
Cumulative Effect of Accounting Change	40,099	36,001	25,208	28,487	21,439
Income Taxes	16,017	13,442	9,123	9,670	8,177
Income from Operations	24,082	22,559	16,085	18,817	13,262
Cumulative Effect of Accounting Change (a)	---	---	---	(4,440)	---
Net Income	$24,082	$22,559	$16,085	$14,377	$13,262
Profit Margins (% of revenues):
Operating Profit	12.7	11.8	8.2	9.0	4.7
Earnings (b)	7.3	7.0	5.2	6.1	4.3
Earnings Per Share from Operations	$.77	$.69	$.46	$.53	$.35
Cumulative Effect of Accounting Change (a)	---	---	---	(.12)	---
Total Earnings Per Share	$.77	$.69	$.46	$.41	$.35
Dividends Per Share	$.32	$.31	$.30	$.30	$.30
Balance Sheet Data:
Total Assets	$315,562	$318,347	$330,282	$340,293	$376,423
Long-Term Debt-less current portion	55,000	62,500	70,000	75,000	84,000
Employee Data:
Number of Employees	1,729	1,802	1,878	1,999	2,121
Total Employment Costs	$177,138	$172,595	$174,363	$166,005	$162,060
Stockholder Data at Year-End:
Number of Stockholders	1,673	1,711	1,786	1,834	1,807
Common Shares Outstanding (In thousands)	30,204	31,719	33,653	34,922	37,492

(a)  Includes the cumulative effects of the changes in accounting for goodwill in 2002.

(b)  Based on net income excluding the cumulative effects of accounting changes

Selected Quarterly Data

The following is quarterly financial information (unaudited) for 2005 and 2004 (in thousands of dollars).

2005	First Quarter Ended March 26	Second Quarter Ended June 18	Third Quarter Ended Sept. 10	Fourth Quarter Ended Dec. 31

Revenues	$70,247	$70,677	$76,326	$111,780
Gross Profit	31,125	30,712	36,604	54,771
Net Income	3,957	3,496	6,592	10,037

Earnings Per Share	$.13	$.11	$.21	$.32

2004	First Quarter Ended March 27	Second Quarter Ended June 19	Third Quarter Ended Sept. 11	Fourth Quarter Ended Dec. 31

Revenues	$69,913	$69,901	$72,994	$108,448
Gross Profit	31,143	31,744	34,755	56,134
Net Income	3,701	3,435	5,954	9,469

Earnings Per Share	$.11	$.11	$.18	$.29

The Company’s financial reporting is based on thirteen four-week periods. There are three periods in each of the first three fiscal quarters and four periods in the fourth fiscal quarter.

PART II

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD -LOOKING STATEMENTS

This Annual Report contains and incorporates by reference certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as “believes,” “expects,” “estimates,” “could,” “should,” “will,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

Overview

BNA operates in three business segments-publishing, printing, and software. The publishing segment, BNA’s largest, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, and others. Critical factors for BNA’s ongoing success include: the quality of its products and services; continuing changes in legal, regulatory, and business practices and trends which require an ongoing need for information; highly trained and motivated employees; and key relationships with suppliers.

Results of Operations

2005 vs. 2004

BNA's consolidated operating results exceeded those of last year, as revenues and operating profits increased for all three segments, but particularly for the printing segment.

Consolidated revenues increased 2.4 percent to $329.0 million, while operating expenses were up just 1.3 percent. As a result, the consolidated operating profit was up 10.4 percent to $41.9 million. Net income was $24.1 million, a 6.8 percent increase over 2004. Earnings per share were $.77, up 11.6 percent, due to the improved net income and fewer outstanding shares.

The publishing segment -- which aggregates the Parent (including BNA Books) with Tax Management Inc. (excluding BNA Software), Institute of Management Administration Inc. (IOMA), BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc. -- generated 83 percent of consolidated revenues. On January 1, 2005, Pike & Fischer, Inc., was merged into IOMA. Publishing revenues were up 1.0 percent in 2005 to $272.0 million. Parent and Tax Management combined subscription and online revenues were up 0.8 percent despite lower online and copyright royalty revenues. Kennedy Information revenues grew 9.2 percent due to stronger sales in most of its markets, and BNA Books revenues grew 10.2 percent due to more title releases. However, most of that growth was offset by the loss of a highly profitable Pike & Fischer editorial services contract. The other publishing units recorded modest revenue increases. Publishing revenues are expected to grow by a low single-digit percentage rate in 2006. Publishing operating expenses were up 1.0 percent compared to last year. Selling expenses declined, reflecting lower field and home office staffing costs resulting from the restructuring of the selling function. Higher general and administrative expenses included operating expenses for the new business system, higher legal expenses related to employment litigation, and relocation-related expenses. Five new products were launched in 2005. Identifiable development expenses for new products and improvements on existing products were $9.0 million in 2005 and $8.0 million in 2004. The Company expects to spend an additional $3.6 million in 2006 for product development, mainly to accelerate the conversion of products to its new web platform. Operating expenses in 2005 also included an identifiable $5.3 million for developing improved business and publishing systems, compared to $4.8 million in 2004. The publishing segment’s operating profit was up 1.1 percent compared to 2004.

The printing segment, which includes results of The McArdle Printing Company, Inc., grew total revenues by 10.8 percent in 2005 to $41.8 million. Commercial sales were up 15.7 percent, reflecting increased business from financial and publishing customers, and business from new customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 1.2 percent. Total printing revenues in 2006 are expected to grow by a low single-digit percentage rate. Operating expenses were up 3.9 percent, reflecting higher variable costs mitigated by staffing and materials efficiencies. The segment operating profit was $3.0 million in 2005 compared to $0.4 million in 2004.

The software segment combines BNA Software, a division of Tax Management Inc., with STF Services Corporation. Software segment total revenues were up 3.5 percent in 2005 to $28.4 million, and operating expenses decreased 0.1 percent. BNA Software revenues were up 3.8 percent due mainly to higher sales of most of its products. Expenses increased 4.1 percent due to higher selling costs and initial expenses to migrate its products to a new programming language. The Company expects to spend an additional $0.6 million for program language migration in 2006. BNA Software recorded a $4.2 million operating profit in 2005 compared to $4.1 million profit in 2004. STF total revenues increased 2.8 percent due to higher intersegment sales and higher revenues from external customers. Amortization expenses on intangible assets decreased from $1,348,000 in 2004 to $760,000 in 2005, and other operating expenses decreased 1.9 percent. STF recorded a 50 percent increase in its operating profit, but excluding amortization expenses, operating profit was up 9.3 percent. The total software segment recorded a $6.8 million operating profit in 2005 compared to a $5.8 million profit in 2004. Software revenues are expected to grow by a low single-digit percentage in 2006.

Investment income and net other income increased $435,000 due to higher investment balances and market yields. Interest expense was up $287,000 over 2004, which had been lowered by capitalized interest related to the development of the new business system.

During the fourth quarter of 2005, the Company determined that the future transactions described in Note 2 were more likely to occur than not, and reduced net deferred tax assets by $1.2 million due to lower future state income tax rates. The consolidated federal, state, and local effective income tax rate, excluding that charge, was 37.0 percent in 2005, and 37.3 percent in 2004.

2004 vs. 2003

BNA financial results for 2004 showed strong improvement through the entire year. Consolidated operating profit and net income exceeded last year’s results, due to large improvements in all three segments’ operating results.

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

The publishing segment generated 84 percent of consolidated revenues. Publishing revenues were up 1.1 percent in 2004 to $269.3 million. Parent and Tax Management combined subscription and online revenues were up 0.7 percent. Legal and tax products continued to generate revenue gains, while revenues from the other major market lines continued to decline, albeit at a slower rate. Nearly all the other publishing units had higher revenues. Publishing operating expenses were down 1.8 percent compared to last year, which had included a $1.6 million net expense for a voluntary early retirement program (recorded in general and administrative expenses). Excluding this one-time 2003 expense, operating expenses were down 1.2 percent, despite higher staffing expenses, due to lower fulfillment and selling costs. Six new products were launched in 2004. Identifiable development expenses for new products and improvements on existing products were $8.0 million in 2004 and $8.3 million in 2003. Operating expenses in 2004 also include an identifiable $4.8 million for developing improved business and publishing systems, compared to $4.9 million in 2003. The publishing segment’s operating profit was up 30 percent compared to 2003 (or 22 percent excluding the one-time expense).

The printing segment grew revenues by 11.4 percent in 2004. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 13.0 percent. But commercial sales were up 26 percent, despite a very price-sensitive competitive environment, due mostly to an upturn in financial printing work. Operating expenses were up 9.3 percent, reflecting higher variable costs. The segment operating profit was $392,000 in 2004 compared to a $283,000 loss in 2003.

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

Cash Flows, Liquidity, and Financial Resources

Cash provided by operating activities increased $1.0 million in 2005 to $39.4 million, reflecting a 2.2 percent increase in both collections and operating expenditures.

Cash used for investing activities netted to $1.5 million. Capital expenditures netted to just $2.8 million due to lower software development expenditures. Capital expenditures for 2006 are expected to be approximately $5.8 million. Cash provided by the investment portfolio was $1.3 million.

Cash used for financing activities netted to $37.3 million. Capital stock repurchases were $31.1 million. Debt principal repayments amounted to $7.5 million, and the Company paid cash dividends of $10.1 million in 2005. Sales of Class A capital stock to employees totaled $11.4 million.

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $3.7 million as of December 31, 2005, is known or expected to be tendered in 2006. The actual amount repurchased will likely be higher.

Contractual cash obligations as of December 31, 2005, were as follows (in thousands of dollars):
	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Debt	$78,956	$12,304	$28,354	$25,071	$13,227
Operating Leases	12,053	6,457	4,336	1,200	60
Planned pension contributions	14,000	14,000	---	---	---
Deferred Real Estate Tax	6,760	---	6,760	---	---
Total	$111,769	$32,761	$39,450	$26,271	$13,287

With nearly $119 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

Critical Accounting Policies

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

The Company has $73.4 million of goodwill at year-end 2005. The carrying amount of goodwill is subject to annual impairment testing which includes the use of estimates and assumptions, including future business prospects and discount rates. Goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense. The Company updated its analysis of goodwill as of December 31, 2005, and determined that there was no impairment.

The Company has $18.6 million of intangible assets at year-end 2005, as summarized in Note 9 to the Company’s financial statements. Most of this is software that is used internally. In addition, intangible assets include identified assets of Kennedy and STF at the time of their respective acquisitions. The Company evaluates the recoverability of the intangible assets, when events and circumstances indicate an impairment may have occured, using estimates and assumptions including future revenues, cash flows, and discount rates. If an impairment in value occurs, an impairment expense must be recorded, and amortization periods may be reduced. Amortization expense was $6.4 million in 2005, $6.6 million in 2004, and $10.2 million in 2003.

The Company has recorded $27.9 million of net deferred income tax assets as of year-end 2005, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

The Company has pension and other postretirement benefit liabilities totaling $82.3 million at year-end 2005, as described in Note 4 to the Company’s financial statements. A number of actuarial assumptions are used to compute these liabilities, the accumulated benefit obligations, and the related benefit expenses. The assumed discount rates are based on annualized Moody’s AA Corporate long-term bond yield averages. Other assumptions include life expectancies, retirement ages, health care cost trends, compensation increases, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with its actuaries, periodically reviews the assumptions and revises them when appropriate. Total expenses for the postretirement benefits that were subject to estimates and assumptions were $20.9 million in 2005, $19.3 million in 2004, and $18.1 million in 2003.

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The Company adopted the provisions of Statement No. 154 on January 1, 2006, as required, and does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Item 7a.    Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risks in its investment portfolio. A hypothetical ten percent increase in market interest rates would result in a decline in the market value of the Company’s fixed-income securities.

The maturity dates and average interest yields for fixed-income securities debt held in the Company’s investment portfolio as of December 31, 2005, was as follows (in thousands of dollars):

Expected Maturity Date	2006	2007	2008	2009	2010	Thereafter

Municipal Bonds	$10,059	$24,431	$7,143	$7,990	$2,128	$34,486
Average Interest Yield	5.0%	5.0%	6.1%	5.3%	4.7%	4.8%

Corporate Debt	$1,672	$3,570	------	------	------	------
Average Interest Yield	4.6%	6.4%

The expected yield from $2,482,000 invested in corporate debt mutual funds with no fixed maturity date is 7.5 percent.

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed income investments. Approximately 61 percent of these instruments at year-end 2005 mature within five years. Shorter-term maturity investments reduce the risk that an increase in market interest rates will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

THE BUREAU OF NATIONAL AFFAIRS, INC.

Consolidated Financial Statements

December 31, 2005 and 2004
(With Independent Auditors' Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the accompanying consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries ("the Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005.   In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule as listed in item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bureau of National Affairs, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

s\ KPMG LLP
KPMG LLP

McLean, Virginia
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, included in Item 9a to The Bureau of National Affairs, Inc. and subsidiaries' ( "the Company") 2005 Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on managment's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Bureau of National Affairs, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Bureau of National Affairs, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States), the consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005.  Our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

s\ KPMG LLP
KPMG LLP

McLean, Virginia
March 14, 2006

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars, except per share amounts)

				Percent of Operating Revenues
				(Unaudited)
	2005	2004	2003	2005	2004	2003
Operating Revenues (Note 3)	$329,030	$321,256	$311,824	100.0%	100.0%	100.0%
Operating Expenses
(Notes 3,4,9, and 11):
Editorial, production, and distribution	175,818	171,300	171,597	53.4	53.3	55.0
Selling	52,460	55,316	56,698	16.0	17.2	18.2
General and administrative	58,850	56,688	57,979	17.9	17.7	18.6
Total Operating Expenses	287,128	283,304	286,274	87.3	88.2	91.8
Operating Profit	41,902	37,952	25,550	12.7	11.8	8.2
Non-Operating Income:
Investment income (Note 5)	4,132	3,713	4,644	1.3	1.1	1.5
Interest expense (Note 10)	(5,907)	(5,620)	(5,710)	(1.8)	(1.7)	(1.8)
Other income (expense) (Note 6)	(28)	(44)	724	---	---	0.2
Total Non-Operating Income	(1,803)	(1,951)	(342)	(0.5)	(0.6)	(0.1)
Income Before Income Taxes	40,099	36,001	25,208	12.2	11.2	8.1
Provision for income taxes (Note 8)	16,017	13,442	9,123	4.9	4.2	2.9
Net Income	$24,082	$22,559	$16,085	7.3%	7.0%	5.2%
Earnings Per Share (Note 12)	$.77	$.69	$.46

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

(In thousands of dollars)

ASSETS

	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents (Note 5)	$9,056	$8,442
Short-term investments (Note 5)	11,731	11,752
Receivables (Note 9)	37,740	30,827
Inventories (Note 9)	3,206	3,535
Prepaid expenses	4,118	3,864
Deferred selling expenses (Note 3)	4,371	3,474
Deferred income taxes (Note 8)	6,418	8,554
Total Current Assets	76,640	70,448
Marketable Securities (Note 5)	97,898	99,817
Property and Equipment (Note 9)	26,709	28,297
Deferred Income Taxes (Note 8)	21,436	22,955
Goodwill (Note 7)	73,366	73,452
Intangible and Other Assets (Note 9)	19,513	23,378
Total Assets	$315,562	$318,347

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

(In thousands of dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2005	2004
Current Liabilities:
Current portion of long-term debt (Note 10)	$7,500	$7,500
Payables and accrued liabilities (Note 9)	51,146	44,963
Deferred revenues (Note 3)	118,064	112,085
Total Current Liabilities	176,710	164,548
Long-Term Debt, less current portion (Note 10)	55,000	62,500
Postretirement Benefits, less current portion (Note 4)	66,475	67,518
Other Liabilities	8,473	8,682
Total Liabilities	306,658	303,248
Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity (Note 12):
Common stock issued, $1.00 par value --
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	22,730	15,910
Retained earnings	121,985	108,030
Treasury stock, at cost	(192,610)	(166,154)
Elements of other comprehensive income:
Net unrealized gain on marketable securities	294	354
Foreign currency translation adjustment	(65)	(208)
Minimum pension liability adjustment	(597)	---
Total Stockholders’ Equity	8,904	15,099
Total Liabilities and Stockholders’ Equity	$315,562	$318,347

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars)

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$24,082	$22,559	$16,085
Adjustments to reconcile net income to net
cash provided by operating activities-
Depreciation and amortization	9,762	10,282	14,292
Deferred income taxes	4,023	(116)	(2,390)
(Gain) on sales of securities	(347)	(314)	(1,174)
(Gain) loss on disposals of assets	28	44	(724)
Capitalized interest	--	(367)	(195)
Others	1,937	1,140	1,079
Changes in operating assets and liabilities -
Receivables	(7,967)	2,026	2,919
Deferred revenues	5,979	(2,824)	(4,215)
Payables and accrued liabilities	(161)	1,754	1,822
Postretirement benefits	3,649	2,333	3,923
Deferred selling expenses	(897)	1,151	1,199
Inventories	329	267	(207)
Other assets and liabilities - net	(1,001)	494	197
Net cash provided by operating activities	39,416	38,429	32,611
Cash Flows from Investing Activities:
Purchase of equipment and furnishings	(1,776)	(1,706)	(903)
Capitalized software	(1,160)	(3,884)	(3,347)
Building improvements	--	(69)	(585)
Business purchase price adjustments	86	400	(447)
Proceeds from sales of assets	--	175	523
Purchase of publishing assets	--	(102)	(136)
Investment security sales and maturities	57,282	83,806	122,471
Investment securities purchases	(55,971)	(89,811)	(113,473)
Net cash provided by (used for) investing activities	(1,539)	(11,191)	4,103

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars)

	2005	2004	2003
Cash Flows from Financing Activities:
Sales of capital stock to employees	11,479	7,118	8,497
Purchases of treasury stock	(31,115)	(29,242)	(22,782)
Dividends paid	(10,127)	(10,160)	(10,471)
Repayment of borrowings	(7,500)	(5,000)	(5,000)
Net cash (used for) financing activities	(37,263)	(37,284)	(29,756)
Net Increase (Decrease) in Cash and Cash Equivalents	614	(10,046)	6,958
Cash and Cash Equivalents, beginning of year	8,442	18,488	11,530
Cash and Cash Equivalents, end of year	$9,056	$8,442	$18,488

Supplemental Cash Flow Information:
Interest paid	$5,480	$5,588	$5,597
Income taxes paid	12,229	13,650	10,325

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars)

	Comprehensive Income (Note 13)	Capital Stock Issued	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accum. Other Comprehensive Income
Balance, January 1, 2003		$57,167	$5,863	$90,017	$(119,698)	$(1,890)
Net Income	$16,085	---	---	16,085	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	1,794	---	---	---	---	1,794
Currency translation adjustment	(79)	---	---	---	---	(79)
Comprehensive Income	$17,800
Sales of Class A treasury shares to employees		---	5,487	---	3,010	---
Repurchases of shares		---	---	---	(22,782)	---
Cash dividends--$.30 per share		---	---	(10,471)	---	---
Balance, December 31, 2003		57,167	11,350	95,631	(139,470)	(175)
Net Income	$22,559	---	---	22,559	--	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	371	---	---	---	---	371
Currency translation adjustment	(50)	---	---	---	---	(50)
Comprehensive Income	$22,880
Sales of Class A treasury shares to employees		---	4,560	---	2,558	---
Repurchases of shares		---	---	---	(29,242)	---
Cash dividends--$.31 per share		---	---	(10,160)	---	---
Balance, December 31, 2004		57,167	15,910	108,030	(166,154)	146
Net Income	$24,082	---	---	24,082	---	---
Other Comprehensive Income, net of tax:
Unrealized (loss) on marketable securities	(60)	---	---	---	---	(60)
Currency translation adjustment	143	---	---	---	---	143
Minimum pension liability adjustment	(597)	---	---	---	---	(597)
Comprehensive Income	$23,568
Sales of Class A treasury shares to employees		---	6,820	---	4,659	---
Repurchases of shares		---	---	--	(31,115)	---
Cash dividends--$.32 per share		---	---	(10,127)	---	---
Balance, December 31, 2005		$57,167	$22,730	$121,985	$(192,610)	$(368)

See accompanying notes to consolidated financial statements

THE BUEAU OF NATIONAL AFFAIRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2005 AND 2004

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

(2) SUBSEQUENT EVENTS

In February 2006, the Company entered into agreements to sell its three Washington, D.C. headquarters buildings for $111 million to affiliates of Vornado Realty Trust, Inc. The pretax gain on the sales is projected to be $91-93 million, after closing and related costs. The parties also entered into an agreement whereby the Company will purchase, for an estimated $100 million, a newly renovated building in Arlington, Va, that will become its new headquarters. The simultaneous transactions are expected to be completed during the summer of 2007, subject to customary closing conditions.

The property sales and purchase will be accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code. Net proceeds from the building sales are projected to be sufficient to fully fund the building purchase.

(3) RECOGNITION OF REVENUES, DEFERRED REVENUES, AND SELLING EXPENSES

The company derives revenues from publishing and software product sales and from printing and other services.  Generally, revenues, net of appropriate reserve for returns, are recognized when products and printed materials are shipped to customers, and when services are completed.

The majority of publishing sales are by subscription, primarily for one year.  Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms.  Deferred revenues consist almost entirely of deferred subscription revenues.  Revenues from licenses of information products are recognized over the license terms if the royalties are based on access to the information, and as the information is used if the royalties are based on usage.  Revenues from other publishing products, such as books, research reports, and special reports are recognized when the products are shipped.

The majority of software sales are products sold as an annual update with no postsale customer support, and revenues are recognized as the annual updates are shipped.  Some software sales require periodic updating, and revenues are recognized as the updates are shipped.  Revenues from software sales which provide access to software over a subscription period are recognized over the subscription terms, primarily one year.

Revenues from printing services are recognized when the materials are shipped, unless delivery is deferred at the customer's request.  Revenues from software training services are recognized when the training has been completed.  Revenues from event-related activities, such as conferences, are recognized when the event has been completed.

Advertising costs are expensed as incurred and were $7,475,000, $6,797,000, and $7,524,000 in 2005, 2004, and 2003 respectively.

(4) EMPLOYEE BENEFIT PLANS

 The Company has noncontributory defined benefit pension plans covering employees of the Parent. Benefits are based on years of service and average annual compensation. The Company also provides other postretirement benefits, consisting of health care and life insurance benefits, to retired employees of the Parent.

The following table sets forth the obligations and funded status of the plans as of December 31, (In thousands of dollars):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in projected benefit obligation:
Benefit obligation -- January 1	$177,043	$160,697	$128,744	$87,168
Service cost	7,814	7,677	4,936	4,345
Interest cost	9,961	9,451	7,361	6,294
Actuarial loss	3,939	6,944	1,948	34,141
Benefits paid	(7,868)	(7,726)	(3,066)	(2,816)
Curtailments	---	---	---	(388)
Benefit obligation -- December 31	190,889	177,043	139,923	128,744
Change in plan assets:
Fair value of plan assets -- January 1	126,920	106,557	24,087	21,934
Actual return on plan assets	6,440	13,915	963	2,153
Employer contribution	14,000	14,000	---	---
Benefits paid	(7,694)	(7,552)	---	---
Fair value of plan assets -- December 31	139,666	126,920	25,050	24,087
Funded status	(51,223)	(50,123)	(114,873)	(104,657)
Unrecognized net loss	38,008	30,892	46,934	46,375
Unrecognized prior service cost	619	681	(71)	(125)
Net amount recognized	$(12,596)	$(18,550)	$(68,010)	$(58,407)

Assumed discount rate	5.5%	5.7%	5.5%	5.7%
Assumed rate of compensation increase	4.75%	5.0%	---	---

The amounts recognized in the accompanying consolidated balance sheets as of December 31 were as follows (in thousands of dollars):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Accrued benefit liability	$(14,248)	$(18,550)	$(68,010)	$(58,407)
Intangible asset	643	---	---	---
Accumulated other comprehensive income	1,009	---	---	---
Net amount recognized	$(12,596)	$(18,550)	$(68,010)	$(58,407)

(Continued)

The Company’s funding practice for the pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements. The Company contributed $14,000,000 in 2005, $14,000,000 in 2004, and $12,000,000 in 2003. The Company’s policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees’ Beneficiary Association (VEBA) trust. Pending actuarially computed requirements, the Company expects to contribute $14 million to its pension plan and none to its other postretirement benefit plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

		Other
	Pension	Postretirement
	Benefits	Benefits
2006	$8,095	$3,136
2007	8,667	3,647
2008	9,421	4,152
2009	10,126	4,778
2010	10,989	5,240
Years 2011 - 2015	69,599	36,072

Pension accounting requires the calculation of two benefit obligation amounts. The projected benefit obligation is the present value cost of future benefits, calculated by using years of service as of the measurement date and assuming future compensation increases. The accumulated benefit obligation is similar, but it is calculated using current compensation levels. The following shows pension benefit obligations, as calculated by an independent actuary, and plan assets (in thousands of dollars):

	Pension Benefits
	2005	2004
Projected benefit obligation	$190,889	$177,043
Accumulated benefit obligation	153,914	139,611
Fair value of plan assets	139,666	126,920

Components of pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

	2005	2004	2003
Service cost -- benefits earned during the year	$7,814	$7,677	$6,974
Interest cost	9,961	9,451	8,784
Expected return on plan assets	(10,960)	(8,822)	(7,042)
Voluntary early retirement program	---	---	1,760
Amortization of net actuarial loss	1,343	1,250	1,261
Amortization of prior service cost	62	62	62
Pension expense	$8,220	$9,618	$11,799
Assumed discount rate	5.7%	6.0%	6.5%
Assumed rate of compensation increase	5.0%	5.0%	5.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

(Continued)

In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiary companies. Pension expense for these plans was $1,016,000 in 2005, $1,206,000 in 2004, and $1,342,000 in 2003.

Components of other postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

	2005	2004	2003
Service cost -- benefits earned during the year	$4,936	$4,345	$3,140
Interest cost	7,361	6,294	4,599
Expected return on plan assets	(2,047)	(1,864)	(1,382)
Amortization of net actuarial loss	2,473	1,393	---
Amortization of prior service cost	(54)	(54)	(54)
Curtailments	---	(388)	---
Other postretirement benefits expense	$12,669	$9,726	$6,303

Assumed discount rate	5.7%	6.0%	6.5%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

The  Company recognized the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 in the second quarter of 2004, the effect of which was to lower the January 1, 2004, accumulated projected benefit obligation by $6,961,000, and to lower the 2004 Other Postretirement Benefit expense by $1,191,000.  As of December 31, 2005, the gross amount of federal subsidies expected to be received were as follows:  2006 - $145,000; 2007 - $165,000; 2008 - $193,000; 2009 - $218,000; 2010 - $244,000; 2011-2015 - $1,817,000.

The postretirement benefit obligation as of year-end 2005 was determined using an assumed health care cost trend rate of 10 percent for 2006, gradually declining to 5 percent in 2011 and thereafter. A one percent increase in the assumed health care cost trend rate for each year would increase the 2005 year-end postretirement benefit obligation by $27.1 million and the 2005 postretirement benefit service and interest expense by $2.8 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $21.4 million and the postretirement benefit service and interest cost by $2.2 million.

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

Plan asset allocations as of December 31, were as follows:
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Equity securities	65%	64%	69%	69%
Fixed income securities	29	29	30	27
Cash equivalents	6	7	1	4
Total	100%	100%	100%	100%

(Continued)

Both the pension plan and postretirement benefits plan assets are actively managed by equity and fixed income investment professionals emphasizing a long-term horizon. For the pension plan, the authorized allocation range for the equity portfolio is 35-70 percent of plan assets, although the typical range is 50-70 percent, with the balance of assets allocated to the fixed income portfolio. Up to 15 percent of the assets may be invested in international equity funds. For the postretirement benefits plan, the authorized allocation range for the equity portfolio is 40-75 percent of plan assets, although the typical range is 50-70 percent, with the balance of assets allocated to the fixed income portfolio. Risk is managed by maintaining broadly diversified portfolios as well as by reallocating assets between the equity and fixed income portfolios.

(5) INVESTMENTS AND INVESTMENT INCOME

Cash and investments consisted of the following (in thousands of dollars):

	December 31,
	2005	2004
Cash and cash equivalents	$9,056	$8,442
Short-term investments	11,731	11,752
Marketable securities	97,898	99,817
Total	$118,685	$120,011

Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed income investments, maturing in one year or less. Marketable securities consist of fixed income securities maturing in more than one year and equity securities.

Investment income consisted of the following (in thousands of dollars):

	2005	2004	2003
Interest income	$3,284	$2,859	$2,882
Dividend income	501	540	588
Net gain on sales of securities	347	314	1,174
Total	$4,132	$3,713	$4,644

Proceeds from the sales and maturities of securities were $57,282,000, $83,806,000, and $122,471,000 in 2005, 2004, and 2003 respectively. Gross realized gains and (losses) from these sales were $460,000 and $(113,000) in 2005, $371,000 and $(57,000) in 2004, and $1,247,000 and $(73,000) in 2003. The specific identification method is used in computing realized gains and losses.

(Continued)

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,061	$1,085	$(478)	$15,668
Municipal bonds	86,396	633	(792)	86,237
Corporate debt	7,722	53	(51)	7,724
Total	$109,179	$1,771	$(1,321)	$109,629

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,667	$1,081	$(629)	$16,119
Municipal bonds	91,941	780	(828)	91,893
Corporate debt	3,418	151	(12)	3,557
Total	$111,026	$2,012	$(1,469)	$111,569

The following table summarizes investments with gross unrealized losses by aggregate fair value and gross unrealized loss by length of time those investments that have been continuously in a loss position.

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2005	Value	12 Months	12 Months
Equity Securities	$3,187	$ ---	$(478)
Municipal bonds	53,419	(233)	(559)
Corporate Debt	5,242	(27)	(24)
Total	$61,848	$(260)	$(1,061)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2004	Value	12 Months	12 Months
Equity Securities	$6,280	$ ---	$(629)
Municipal bonds	37,366	(330)	(498)
Corporate Debt	1,167	(9)	(3)
Total	$44,813	$(339)	$(1,130)

The Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the Company's ability to hold the securities for a period of time sufficient to allow for anticipated recoveries of the losses, the credit quality of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, and the length of time and extent to which fair values have been below amortized cost.  At December 31, 2005, 54 securities had an aggregated unrealized loss of 2.1 percent from their amortized cost.  At December 31, 2004, 37 securities had an aggregated unrealized loss of 3.2 percent  from their amortized cost.  Because the securities did not have declines in value that were considered to be permanent, and because the Company has the ability to hold the securities for the foreseeable future, no declines were deemed to be other than temporary.

(Continued)

Fair values of the Company's fixed income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed income securities as of December 31, 2005, were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value
Within one year	$11,812	$11,731
One through five years	45,638	45,261
Five through 10 years	18,758	18,939
Over ten years	15,480	15,549
No fixed maturity date	2,430	2,481
Total	$94,118	93,961

(6) OTHER INCOME (EXPENSE)

Other income consisted of the following (in thousands of dollars):

	2005	2004	2003
Gain on sales of publishing assets	$--	$59	$739
Losses on disposals of assets	(28)	(103)	(15)
Total	$(28)	$(44)	$724

The revenues and operating expenses of publishing assets sold were not significant.

(7)  GOODWILL

The carrying amount of goodwill is subject to annual testing. Goodwill that is not supported by measures of  fair value must be written down, resulting in an impairment expense. The Company changed its reporting units for goodwill impairment testing in 2005 and performed impairment tests prior to and after the change.  No impairment was indicated in either test.

Goodwill assigned to the reporting units (which are the same as the operating segments)and the changes in the carrying amount of goodwill for the three years ended December 31, 2005, are as follows:

	Publishing	Printing	Software	Total
Balance, January 1, 2003	$49,998	$917	$22,867	$73,782
Business acquisition purchase
price adjustments	---	---	70	70
Balance, December 31, 2003	49,988	917	22,937	73,852
Business acquisition purchase
price adjustment	---	---	(400)	(400)
Balance, December 31, 2004	49,998	917	22,537	73,452
Business acquisition purchase
price adjustment	---	---	(86)	(86)
Balance, December 31, 2005	$49,998	$917	$22,451	$73,366

The changes in goodwill resulted from a business acquisition agreement that provided for an earnout adjustment that affected 2003, and for a seller's tax equalization adjustment that affected each of the years above.

(8)  INCOME TAXES

Income tax expense (benefit) was allocated as follows (in thousands of dollars):

	2005	2004	2003
Income Statement Provision for Income Taxes	$16,017	$13,442	$9,123
Stockholders' Equity -- Change in:
Unrealized gain (loss) on marketable securities	(33)	199	963
Foreign currency translation adjustment	77	(27)	(43)
Minimum pension liability adjustment	(412)	---	---
Total	$15,649	$13,614	$10,043

The provision for income taxes consisted of the following (in thousands of dollars):

	2005	2004	2003
Taxes currently payable:
Federal	$9,828	$11,132	$9,407
State and local	2,166	2,402	2,269
	11,994	13,534	11,676
Deferred tax provision:
Federal	1,509	(170)	(2,090)
State and local	2,514	78	(463)
	4,023	(92)	(2,553)
Total	$16,017	$13,442	$9,123

Reconciliation of the U.S. statutory rate to the Company’s consolidated effective income tax rate was as follows:

	Percent of Pretax Income
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal income tax benefit	4.7	4.5	4.7
Reduction in net deferred tax assets	2.9	---	---
Others	(0.1)	0.6	0.6
Tax exempt interest exclusion	(2.4)	(2.5)	(3.7)
Dividends received exclusion	(0.2)	(0.3)	(0.4)
Total	39.9%	37.3%	36.2%

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

	December 31,
	2005	2004
Deferred tax assets:
Other postretirement benefits	$26,329	$23,676
Pension benefits	1,038	7,602
Minimum pension liability adjustment	412	---
Inventories	1,614	1,533
Annual leave	2,052	2,354
Accounts receivable allowances	720	603
Medical claims	1,255	1,179
Others	1,468	2,108
Total deferred tax assets	34,888	39,055
Deferred tax (liabilities):
Capitalized software	(3,512)	(4,441)
Deferred selling expenses	(1,738)	(1,377)
Others	(1,784)	(1,728)
Total deferred tax (liabilities)	(7,034)	(7,546)
Net deferred tax assets	$27,854	$31,509

The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may affect the ultimate realization of all or some of these deferred tax assets.  During the fourth quarter, the Company determined that the future transactions described in Note 2 were more likely to occur than not, and reduced net deferred tax assets by $1.2 million due to lower future state income tax rates.  The Company has consistently achieved profitability and taxable income. In the opinion of management, based on expected future taxable income and available tax planning strategies, it is more likely than not that the deferred tax assets will be fully utilized and no valuation allowance is necessary.

(9) OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

	2005	2004
Receivables:
Customers	$37,363	$29,738
Others	2,973	3,186
Allowance for doubtful accounts	(2,596)	(2,097)
Total	$37,740	$30,827

	2005	2004
Inventories:
Materials and supplies	$1,856	$2,130
Work in process	308	304
Finished goods	1,042	1,101
Total	$3,206	$3,535

Inventories are valued at the lower of cost (principally average cost method) or market.

	2005	2004
Property and equipment, at cost:
Land	$4,250	$4,250
Buildings and improvements	51,759	51,759
Furniture and equipment	47,840	46,693
Accumulated depreciation	(77,140)	(74,405)
Total	$26,709	$28,297

The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements, and three to 10 years for furniture and equipment. Depreciation expenses were $3,336,000 in 2005, $3,728,000 in 2004, and $4,140,000 in 2003. Expenditures for maintenance and repairs are expensed, while major replacements and improvements are capitalized.

Intangible and other assets
Amortizable assets:	2005	2004
Gross carrying amount--
Software	$30,368	$29,208
Customer lists	13,733	13,733
Copyrights	9,145	9,145
Deferred pension expenses	643	---
Others	2,182	2,182
	56,071	54,268
Accumulated amortization--
Software	(19,247)	(15,555)
Customer lists	(12,285)	(10,632)
Copyrights	(4,716)	(3,801)
Others	(1,209)	(1,043)
	(37,457)	(31,031)
Net intangible assets	18,614	23,237
Other assets	899	141
Total	$19,513	$23,378

(Continued)

Events and changes in circumstances can indicate that the value of some intangible assets may have been impaired. When this occurs, the assets are revalued based on projected future profit contributions and any resulting impairment losses are recorded as amortization expense. In 2003, the Company’s subsidiary, Kennedy Information, Inc. reduced its magazine publishing schedules due to continuing weak advertising revenues, resulting in an impairment loss of $617,000 in its advertiser base. This loss is included in general and administrative expenses of the Publishing segment. Also in 2003, BNA Software experienced lower sales of its Web-based application software product than previously expected and reduced its expectations of future sales, resulting in an impairment loss of $1,803,000 in the carrying value of the related capitalized development costs. This loss is included in editorial expenses of the Software segment.

Amortization expenses for intangible assets were $6,426,000 in 2005, $6,554,000 in 2004, and $10,152,000 in 2003. Amortizable assets are expensed evenly over their respective estimated lives, ranging from three to 10 years. As of December 31, 2005, future estimated amortization expenses were as follows: 2006 - $5,196,000; 2007 - $3,472,000; 2008 - $2,984,000; 2009 - $2,615,000; 2010 - $2,178,000.

	2005	2004
Payables and accrued liabilities:
Accounts payable	$17,833	$18,324
Employee compensation and benefits	15,804	15,239
Postretirement benefits, current portion	15,783	9,439
Income taxes	1,726	1,961
Total	$51,146	$44,963

(10) TERM DEBT

Term debt consisted of the following (in thousands of dollars):

	December 31,
	2005	2004
Notes payable, unsecured, 8.15%, due 2006-2010	$37,500	$45,000
Notes payable, unsecured, 6.99%, due 2007-2011	25,000	25,000
Total term debt	62,500	70,000
Less current portion	(7,500)	(7,500)
Long-term portion	$55,000	$62,500

Maturities of term debt are as follows: 2006, $7,500,000; 2007 through 2010, $10,500,000 each; 2011, $13,000,000.  Notes payable are subject to certain financial covenants and other customary restrictions, including indebtedness and business combinations.  As of December 31, 2005, the Company is in compliance with all covenants.  Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $66,630,000 in 2005, and $77,720,000 in 2004.

The Company also has a $3.5 million unsecured line of credit, of which $2.8 million is being used to secure letters of credit.

(11)   COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable operating leases for office space, equipment, and vehicles. Total rent expense was $7,311,000 in 2005, $7,597,000 in 2004, and $8,115,000 in 2003. As of December 31, 2005, future minimum lease payments under non-cancelable operating leases were as follows: 2006 - $6,457,000; 2007 - $3,047,000; 2008 - $1,289,000; 2009 - $713,000; 2010 - $487,000; thereafter - $60,000.

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

As of December 31, 2005, approximately 50 percent of the Company's employees were covered by a collective bargaining agreement that expired in February 2006.  Subsequently, a new agreement was reached that expires in 2010.

(12)  STOCKHOLDERS’ EQUITY

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by the Company’s articles of incorporation. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 2005, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively.

Treasury share transactions were as follows:

	Treasury Stock Shares
	Class A	Class B	Class C
Balance, January 1, 2003	14,664,851	6,350,449	1,229,359
Sales to employees	(776,526)	---	---
Repurchases	464,773	717,614	863,228
Conversions of Class A to Class B	1,266,913	(1,266,913)	---
Balance, December 31, 2003	15,620,011	5,801,150	2,092,587
Sales to employees	(560,355)	---	---
Repurchases	812,230	1,255,756	426,653
Conversions of Class A to Class B	473,375	(473,375)	---
Balance, December 31, 2004	16,345,261	6,583,531	2,519,240
Sales to employees	(910,735)	---	---
Repurchases	592,751	1,832,846	---
Conversions of Class A to Class B	1,021,449	(1,021,449)	---
Balance, December 31, 2005	17,048,726	7,394,928	2,519,240

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $3.7 million as of December 31, 2005, is known or expected to be tendered in 2006. The actual value of the shares tendered will likely be higher.

Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 31,362,350 in 2005, 32,502,117 in 2004, and 34,642,462 in 2003.

The differences between amortized cost and fair value of the Company’s investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity. Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reported, net of taxes, as a component of Stockholders' Equity.

(13) COMPREHENSIVE INCOME (LOSS)

Comprehensive income encompasses all changes in Stockholders’ Equity except those arising from transactions with shareholders, and includes net income and other comprehensive income.

Elements of other comprehensive income (loss) are shown below (in thousands of dollars):

	2005	2004	2003
Holding gains on securities
arising during the year	$254	$884	$3,931
Less net gains included in net income	347	314	1,174
Changes in unrealized gains	(93)	570	2,757
Less income taxes	(33)	199	963
Net unrealized gains (losses)	(60)	371	1,794
Currency translation gains (losses)	220	(77)	(122)
Less income taxes	77	(27)	(43)
Net currency translation gains (losses)	143	(50)	(79)
Minimum pension liability adjustment	(1,009)	---	---
Less income taxes	(412)	---	---
Net minimum pension liability adjustment	(597)	---	---
Other comprehensive income (loss)	$(514)	$321	$1,715

(14)    SEGMENTS

Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics.

The Company has three reporting segments-Publishing, Printing, and Software. Publishing operations consist primarily of the creation, production, and marketing of legal and regulatory and general business advisory information in print and electronic formats. Publishing aggregates the operations of the Parent with Tax Management Inc. (excluding its BNA Software division) and also includes the Parent’s other publishing subsidiary companies. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.

(Continued)

The Printing segment is the operations of The McArdle Printing Co., Inc, which provides printing and related services to mid-Atlantic customers. The Software segment aggregates the operations of BNA Software, which develops, produces, and markets tax and financial planning software, with STF Services Corporation, which develops, produces, and markets interactive, government approved forms software.

Intersegment revenues approximate current market prices and are eliminated upon consolidation. The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have 10 percent or more of its assets in foreign locations.

Operating segment information is presented below (in thousands of dollars):

Year Ended December 31, 2005	Publishing	Printing	Software	Total
Revenues from external customers	$272,021	$31,024	$25,985	$329,030
Intersegment revenues	---	10,773	2,416	13,189
Operating profit	32,068	3,012	6,822	41,902
Interest expense	6,032	9	---	6,041
Identifiable assets	275,252	18,427	41,650	335,329
Depreciation and amortization	7,659	921	1,182	9,762
Capital expenditures	2,025	889	22	2,936

Year Ended December 31, 2004	Publishing	Printing	Software	Total
Revenues from external customers	$269,312	$26,814	$25,130	$321,256
Intersegment revenues	---	10,903	2,299	13,202
Operating profit	31,727	392	5,833	37,952
Interest expense	5,717	21	---	5,738
Identifiable assets	279,657	17,010	38,382	335,049
Depreciation and amortization	7,636	871	1,775	10,282
Capital expenditures	5,375	350	36	5,761

Year Ended December 31, 2003	Publishing	Printing	Software	Total
Revenues from external customers	$266,447	$21,333	$24,044	$311,824
Intersegment revenues	---	12,536	2,507	15,043
Operating profit (loss)	24,386	(283)	1,447	25,550
Interest expense	5,815	50	---	5,865
Identifiable assets	286,514	17,023	35,531	339,068
Depreciation and amortization	9,034	901	4,357	14,292
Capital expenditures	4,759	183	476	5,418

(Continued)

Reconciliation of items differing from consolidated totals are shown below
(in thousands of dollars):

	2005	2004	2003
Total interest expense for reportable segments	$6,041	$5,738	$5,865
Elimination of intersegment interest expense	(134)	(118)	(155)
Consolidated interest expense	$5,907	$5,620	$5,710

Total assets for reportable segments	$335,329	$335,049	$339,068
Elimination of intersegment assets	(19,767)	(16,702)	(8,786)
Consolidated assets	$315,562	$318,347	$330,282

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BUREAU OF NATIONAL AFFAIRS, INC.
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts--		Deductions--		End of
Description	of Period	Expenses	Describe		Describe		Period

VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY APPLY:

Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2005	$2,097	$537	$190 (a	)	$228 (b	)	$2,596
Year ended December 31, 2004	2,135	917	(52) (a	)	903 (b	)	2,097
Year ended December 31, 2003	2,015	755	272 (a	)	908 (b	)	2,135

Allowance for Obsolete Inventory:
Year ended December 31, 2005	$561	$27					$588
Year ended December 31, 2004	535	26					561
Year ended December 31, 2003	448	87					535

Allowance for Deferred Tax Assets:
Year ended December 31, 2005	$473	$			473 (c	)	$ ---
Year ended December 31, 2004	430	43					473
Year ended December 31, 2003	317	113					430

Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable  not included in revenues.

(b) Net accounts written off.

(c) State net operating loss determined to be worthless; excluded from both the calculation of deferred tax assets and the related allowance.

PART II

 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years ended December 31, 2005 or through the date of this Form 10K.

Item 9a.    Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

The disclosure control system was designed to ensure that information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that assessment, the Company believes that, as of December 31, 2005, its internal control over financial reporting is effective based on those criteria.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMP LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9b    Other Information

None.

PART III

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, 13, and 14, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2005. Such information is incorporated herein by reference.

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

The Company has adopted a code of ethics, as defined in Regulation S-K, that applies to the Company’s Chief Executive Officer, its senior financial officers, and any persons who perform similar functions for the Company and any of its subsidiary companies. The code of ethics is posted on the Company’s Internet website, the address of which is www.bna.com. The Company intends to satisfy the disclosure requirements with respect to any amendments to, and/or waivers of, the provisions of the code of ethics by posting the required information on its Internet website.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

(a) (1)	Financial Statements	Page
	Reports of Independent Registered Public Accounting Firm	16

	Condolidated Statements of Income for each
	of the three years ended December 31, 2005, 2004 , and 2003	18

	Balance Sheets as of December 31, 2005 and 2004	19

	Consolidated Statements of Cash Flows, and Consolidated
	Statements of Changes in Stockholders’ Equity and
	Comprehensive Income for each of the years
	ended December 31, 2005, 2004 and 2003	21

	Notes to Consolidated Financial Statements	24

(2)	Financial Statement Schedule:
II	Valuation and Qualifying Accounts and Reserves
	For the years ended December 31, 2005, 2004, and 2003	39

(a) (3)	Exhibits

3.1	Certificate of Incorporation, as amended*

3.2	By laws, as amended.**

11	Statement re: Computation of Per Share Earnings is contained in the 2005
Consolidated financial Statements in the Notes to Consolidated Financial Statements

21	Subsidiaries of Registrant.***

31.1	Certification of the Chief Executive Officer pursuant to Section 302
Of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302
Of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350

32.1	Certification of the Chief Executive Officer pursuant to Section 906
Of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350

32.2	Certification of the Chief Financial Officer pursuant to Section 906
Of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350

99.1	Proxy Statement for the Annual Meeting of security holders to be held April 15, 2006****

*	Incorporated by reference to the Company’s 2001 Form 10-K
Commission File Number 2-28286, filed on March 29, 2002.
The exhibit number indicated above corresponds to the
exhibit number in that filing.

**	Incorporated by reference to the 8K filed by the Company on
September 8, 2005. The exhibit number indicated above corresponds to the exhibit number in that filing.

***	Filed herewith

****	Incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2005.

Upon written or oral request to the Company’s General Counsel, a copy of any of the above exhibits will be furnished at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.

                                By:    s/Paul  N.Wojcik
                                                Paul N. Wojcik, Chief Executive Officer

                                     Date: 03/09/06
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: s/Paul N. Wojcik	By: s/George J. Korphage
Paul N. Wojcik	George J. Korphage,
President and Chief Executive Officer	Vice President and Chief Financial Officer
Director	(Chief Acounting Officer)
Director

Date: 03/09/06	Date: 03/09/06

By: s/Sandra Degler	3/09/06	By: s/Gregory C. Mcaffrey	03/09/06
Sandra C. Degler	Date	Gregory C. McCaffrey	Date
Chairman of the Board of Directors		Director

By: s/Paul A. Blakely	03/09/06	By: s/Jonathan Newcomb	03/09/06
Paul A. Blakely	Date	Jonathan Newcomb	Date
Director		Director

By: s/Cynthia J. Bolbach	03/09/06	By: s/Susan E. Rice	03/09/06
Cynthia J. Bolbach	Date	Susan E. Rice	Date
Director		Director

By: s/Eunice Lin Bumgardner	03/09/06	By: s/Ellen Taus	03/09/06
Eunice Lin Bumgardner	Date	Ellen Taus	Date
Director		Director

By: s/Neil R. Froemming	03/09/06	By: s/Daneil W. Toohey	03/09/06
Neil R. Froemming	Date	Daniel W. Toohey	Date
Director		Director

By: s/Gerald S. Hobbs	03/09/06	By: s/Robert L. Velte	03/09/06
Gerald S. Hobbs	Date	Robert L. Velte	Date
Director		Director

By: s/Margaret S. Hullinger	03/09/06
Margaret S. Hullinger	Date
Director

Number	Exhibit Description	Sequential Page
		Number

3.1	Certificate of Incorporation, as amended	*

3.2	By laws, as amended	*

11	Statement re: Computation of Per Share Earnings is contained in the 2005
	Consolidated financial Statements in the Notes to Consolidated Financial
	Statements , Note 12 "Stockholders Equity,"	36

21	Subsidiaries of Registrant	46

31.1	Certification of the Chief Executive Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	47

31.2	Certification of the Chief Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	48

32.1	Certification of the Chief Executive Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	49

32.2	Certification of the Chief Financial Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	50

99.1	Proxy Statement for the Annual Meeting of security holders to be held April 15, 2006****

*	Incorporated by reference to the Company’s 2001 Form 10-K
	Commission File Number 2-28286, filed on March 29, 2002.
	The exhibit number indicated above corresponds to the
	exhibit number in that filing.

**	Incorporated by reference to the 8-K filed by the Company
	September 8, 2005. The exhibit number indicated above corresponds the
	exhibit number in that filing.

***	The Definitive Proxy Statement is expected to be filed with
	the SEC within 120 days of December 31, 2005.