Form 10-Q
period 2006-03-25
BUREAU OF NATIONAL AFFAIRS INC
filed 2006-05-03
CIK 15393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2006	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540
(I.R.S. Employer Identification No.)

1231 25th St., N. W.,	(202) 452-4200
Washington, D.C. 20037	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-acclerated filer ☐

Indicate by check mark whether the Registrant is a shell compay (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2006 was 12,942,895 Class A common shares, 17,432,793 Class B common shares, and 12,440 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED MARCH 25, 2006 and MARCH 26, 2005
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	March 25, 2006	March 26, 2005
OPERATING REVENUES	$71,046	$70,247
OPERATING EXPENSES:
Editorial, production, and distribution	39,538	39,122
Selling	12,676	11,711
General and administrative	12,715	12,876
TOTAL OPERATING EXPENSES	64,929	63,709
OPERATING PROFIT	6,117	6,538
NON-OPERATING INCOME: (EXPENSE)
Investment income	980	1,022
Interest expense	(1,243)	(1,382)
TOTAL NON-OPERATING (EXPENSE)	(263)	(360)
INCOME BEFORE INCOME TAXES	5,854	6,178
PROVISION FOR INCOME TAXES	2,107	2,221
NET INCOME	3,747	3,957
OTHER COMPREHENSIVE INCOME	403	(991)
COMPREHENSIVE INCOME	$4,150	$2,966

EARNINGS PER SHARE	$.12	$.13

WEIGHTED AVERAGE SHARES OUTSTANDING	30,217,962	31,603,433

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 25, 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	March 25,
	2006	December 31,
ASSETS	(Unaudited )	2005
CURRENT ASSETS:
Cash and cash equivalents	$27,989	$9,056
Short-term investments	19,877	11,731
Receivables (net of allowance for doubtful accounts of
$2,196 in 2006 and $2,596 in 2005)	28,792	37,740
Inventories	3,448	3,206
Prepaid expenses	3,494	4,118
Deferred selling expenses	4,040	4,371
Deferred income taxes	6,574	6,418
Total current assets	94,214	76,640
MARKETABLE SECURITIES	91,000	97,898
PROPERTY AND EQUIPMENT:
Land	4,250	4,250
Building and improvements	51,759	51,759
Furniture, fixtures and equipment	48,673	47,840
	104,682	103,849
Less-Accumulated depreciation	77,942	77,140
Net property and equipment	26,740	26,709
DEFERRED INCOME TAXES	22,881	21,436
GOODWILL	73,366	73,366
INTANGIBLE ASSETS	17,605	18,614
OTHER ASSETS	1,021	899
Total assets	$326,827	$315,562

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 25, 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	March 26,
	2006	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited )	2005
CURRENT LIABILITIES:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	14,514	17,833
Employee compensation and benefits payable	31,044	31,587
Income taxes payable	3,909	1,726
Dividends payable	5,173	--
Deferred revenues	122,813	118,064
Total current liabilities	184,953	176,710
LONG-TERM DEBT, less current portion	55,000	55,000
POSTRETIREMENT BENEFITS, less current portion	68,864	66,475
OTHER LIABILITIES	8,259	8,473
Total liabilities	317,076	306,658
STOCKHOLDERS' EQUITY:
Capital stock, common, $1.00 par value-
Class A - Voting; Authorized 30,000,000
shares; issued 30,000,000 shares	30,000	30,000
Class B - Nonvoting; authorized
30,000,000 shares; issued 24,634,865 shares	24,635	24,635
Class C - Nonvoting; authorized
5,000,000 shares; issued 2,531,680 shares	2,532	2,532
Additional paid-in capital	24,838	22,730
Retained earnings	120,558	121,985
Treasury stock, at cost - 26,778,417 shares in
2006 and 26,962,894 in 2005	(192,847)	(192,610)
Elements of other comprehensive income:
Net unrealized (loss)/gain on marketable securities	712	294
Foreign currency translation adjustment	(80)	(65)
Minimum pension liability adjustment	(597)	(597)
Total stockholders' equity	9,751	8,904
Total liabilities and stockholders' equity	$326,827	$315,562

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 25, 2006 and March 26, 2005
(Unaudited)
(In thousands of dollars)

	12 Weeks Ended
	March 25, 2006	March 26, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,747	$3,957
Items with different cash requirements than reflected in net income--
Depreciation and amortization	2,080	2,373
Deferred income taxes	(1,818)	(1.659)
Gain on sales of securities	(16)	(252)
Others	(95)	(79)
Changes in operating assets and liabilities--
Receivables	9,348	4,113
Deferred revenues	4,749	6,487
Payables and accrued liabilities	(3,436)	(3,824)
Postretirement benefits	4,145	4,272
Deferred selling expenses	331	(329)
Inventories	(242)	(243)
Other assets and liabilities--net	265	1,234
Net cash provided by operating activities	19,058	16,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software	(269)	(237)
Purchase of equipment and furnishings	(833)	(154)
Investment security sales and maturities	3,098	18,188
Investment security purchases	(3,992)	(19,203)
Net cash (used for) investing activities	(1,996)	(1,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of capital stock to employees	4,028	2,930
Purchases of treasury stock	(2,157)	(5,009)
Net cash provided from (used for) financing activities	1,871	(2,079)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,933	12,565
CASH AND CASH EQUIVALENTS, beginning of period	9,056	8,442
CASH AND CASH EQUIVALENTS, end of period	$27,989	$21,007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,216	$1,378
Income taxes paid	1,746	216

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Consolidated Financial Statements
March 25, 2006
(Unaudited)

NOTE 1:  General

The primary business of The Bureau of National Affairs, Inc., (BNA, or “the Company”) is the publishing of legal, regulatory, and general business advisory information in labor, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users, mainly in the U.S.

BNA also provides printing services to customers in the mid-Atlantic region through its McArdle Printing Co., Inc. subsidiary. The Company’s software businesses develop, produce, and market tax and financial planning software and electronic tax forms for US customers.

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

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report to shareholders. Note disclosures which would substantially duplicate those contained in the 2005 Annual Report to shareholders have been omitted

The reported amounts of some assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates and assumptions are used for measuring such items as postretirement benefits, deferred tax assets, and the allowance for doubtful accounts, and for evaluating the possible impairment of intangible assets and goodwill. Estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

	March 25,	December 31,
	2006	2005
Materials and supplies	$1,780	$1,856
Work in process	668	308
Finished goods	1,000	1,042
Totals	$3,448	$3,206

NOTE 3:  Stockholders' Equity

Changes in stockholders’ equity during the period were as follows: sales of capital stock to employees, $4.0 million; capital stock repurchases, $2.2 million; dividends declared, $5.2 million, net income, $3.7 million, and comprehensive income $0.4 million (net of $0.2 million in  taxes).

Treasury stock as of March 25, 2006 and December 31, 2005, respectively, consisted of: Class A, 17,057,105 and 17,048,726 shares; Class B, 7,202,072 and 7,394,928 shares; and Class C, 2,519,240 and 2,519,240 shares.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $5.2 million as of March 25, 2006, is known or expected to be tendered in the next twelve months. The actual amount will likely be higher.

NOTE 4:  Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues	External Operating Revenues	Operating Profit/Loss
March 25, 2006
Publishing	$60,221	$--	$60,221	$5,321
Printing	9,702	2,533	7,169	821
Software	4,314	658	3,656	(25)
Total	$74,237	$3,191	$71,046	$6,117

March 26, 2005
Publishing	$59,859	$--	$59,859	$6,258
Printing	9,306	2,565	6,741	671
Software	4,374	727	3,647	(391)
Total	$73,539	$3,292	$70,247	$6,538

NOTE 5:  Goodwill and Intangible Assets

Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,451,000.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

	March 25, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$30,509	$(19,976)	$30,240	$(19,119)
Customer Lists	13,733	(12,467)	13,733	(12,285)
Copyrights	9,145	(4,927)	9,145	(4,716)
Other	2,825	(1,237)	2,825	(1,209)
Total	$56,212	$(38,607)	$55,943	$(37,329)

Amortization expense for the above assets was $1,278,000 and $1,533,000, respectively, in the first quarters of 2006 and 2005.

NOTE 6:  Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost were as follows (in thousands of dollars):

	12 Weeks Ended
	3/25/06	3/26/05
Pension Benefits:
Service cost	$1,759	$1,807
Interest cost	2,371	2,294
Expected return on plan assets	(2,619)	(2,406)
Amortization of prior service cost and actuarial l loss	403	386
Pension expense	$1,914	$2,081

Other Postretirement Benefits:
Service cost	$1,177	$1,187
Interest cost	1,858	1,729
Expected return on plan assets	(491)	(472)
Amortization of prior service cost and net actuarial gain	650	566
Other postretirement benefits expense	$3,194	$3,010

Pension plan contributions were $14 million in 2005 and are expected to be $14 million in 2006. No contributions were made in the first quarters of 2006 and 2005.

NOTE 7: Commitments and Contingencies

The Company has contractual agreements to sell its three Washington, D.C. headquarters buildings for $111 million to affiliates of Vornado Realty Trust, Inc. The pretax gain on the sales is projected to be $91-93 million, after closing and related costs. The Company also has a contractual agreement to purchase, for an estimated $100 million, a newly renovated building in Arlington, Va, that will become its new headquarters. The simultaneous transactions are expected to be completed during the summer of 2007. The property sales and purchase will be accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code. Net proceeds from the building sales are projected to be sufficient to fully fund the building purchase.

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company’s 2005 Annual Report to shareholders, which provides a more thorough discussion of the Company’s business and operations. This interim report is intended to provide an update of the disclosures contained in the 2005 Annual Report to shareholders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted

FORWARD-LOOKING STATEMENTS
This management discussion contains certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as “believes,” “expects,” “estimates,” “could,” “should,” and “will,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

RESULTS OF OPERATIONS
Twelve weeks 2006 compared to twelve weeks 2005

BNA profits declined slightly in the first quarter of 2006, compared to the 2005 record first quarter. The printing and software segments improved their operating results, but higher expenses for the publishing segment led to the lower consolidated profits.

Consolidated revenues were up 1.1 percent to $71.0 million in the first quarter of 2006 compared to 2005, reflecting improvements from all three segments. Consolidated operating expenses increased 1.9 percent. The consolidated operating profit of $6.1 million was 6.4 percent less than last year. Net income for the first quarter was $3.7 million, a 5.3 percent decrease from 2005 results. Earnings per share were $.12 for the quarter versus $.13 in 2005.
Publishing segment revenues were up 0.6 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues (85 percent of segment revenues) were up 1.6 percent, but most of the other publishing units had lower first quarter revenues. Publishing operating expenses were up 2.4 percent mostly due to higher employment costs, legal expenses, and costs to accelerate the migration of web products to BNA’s web platform, BWD. The operating profit for the publishing segment declined 15.0 percent for the first quarter to $5.3 million.

Printing segment total revenues were up 4.3 percent compared to 2005. Commercial sales were up 6.3 percent, due to additional business from financial and publishing customers and business from new customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 1.2 percent. Operating expenses were up 2.8 percent, reflecting higher variable costs. The operating profit was up 22 percent to $821,000 in 2006 compared to last year’s first quarter.

The Software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.,) total revenues declined 1.4 percent compared to 2005 while expenses decreased 8.9 percent. The STF component earns most of its revenues and profits in the first and fourth quarters. STF total revenues declined 4.6 percent compared to 2005, reflecting lower intersegment sales and lower license revenues from external customers. Amortization expenses on intangible assets decreased $180,000, and other operating expenses were down 13.1 percent. STF recorded a 12.6 percent increase in its operating profit. The BNA Software component earns the majority of its revenues and all of its profits in the second half of the year. For the first quarter, revenues grew 4.6 percent mainly due to higher sales of BNA Income Tax Planner software, while operating expenses decreased 3.0 percent. BNA Software reduced its operating loss to $1.7 million in the first quarter of 2006 compared to a $1.9 million loss in the first quarter of 2005. The total software segment had a $25,000 operating loss in 2006 compared to a $391,000 loss in 2005.

Investment income and interest expense remained relatively stable. Other comprehensive income reflected an unrealized holding gain in 2006 compared to a loss in 2005.

Outlook
The printing and software segments had a good start on 2006, and we expect that to continue. We also expect to see better publishing segment revenue growth. We have set upon a course this year of accelerating the migration of our web products to our new web platform to improve our future revenue growth prospects. In the short term, however, the higher investment will increase expenses and make it more difficult in 2006 to improve upon last year's strong operating results. Nevertheless, we will strive to do just that.

FINANCIAL POSITION
Customer receipts were up 5.0 percent and operating expenditures increased 1.8 percent in the first twelve weeks of 2006, leading to a $3.1 million increase in cash provided from operating activities to $19.1 million. Cash used for investing activities was $2.0 million. Capital expenditures amounted to $1.1 million and cash used for the investment portfolio totaled $0.9 million. During the quarter, sales of capital stock to employees totaled $4.0 million. Capital stock repurchases amounted to $2.2 million.

With almost $139 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2005.

Item 4.	Controls and Procedures

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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in Part1, Item1A of the Company's 2005 Annual Report on Form 10K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended March 25, 2006, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number
Four-week Period	of Shares Purchased	Average Price Paid per Share

January 1, 2006-January 28, 2006	76,738	$13.00

January 29, 2006-February 25, 2006	35,795	$13.00

February 26, 2006-March 25, 2006	50,845	$13.65

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 15, 2006. A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

Results of the election for ten stockholder directors and five independent, non-stockholder directors:

Stockholder Candidates
Nominee	Shares Voted For

Gregory C. McCaffery	6,320,869
Paul N. Wojcik	6,143,260
George J. Korphage	5,403,882
Cynthia J. Bolbach	5,193,288
Paul A. Blakely	4,787,303
Eunice L. Bumgardner	4,356,652
Neil R. Froemming	4,244,856
Sandra C. Degler	4,236,028
Robert L. Velte	4,092,936
Margret S. Hullinger	3,853,641

Independent Candidates
Nominee	Shares Voted For

Ellen Taus	5,713,868
Susan E. Rice	5,606,535
Gerald S. Hobbs	5,471,642
Daniel W. Toohey	5,436,600
Jonathan Newcomb	5,205,575

Item 5.	Other Information

No other information is presented herein

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bureau of National Affairs, Inc.
Registrant

05/03/06	By: s/Paul N. Wojcik
Date	Paul N. Wojcik
President and Chief Executive Officer

05/03/06	By: s/George J. Korphage
Date	George J. Korphage
Vice President and Chief Financial Officer