Form 10-K/A
period 2005-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2006-12-21
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Act (Check One):
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

EXPLANATORY NOTE:

This Form 10-K/A filing is being made to restate the Company’s balance sheets as of December 31, 2005 and 2004, the results of operations for each of the years in the three year period ended December 31, 2005, and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The restatement is the result of adjusting the timing of the recognition of revenues from the sales of certain software products and related expenses, and the revenues from certain license royalties into different time periods.

The following table sets forth a reconciliation of previously reported and restated net income and retained earnings for the periods shown (in thousands):

						Retained
						Earnings
	Net Income					At Dec. 31,
	2005	2004	2003	2002	2001	2000
Previously reported	$24,082	$22,559	$16,085	$14,377	$13,262	$84,604
Pre-tax adjustments:
License royalties	667	3,367	(215)	(3,819)	---
Software	(456)	(1,694)	370	(973)	(935)	(7,645)
Others	(69)	(60)	(188)	(74)	(630)
Total pre-tax adjustments	142	1,613	(33)	(4,866)	(1,565)	(7,645)
Related tax effects	68	694	(23)	(1,945)	(588)	(2,905)
Net after-tax adjustments	74	919	(10)	(2,921)	(977)	(4,740)
Restated	$24,156	$23,478	$16,075	$11,456	$12,285	$79,864

The license royalty and software revenue restatement items are discussed in detail in Note 1 to the Consolidated Financial Statements. The other restatement items include a) the effects of deferring revenues on a royalty contract for 2002-2005, as discussed in Note 1; and, b) a $423,000 writedown of an investment security for 2001 that was determined to have incurred an other-than-temporary impairment.

The restatements change earnings per share as follows: 2005, 0.0%; 2004, +4.3%; 2003, 0.0%; 2002, -22%; and 2001, -8.6%. The adjustments had no effect on net cash flows from operating, investing, or financing activities.

To reflect the effects of the restatement, this filing includes amendments to Part II for: Item 6, Selected Data with respect to each of the past five years; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8, Financial Statements and Supplementary Data; and, Item 9a, Controls and Procedures.

Because this 2005 Form 10-K/A Report restates all of the pertinent financial data for the affected periods, we do not intend to amend our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods ending prior to December 31, 2005. As a result, the reader should rely not on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this 2005 Form 10K/A.

Except with regard to these matters and to forward-looking statements, this Form 10-K/A does not reflect any events that have occurred after the 2005 Form 10-K was filed.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, filed with the SEC on March 23, 2006, are incorporated by reference into Part III of this Form 10-K.

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

Item 1A.    Risk Factors

There are a wide range of risks and uncertainties that could adversely affect the Company’s businesses and its overall financial performance. In addition to other disclosures included in this Annual Report on Form 10-K/A, the Company believes the more significant of such risks and uncertainties include the following:

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

Item1B.    Unresolved Staff Comments

None.

Item 2        Properties

BNA Washington Inc., a wholly owned subsidiary, owns and manages four buildings used by BNA and Tax Management Inc. Principal operations are conducted in three adjacent owned buildings on 25th Street, N.W., Washington, D.C, one of which is partially leased out. BNA also leases office space for its use on 23rd Street, N.W., Washington, D.C. BNA's Subscriber Relations Group operates in an owned facility in Rockville, Maryland.

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
		Treasurer since 1998. Joined BNA in 1985.

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

PART II

Item 6.    Selected Financial Data

The Bureau of National Affairs, Inc.
Consolidated Operating and Financial Summary: 2005-2001
(Dollar amounts in thousands, except per share and profit margin data)

	2005	2004	2003	2002	2001
	(Restated)(a)	(Restated)(a)	(Restated)(a)	(Restated)(a)	(Restated)(a)

Operating Revenues for the year ended December 31,	$329,036	$322,604	$311,962	$304,831	$304,973
Operating Expenses	286,992	283,039	286,445	281,807	291,639
Operating Profit	42,044	39,565	25,517	23,024	13,334
Non-operating Income :
Investment Income	4,132	3,713	4,644	6,235	8,119
Interest Expense	(5,907)	(5,620)	(5,710)	(5,829)	(6,000)
Other Income (Expense)	(28)	(44)	724	191	4,421
Income Before Income Taxes and
Cumulative Effect of Accounting Change	40,241	37,614	25,175	23,621	19,874
Income Taxes	16,085	14,136	9,100	7,725	7,589
Income from Operations	24,156	23,478	16,075	15,896	12,285
Cumulative Effect of Accounting Change (b)	---	---	---	(4,440)	---
Net Income	$24,156	$23,478	$16,075	$11,456	$12,285
Profit Margins (% of revenues):
Operating Profit	12.8	12.3	8.2	7.6	4.4
Earnings (c)	7.3	7.3	5.2	5.2	4.0
Earnings Per Share from Operations	$.77	$.72	$.46	$.44	$.32
Cumulative Effect of Accounting Change (b)	---	---	---	(.12)	---
Total Earnings Per Share	$.77	$.72	$.46	$.32	$.32
Dividends Per Share	$.32	$.31	$.30	$.30	$.30
Balance Sheet Data, as of December 31,:
Total Assets	$321,711	$324,413	$336,741	$346,964	$380,967
Long-Term Debt	55,000	62,500	70,000	75,000	84,000
Employee Data:
Number of Employees	1,729	1,802	1,878	1,999	2,121
Total Employment Costs	$177,138	$172,595	$174,363	$166,005	$162,060
Stockholder Data at Year-End:
Number of Stockholders	1,673	1,711	1,786	1,834	1,807
Common Shares Outstanding (in thousands)	30,204	31,719	33,653	34,922	37,492

(a)  See Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for information related to restated Consolidated Financial Statements.

(b)  Includes the cumulative effect of the change in accounting for goodwill in 2002.

(c)  Based on net income excluding the cumulative effect of the accounting change.

Selected Quarterly Data

The following is quarterly financial information (unaudited) for 2005 and 2004 (in thousands of dollars).

	Quarter Ended 2005
	March 26		June 18		September 10		December 31
	As		As		As		As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Revenues	$70,247	$72,475	$70,677	$74,622	$76,326	$76,464	$111,780	$105,475
Gross Profit	31,125	33,136	30,712	34,231	36,604	36,301	54,771	49,615
Net Income	3,957	5,102	3,496	5,483	6,592	6,393	10,037	7,178

Earnings Per Share	$.13	$.16	$.11	$.17	$.21	$.20	$.32	$.23

	Quarter Ended 2004
	March 27		June 19		September 11		December 31
	As		As		As		As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Revenues	$69,913	$71,532	$69,901	$72,276	$72,994	$71,760	$108,448	$107,036
Gross Profit	31,143	32,498	31,744	33,820	34,755	33,202	52,314	52,029
Net Income	3,701	4,415	3,435	4,542	5,954	5,047	9,469	9,474

Earnings Per Share	$.11	$.13	$.11	$.14	$.18	$.16	$.29	$.29

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

BNA restated its consolidated financial statements for the three years ended December 31, 2005, as described in Note 1 to the consolidated financial statements, to adjust the recognition of revenues from certain software sales and from certain license royalties into different time periods. The effects of the restatement on the operating results of BNA and its segments for these three years are summarized as follows (in thousands of dollars, except per share data):

	2005	2004	2003
Revenues
Publishing (license royalties)	$597	$3,306	$(403)
Software	(592)	(1,958)	540
Total	$5	1,348	$137

Operating Profit
Publishing (license royalties)	$597	$3,306	$(403)
Software	(455)	(1,693)	370
Total	$142	$1,613	$(33)

Net Income	$74	$919	$(10)
Earnings Per Share	$0.00	$0.03	$(0.00)

Publishing revenues were restated to give effect to a different method of recognition for revenues earned under two four-year license contracts which began in 2002. Although the cumulative revenues recognized under the contracts did not change, the restated revenues were significantly lower in 2002 and significantly higher in 2004 than previously reported. Operating expenses associated with these revenues did not change.

Software revenues from the sales of certain products that were previously recognized when the products shipped are now deferred and recognized ratably over the fulfillment period, beginning with the shipment date, or payment date if later. The effect of this change on year-to-year revenues is relatively minor unless shipping dates change. In 2004, three of the five products affected by this change had later shipping dates and consequently lower revenues. In addition, certain 2004 sales included the promise of future specific program enhancements (a “specified upgrade”). Revenue recognition on those sales was deferred until the specified upgrade was delivered in early 2005, further lowering 2004 revenues. Commission and royalty expenses are now also deferred and recognized ratably.

The restatement adjustments had no effect on cash flow from operations.

As described in Item 9a Controls and Procedures, the Company identified material weaknesses in controls over financial reporting which resulted in revenues being recorded in incorrect periods. The Company is currently taking steps to remediate the control weakness as described in Item 9a Controls and Procedures.

Results of Operations.  The impact of the restatement adjustments has been reflected throughout the Results of Operations.

2005 vs. 2004

BNA's consolidated operating results exceeded those of last year, primarily due to higher revenues and operating profits for the printing and software segments.

Consolidated revenues increased 2.0 percent to $329.0 million, while operating expenses were up just 1.4 percent. As a result, the consolidated operating profit was up 6.3 percent to $42.0 million. Net income was $24.2 million, a 2.9 percent increase over 2004. Earnings per share were $.77, up 6.9 percent due to the improved net income and fewer outstanding shares.

The publishing segment -- which aggregates the Parent (including BNA Books) with Tax Management Inc. (excluding BNA Software), IOMA, BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc. -- generated 83 percent of consolidated revenues. On January 1, 2005, Pike & Fischer, Inc. was merged into IOMA. Publishing revenues were unchanged in 2005, at $272.6 million. Parent and Tax Management combined subscription and royalty revenues were down 0.4 percent due to lower royalty revenues and Pike & Fischer’s loss of a highly profitable editorial services contract. Offsetting these declines, Kennedy Information revenues grew 9.2 percent due to stronger sales in most of its markets, and BNA Books revenues grew 10.2 percent due to more title releases. The other publishing units recorded modest revenue increases. Publishing revenues are expected to grow by a low single-digit percentage in 2006. Publishing operating expenses were up 1.0 percent compared to last year. Selling expenses declined, reflecting lower field and home office staffing costs resulting from the restructuring of the selling function. Higher general and administrative expenses included operating expenses for the new business system, higher legal expenses related to employment litigation, and relocation-related expenses. Five new products were launched in 2005. Identifiable development expenses for new products and improvements on existing products were $9.0 million in 2005 and $8.0 million in 2004. Operating expenses in 2005 also included an identifiable $5.3 million for developing improved business and publishing systems, compared to $4.8 million in 2004. The Company expects to spend $16.0 million in 2006 for product development and for improving the business and publishing systems. The publishing segment’s operating profit was down 6.8 percent compared to 2004.

The printing segment, which includes results of The McArdle Printing Company, Inc., grew total revenues by 10.8 percent in 2005 to $41.8 million. Commercial sales were up 15.7 percent, reflecting increased business from financial and publishing customers, and business from new customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 1.2 percent. Total printing revenues in 2006 are expected to grow by a high single-digit percentage. Operating expenses were up 3.9 percent, reflecting higher variable costs mitigated by staffing and materials efficiencies. The segment operating profit was $3.0 million in 2005 compared to $0.4 million in 2004.

The software segment combines BNA Software, a division of Tax Management Inc., with STF Services Corporation. Software segment total revenues were up 9.2 percent in 2005 to $27.8 million, while operating expenses were flat. BNA Software revenues were up 11.7 percent due mainly to recognizing revenues deferred from 2004 due to later shipping dates and a 2004 specified upgrade delivered in 2005. Expenses increased 5.0 percent due to higher selling costs and initial expenses to migrate its products to a new programming language. The Company expects to spend an additional $0.4 million for program language migration in 2006. BNA Software recorded a $3.7 million operating profit in 2005 compared to $2.4 million profit in 2004. STF total revenues increased 2.8 percent due to higher intersegment sales and higher revenues from external customers. Amortization expenses on intangible assets decreased from $1,348,000 in 2004 to $760,000 in 2005, and other operating expenses decreased 1.9 percent. STF recorded a 50.1 percent increase in its operating profit, but excluding amortization expenses, operating profit was up 9.3 percent. The total software segment recorded a $6.4 million operating profit in 2005 compared to a $4.1 million profit in 2004. Software revenues are expected to increase by a mid single-digit in 2006.

Investment income and net other income increased $435,000 due to higher investment balances and market yields. Interest expense was up $287,000 over 2004, which had been lowered by capitalized interest related to the development of the new business system.

During the fourth quarter of 2005, the Company determined that the future transactions described in Note 2 were more likely to occur than not, and reduced net deferred tax assets by $1.2 million due to lower future state income tax rates. The consolidated federal, state, and local effective income tax rate, excluding that charge, was 37.1 percent in 2005, and 37.6 percent in 2004.

2004 vs. 2003

BNA’s consolidated operating profit and net income exceeded 2003's results, due to large improvements in all three segments’ operating results.

Consolidated revenues increased 3.4 percent to $322.6 million, while operating expenses were down 1.2 percent. As a result, the consolidated operating profit was up 55 percent to $39.6 million. Net income was $23.5 million, a 46 percent increase over 2003. Earnings per share were $.72, up 57 percent due to the improved net income and fewer outstanding shares. As explained below, year-to-year comparisons for both the Publishing and Software segments were favorably affected by certain 2003 events.

The publishing segment generated 85 percent of consolidated revenues. Publishing revenues were up 2.5 percent in 2004 to $272.6 million. Parent and Tax Management combined subscription and royalty revenues were up 2.4 percent. Legal and tax products continued to generate revenue gains, while revenues from the other major market lines continued to decline, albeit at a slower rate. Revenues from multi-year royalty contracts were up sharply. Nearly all the other publishing units had higher revenues. Publishing operating expenses were down 1.8 percent compared to last year, which had included a $1.6 million net expense for a voluntary early retirement program (recorded in general and administrative expenses). Excluding this one-time 2003 expense, operating expenses were down 1.2 percent, despite higher staffing expenses, due to lower fulfillment and selling costs. Six new products were launched in 2004. Identifiable development expenses for new products and improvements on existing products were $8.0 million in 2004 and $8.3 million in 2003. Operating expenses in 2004 also include an identifiable $4.8 million for developing improved business and publishing systems, compared to $4.9 million in 2003. The publishing segment’s operating profit was up 46 percent compared to 2003 (or 37 percent excluding the one-time expense).

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

Software segment revenues were down 6.0 percent in 2004 and operating expenses decreased 15.6 percent. BNA Software revenues were down 5.8 percent due mainly to later shipment dates than in 2003, and due to deferring revenues into 2005 related to a specified upgrade. Ongoing expenses decreased 7.8 percent due to lower fulfillment costs and cost containment efforts. BNA Software recorded a $2.4 million operating profit in 2004; it posted a $0.4 million profit in 2003, which had included a $1.8 million writedown of capitalized development costs (recorded as an editorial expense). STF experienced lower revenues from both intersegment and external customers, resulting in a 6.3 percent decline in total STF revenues compared to 2003. Operating expenses decreased 12.2 percent due to lower amortization and staffing costs, and STF achieved a 19.6 percent increase in its operating profit. The total software segment recorded a $4.1 million operating profit in 2004 compared to a $1.8 million profit in 2003.

Investment income and net other income fell $1.7 million due to lower gains from sales of securities and other assets. Interest expense decreased $90,000 due to less debt and higher capitalized interest.

The consolidated federal, state, and local effective income tax rate increased to 37.6 percent in 2004 from 36.1 percent in 2003, mainly due to lower exempt interest income.

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

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock repurchases are expected to be approximately $13 million in 2006.

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

The Company has $18.6 million of intangible assets at year-end 2005, as summarized in Note 9 to the Company’s financial statements. Most of this is software that is used internally. In addition, intangible assets include identified assets of Kennedy and STF at the time of their respective acquisitions. The Company evaluates the recoverability of the intangible assets when events and circumstances indicate an impairment may have occured, using estimates and assumptions including future revenues, cash flows, and discount rates. If an impairment in value occurs, an impairment expense must be recorded, and amortization periods may be reduced. Amortization expense was $6.4 million in 2005, $6.6 million in 2004, and $10.2 million in 2003.

The Company has recorded $32.4 million of net deferred income tax assets as of year-end 2005, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

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

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The Company adopted the provisions of FAS 154 on January 1, 2006.

In December 2004, the FASB issued FAS No. 123R Accounting for Stock-Based Compensation. (FAS 123R) The statement supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement is effective as of the beginning of the first quarter of 2006. The Company has determined that the sale of its shares to employees through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan do not meet the criteria established under FAS 123R to be considered noncompensatory. Accordingly, after the adoption of FAS 123R, certain sales of shares to employees will be required to be classified as liabilities and will require the recognition of compensation expense.

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

We have audited the accompanying consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries ("the Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, cash flows and the consolidated financial statement schedule included as Item 15(a)(2) on the Company's Form 10-K for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1B to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bureau of National Affairs, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, except as to the third through fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated), which are as of December 20, 2006, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2005.

s\ KPMG LLP
KPMG LLP

McLean, Virginia
March 14, 2006, except as to Note 1B to the consolidated financial statements, which is as of December 20, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited management's restated assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (as restated), included in Item 9(b) to The Bureau of National Affairs, Inc. and subsidiaries' ("the Company") 2005 Form 10-K/A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment (as restated), based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's restated assessment as of December 31, 2005:

•
The Company’s policies and procedures did not provide for a sufficiently detailed, periodic review by the Company’s accounting group of the software division’s operations to provide adequate knowledge of the extent of post-sale support in order to account for revenues in accordance with generally accepted accounting principles.

•
The Company lacked adequate personnel with technical expertise to identify complex sales transactions that require an in-depth technical accounting analysis to ensure that revenues are accounted for in accordance with generally accepted accounting principles.

The aforementioned material weaknesses in internal control over financial reporting as of December 31, 2005, resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, and the financial information for each of the interim periods in 2005 and 2004.

As stated in the fifth paragraph of Management’s Report on Internal Control Over Financial Reporting (as Restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 14, 2006, except as to Note 1B to the consolidated financial statements, which is as of December 20, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that The Bureau of National Affairs, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Bureau of National Affairs, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

s\ KPMG LLP
KPMG LLP

McLean Virginia
March 14, 2006, except as to the third through fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated),
which are as of December 20, 2006

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars, except per share amounts)

	2005	2004	2003
	(Restated)*	(Restated)*	(Restated)*
Operating Revenues (Note 3)	$329,036	$322,604	$311,962
Operating Expenses
(Notes 3,4,9, and 11):
Editorial, production, and distribution	175,753	171,055	171,777
Selling	52,389	55,296	56,689
General and administrative	58,850	56,688	57,979
Total Operating Expenses	286,992	283,039	286,445
Operating Profit	42,044	39,565	25,517
Non-Operating Income (Expense):
Investment income (Note 5)	4,132	3,713	4,644
Interest expense (Note 10)	(5,907)	(5,620)	(5,710)
Other income (expense) (Note 6)	(28)	(44)	724
Total Non-Operating Income (Expense)	(1,803)	(1,951)	(342)
Income Before Income Taxes	40,241	37,614	25,175
Provision for income taxes (Note 8)	16,085	14,136	9,100
Net Income	$24,156	$23,478	$16,075
Earnings Per Share (Note 12)	$.77	$.72	$.46

*See Note 1

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

(In thousands of dollars)

ASSETS

	December 31,
	2005	2004
	(Restated)*	(Restated)*
Current Assets:
Cash and cash equivalents (Note 5)	$9,056	$8,442
Short-term investments (Note 5)	11,731	11,752
Receivables (Note 9)	37,825	30,898
Inventories (Note 9)	3,206	3,535
Prepaid expenses	5,327	5,007
Deferred selling expenses (Note 3)	4,675	3,707
Deferred income taxes (Note 8)	10,969	13,173
Total Current Assets	82,789	76,514
Marketable Securities (Note 5)	97,898	99,817
Property and Equipment (Note 9)	26,709	28,297
Deferred Income Taxes (Note 8)	21,436	22,955
Goodwill (Note 7)	73,366	73,452
Intangible and Other Assets (Note 9)	19,513	23,378
Total Assets	$321,711	$324,413

* See Note 1
See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

(In thousands of dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2005	2004
	(Restated)*	(Restated)*
Current Liabilities:
Current portion of long-term debt (Note 10)	$7,500	$7,500
Payables and accrued liabilities (Note 9)	51,146	44,963
Deferred revenues (Note 3)	131,593	125,605
Total Current Liabilities	190,239	178,068
Long-Term Debt, less current portion (Note 10)	55,000	62,500
Postretirement Benefits, less current portion (Note 4)	66,475	67,518
Other Liabilities	8,473	8,682
Total Liabilities	320,187	316,768
Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity (Note 12):
Common stock issued, $1.00 par value --
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	22,730	15,910
Retained earnings	114,330	100,301
Treasury stock, at cost - 26,962,894 shares
in 2005 and 25,448,032 in 2004	(192,610)	(166,154)
Elements of other comprehensive income (loss):
Net unrealized gain on marketable securities	569	629
Foreign currency translation adjustment	(65)	(208)
Minimum pension liability adjustment	(597)	---
Total Stockholders’ Equity	1,524	7,645
Total Liabilities and Stockholders’ Equity	$321,711	$324,413

* See Note 1
See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars)

	2005	2004	2003
	(Restated)*	(Restated)*	(Restated)*

Cash Flows from Operating Activities:
Net income	$24,156	$23,478	$16,075
Adjustments to reconcile net income to net
cash provided by operating activities-
Depreciation and amortization	9,762	10,282	14,292
Deferred income taxes	4,091	578	(2,414)
(Gain) on sales of securities	(347)	(314)	(1,174)
(Gain) loss on disposals of assets	28	44	(724)
Capitalized interest	--	(367)	(195)
Others	1,937	1,140	1,079
Changes in operating assets and liabilities -
Receivables	(7,981)	1,990	2,984
Deferred revenues	5,988	(4,136)	(4,417)
Payables and accrued liabilities	(161)	1,754	1,822
Postretirement benefits	3,649	2,333	3,923
Deferred selling expenses	(968)	1,131	1,190
Inventories	329	267	(207)
Other assets and liabilities - net	(1,067)	249	377
Net cash provided by operating activities	39,416	38,429	32,611
Cash Flows from Investing Activities:
Purchase of equipment and furnishings	(1,776)	(1,706)	(903)
Capitalized software	(1,160)	(3,884)	(3,347)
Building improvements	--	(69)	(585)
Business purchase price adjustments	86	400	(447)
Proceeds from sales of assets	--	175	523
Purchase of publishing assets	--	(102)	(136)
Investment security sales and maturities	57,282	83,806	122,471
Investment securities purchases	(55,971)	(89,811)	(113,473)
Net cash provided by (used for) investing activities	(1,539)	(11,191)	4,103

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars)

	2005	2004	2003
	(Restated)*	(Restated)*	(Restated)*
Cash Flows from Financing Activities:
Sales of capital stock to employees	11,479	7,118	8,497
Purchases of treasury stock	(31,115)	(29,242)	(22,782)
Dividends paid	(10,127)	(10,160)	(10,471)
Repayment of borrowings	(7,500)	(5,000)	(5,000)
Net cash (used for) financing activities	(37,263)	(37,284)	(29,756)
Net Increase (Decrease) in Cash and Cash Equivalents	614	(10,046)	6,958
Cash and Cash Equivalents, beginning of year	8,442	18,488	11,530
Cash and Cash Equivalents, end of year	$9,056	$8,442	$18,488

Supplemental Cash Flow Information:
Interest paid	$5,480	$5,588	$5,597
Income taxes paid	12,229	13,650	10,325

*See Note 1
See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands of dollars)

	(Restated)*					(Restated)*
	Comprehensive	Capital	Additional	(Restated)*		Accum. Other
	Income	Stock	Paid-In	Retained	Treasury	Comprehensive
	(Note 13)	Issued	Capital	Earnings	Stock	Income
Balance, January 1, 2003, as Reported		$57,167	$5,863	$90,017	$(119,698)	$(1,890)
Effect of Restatement		---	---	(8,638)	---	275
Balance, January 1, 2003 (Restated)		57,167	5,863	81,379	(119,698)	(1,615)
Net Income	$16,075	---	---	16,075	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	1,794	---	---	---	---	1,794
Currency translation adjustment	(79)	---	---	---	---	(79)
Comprehensive Income	$17,790
Sales of Class A treasury shares to employees		---	5,487	---	3,010	---
Repurchases of shares		---	---	---	(22,782)	---
Cash dividends--$.30 per share		---	---	(10,471)	---	---
Balance, December 31, 2003 (Restated)		57,167	11,350	86,983	(139,470)	100
Net Income	$23,478	---	---	23,478	--	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	371	---	---	---	---	371
Currency translation adjustment	(50)	---	---	---	---	(50)
Comprehensive Income	$23,799
Sales of Class A treasury shares to employees		---	4,560	---	2,558	---
Repurchases of shares		---	---	---	(29,242)	---
Cash dividends--$.31 per share		---	---	(10,160)	---	---
Balance, December 31, 2004 (Restated)		57,167	15,910	100,301	(166,154)	421
Net Income	$24,156	---	---	24,156	---	---
Other Comprehensive Income, net of tax:
Unrealized (loss) on marketable securities	(60)	---	---	---	---	(60)
Currency translation adjustment	143	---	---	---	---	143
Minimum pension liability adjustment	(597)	---	---	---	---	(597)
Comprehensive Income	$23,642
Sales of Class A treasury shares to employees		---	6,820	---	4,659	---
Repurchases of shares		---	---	--	(31,115)	---
Cash dividends--$.32 per share		---	---	(10,127)	---	---
Balance, December 31, 2005 (Restated)		$57,167	$22,730	$114,330	$(192,610)	$(93)

*See Note 1
See accompanying notes to consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2005 AND 2004

(1)(A) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

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

(1)(B) Restatement of Financial Statements

The Company restated its previously issued consolidated financial statements as of, and for the three years ended, December 31, 2005, to primarily adjust the recognition of revenues from the sales of certain software products and from certain license royalties into different time periods.

The Company historically had recognized revenues from the sales of certain software products, which represent approximately 6% of the Company’s consolidated revenues, when the software was shipped, based on an understanding that post-sale support included only minimal and infrequent program upgrades. It has been determined that post-sale support includes more than minimal and infrequent program upgrades and, consequently, revenues, and related commission and royalty expenses, should have been deferred and recognized ratably over the post-sale support periods. When a software sale includes a specified upgrade, revenue recognition is deferred until the specified upgrade is delivered.

The Company licenses information content to certain online service providers for access by their customers, and is paid royalties based on usage measurements. The Company historically had recognized revenues from these royalties, which represent approximately 3% of the Company’s consolidated revenues, when the usage occurred. In 2002, the Company entered into four-year agreements with two major online service providers which included minimum annual usage royalties. The minimum annual usage royalties under the agreement should have been recognized evenly over the entire contract term from the point at which they became fixed and determinable, and amounts received in excess of the minimum amounts should have been recognized when earned. This adjustment resulted in a substantially different pattern of revenue recognition during the four years than had been reported because the minimums for only the first two years were fixed and determinable at the outset of the agreements. However, as of December 31, 2005, the cumulative revenues recognized under these agreements was unchanged.

The Company also restated revenues from certain license royalties to defer the revenues and recognize them over the contractual license periods.  The royalties had previously been recognized as related sales were reported.

Restatement adjustments for these two items resulted in changes to net income and (earnings per share) as follows: 2005, increased $74,000 ($0.00); 2004, increased $920,000 ($0.03); and 2003, reduced $10,000 ($0.00). In addition, as of January 1, 2003, these restatement adjustments, and a writedown of a marketable security that was determined to have been other-than-temporarily impaired in 2001, reduced retained earnings by $8,638,000 and increased the net unrealized gain on marketable securities by $275,000 net of tax.  The adjustments had no effect on net cash flows from operations.

The following tables show the effects of the restatement on the Company's consolidated financial statements (in thousands of dollars, except per share data).

	For the Years Ended December 31,
	2005		2004		2003
Comprehensive Income Data:	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Operating Revenues	$329,030	$329,036	$321,256	$322,604	$311,824	$311,962
Editorial, production, and distribution	175,818	175,753	171,300	171,055	171,597	171,777
Selling	52,460	52,389	55,316	55,296	56,698	56,689
Total Operating Expense	287,128	286,992	283,304	283,039	286,274	286,445
Operating Profit	41,902	42,044	37,952	39,565	25,550	25,517
Income Before Income Taxes	40,099	40,241	36,001	37,614	25,208	25,175
Provision for income taxes	16,017	16,085	13,442	14,136	9,123	9,100
Net Income	24,082	24,156	22,559	23,478	16,085	16,075
Comprehensive Income	23,568	23,642	22,880	23,799	17,800	17,790
Earnings Per Share	$.77	$.77	$.69	$.72	$.46	$.46

	December 31, 2005		December 31, 2004
Balance Sheet Data:	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Assets:
Receivables	$37,740	$37,825	$30,827	$30,898
Prepaid expenses	4,118	5,327	3,864	5,007
Deferred selling expenses	4,371	4,675	3,474	3,707
Deferred income taxes	6,418	10,969	8,554	13,173
Total Current Assets	76,640	82,789	70,448	76,514
Total Assets	315,562	321,711	318,347	324,413
Liabilities and Stockholders'Equity:
Deferred revenues	118,064	131,593	112,085	125,605
Total Current Liabilities	176,710	190,239	164,548	178,068
Total Liabilities	306,658	320,187	303,248	316,768
Retained earnings	121,985	114,330	108,030	100,301
Net unrealized gain on marketable securities	294	569	354	629
Total Stockholders' Equity	8,904	1,524	15,099	7,645
Total Liabilities and Stockholders'Equity	315,562	321,711	318,347	324,413

	For the Years Ended December 31,
	2005		2004		2003
Cash Flows Data:	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Cash Flows from Operating Activities	$24,082	$24,156	$22,559	$23,478	$16,085	$16,075
Net Income	4,023	4,091	(116)	578	(2,390)	(2,414)
Deferred income taxes
Changes in operating assets and
liabilities-
Receivables	(7,967)	(7,981)	2,026	1,990	2,919	2,984
Deferred revenues	5,979	5,988	(2,824)	(4,136)	(4,215)	(4,417)
Deferred selling expenses	(897)	(968)	1,151	1,131	1,199	1,190
Other assets and liabilities-net	(1,001)	(1,067)	494	249	197	377

The Company, as a result of the restatement of its financial statements, is not in compliance with a debt covenant that requires the timely delivery of its quarterly financial statements.  The Company has obtained waivers from the lender of its term debt providing the extension, until January 5, 2007, of the delivery of its financial statments for the quarters ended June 17, 2006 and September 9, 2006.

The impact of the restatement adjustments has been reflected throughout these notes to the consolidated financial statements.

(2) SUBSEQUENT EVENTS

In February 2006, the Company entered into agreements to sell its three Washington, D.C. headquarters buildings for $111 million to affiliates of Vornado Realty Trust, Inc. The pretax gain on the sales is projected to be $91-93 million, after closing and related costs. The parties also entered into an agreement whereby the Company will purchase, for an estimated $102 million, a newly renovated building in Arlington, Va, that will become its new headquarters. The simultaneous transactions are expected to be completed during the summer of 2007, subject to customary closing conditions.

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

The majority of publishing sales are by subscription, primarily for one year. Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms. The Company licenses information content to certain online service providers for access by their customers, and is paid royalties based on usage measurements. Revenues related to arrangements that include minimum annual usages royalties under the agreement are recognized evenly over the entire contract term from the point at which they became fixed and determinable, and amounts received in excess of the minimum amounts are recognized when earned. Revenues from other publishing products, such as books, research reports, and special reports are recognized when the products are shipped.

The majority of software sales are bundled arrangements which include a one-year software program license term and post-sale support, including telephone support and when-and-if available program updates during the license term. Revenues, and related commissions and royalty expenses, are deferred and recognized ratably over the license and post-sale support term. However, revenue is deferred when the sale includes a specified upgrade (a specific future program enhancement promised to customers) until that specified upgrade is delivered. Revenues from sales of software products with updates provided periodically over a license term, typically one year, are recognized ratably over the license terms.

Revenues from printing services are recognized when the materials are shipped or, if delivery is deferred at the customer’s request, when title and risk-of-loss transfer. Revenues from software training services are recognized when the training has been completed. Revenues from event related activities, such as conferences, are recognized when the event has been completed.

Deferred revenues consist almost entirely of deferred subscription and software license revenues.

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

The amounts recognized in the accompanying consolidated balance sheets as of December 31,  were as follows (in thousands of dollars):

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

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

	Amortized Cost	Gross Unrealized	Gross Unrealized Losses	Fair
December 31,2005	(Restated)	Gains	(Restated)	Value
Equity securities	$14,638	$1,085	$(55)	$15,668
Municipal bonds	86,396	633	(792)	86,237
Corporate debt	7,722	53	(51)	7,724
Total	$108,756	$1,771	$(898)	$109,629

	Amortized Cost	Gross Unrealized	Gross Unrealized Losses	Fair
December 31, 2004	(Restated)	Gains	(Restated)	Value
Equity securities	$15,244	$1,081	$(206)	$16,119
Municipal bonds	91,941	780	(828)	91,893
Corporate debt	3,418	151	(12)	3,557
Total	$110,603	$2,012	$(1,046)	$111,569

The following table summarizes investments with gross unrealized losses by aggregate fair value and gross unrealized loss by length of time those investments that have been continuously in a loss position.

		Gross Unrealized Losses
			More than
	Fair	Less than	12 Months
December 31, 2005	Value	12 Months	(Restated)
Equity Securities	$3,187	$ ---	$(55)
Municipal bonds	53,419	(233)	(559)
Corporate Debt	5,242	(27)	(24)
Total	$61,848	$(260)	$(638)

		Gross Unrealized Losses
			More than
	Fair	Less than	12 Months
December 31, 2004	Value	12 Months	(Restated)
Equity Securities	$6,280	$ ---	$(206)
Municipal bonds	37,366	(330)	(498)
Corporate Debt	1,167	(9)	(3)
Total	$44,813	$(339)	$(707)

The Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established. At December 31, 2005, 54 securities had an aggregated unrealized loss of 1.4 percent (restated) from their amortized cost.  At December 31, 2004, 37 securities had an aggregated unrealized loss of 2.3 percent (restated) from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed income securities as of December 31, 2005, were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value
Within one year	$11,812	$11,731
One through five years	45,638	45,261
Five through ten years	18,758	18,939
Over ten years	15,480	15,549
No fixed maturity date	2,430	2,481
Total	$94,118	93,961

(6) OTHER INCOME (EXPENSE)

Other income consisted of the following (in thousands of dollars):

	2005	2004	2003
Gain on sales of publishing assets	$--	$59	$739
Loss on disposals of assets	(28)	(103)	(15)
Total	$(28)	$(44)	$724

The revenues and operating expenses of publishing assets sold were not significant.

(7)  GOODWILL

The carrying amount of goodwill is subject to annual testing. Any excess in carrying value over the fair value must be written down, resulting in an impairment expense. The Company performed impairment tests and no impairment was indicated. Goodwill assigned to the reportable segments and the changes in the carrying amount of goodwill for the three years ended December 31, 2005, were as follows:

	Publishing	Printing	Software	Total
Balance, January 1, 2003	$49,998	$917	$22,867	$73,782
Business acquisition purchase
price adjustments	---	---	70	70
Balance, December 31, 2003	49,998	917	22,937	73,852
Business acquisition purchase
price adjustments	---	---	(400)	(400)
Balance, December 31, 2004	49,998	917	22,537	73,452
Business acquisition purchase
price adjustments	---	---	(86)	(86)
Balance, December 31, 2005	$49,998	$917	$22,451	$73,366

The changes in goodwill resulted from a business acquisition agreement that provided for an earnout adjustment that affected 2003, and for a seller's tax equalization adjustment that affected each of the years above.

(8)  INCOME TAXES

Income tax expense (benefit) was allocated as follows (in thousands of dollars):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Income Statement Provision for Income Taxes	$16,085	$14,136	$9,100
Stockholders' Equity -- Change in:
Unrealized gain (loss) on marketable securities	(33)	199	963
Foreign currency translation adjustment	77	(27)	(43)
Minimum pension liability adjustment	(412)	---	---
Total	$15,717	$14,308	$10,020

The provision for income taxes consisted of the following (in thousands of dollars):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Taxes currently payable:
Federal	$9,828	$11,132	$9,407
State and local	2,164	2,402	2,269
	11,992	13,534	11,676
Deferred tax provision:
Federal	1,549	325	(2,096)
State and local	2,544	277	(480)
	4,093	602	(2,576)
Total	$16,085	$14,136	$9,100

Reconciliation of the U.S. statutory rate to the Company’s consolidated effective income tax rate was as follows:

	Percent of Pretax Income
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal income tax benefit	4.7	4.5	4.6
Reduction in net deferred tax assets	2.9	---	---
Others	---	0.7	0.6
Tax exempt interest exclusion	(2.4)	(2.4)	(3.7)
Dividends received exclusion	(0.2)	(0.2)	(0.4)
Total	40.0%	37.6%	36.1%

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

	December 31,
	2005	2004
	(Restated)	(Restated)
Deferred tax assets:
Other postretirement benefits	$26,329	$23,676
Pension benefits	1,038	7,602
Minimum pension liability adjustment	412	---
Inventories	1,614	1,533
Defered revenues	5,126	5,142
Annual leave	2,052	2,354
Accounts receivable allowances	720	603
Medical claims	1,255	1,179
Others	1,468	2,108
Total deferred tax assets	40,014	44,197
Deferred tax (liabilities):
Capitalized software	(3,512)	(4,441)
Deferred selling expenses	(1,853)	(1,466)
Others	(2,244)	(2,162)
Total deferred tax (liabilities)	(7,609)	(8,069)
Net deferred tax assets	$32,405	$36,128

The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may affect the ultimate realization of all or some of these deferred tax assets.  During the fourth quarter of 2005, the Company determined that the future transactions described in Note 2 were more likely to occur than not, and reduced net deferred tax assets by $1.2 million due to lower future state income tax rates.  The Company has consistently achieved profitability and taxable income. In the opinion of management, based on expected future taxable income and available tax planning strategies, it is more likely than not that the deferred tax assets, which are recorded net of $273,000 and $254,000 valuation allowances in 2005 and 2004 respectively, will be fully utilized.

(9) OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

	2005	2004
	(Restated)	(Restated)
Receivables:
Customers	$37,363	$29,738
Others	3,058	3,257
Allowance for doubtful accounts	(2,596)	(2,097)
Total	$37,825	$30,898

	2005	2004
Property and equipment, at cost:
Land	$4,250	$4,250
Buildings and improvements	51,759	51,759
Furniture and equipment	47,840	46,693
Accumulated depreciation	(77,140)	(74,405)
Total	$26,709	$28,297

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

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.  The Company indemnifies certain of its customers for potential copyright infringement lawsuits related to the use of its products.  Any exposure related to these indemnifications is believed to be remote.

As of December 31, 2005, approximately 50 percent of the Company's employees were covered by a collective bargaining agreement that expired in February 2006.  Subsequently, a new agreement was reached that expires in 2010.

(12)  STOCKHOLDERS’ EQUITY

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan. Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold.

The Company accounts for sale of stock to its employees as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The sales of these shares are considered to be noncompensatory under the provisions of APB 25 and, accordingly, the Company has not recorded any compensation expense related to the sale of stock. FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established new accounting and disclosure requirements for stock sales to employees. The Company’s sales of shares to employees under its stock plans do not meet the criteria established by FAS 123 to be considered noncompensatory. As permitted, the Company has elected to continue to apply the provisions of APB 25 to the sales of stock to employees. The accounting for the sales of stock to employees under the provisions of FAS 123 would not have resulted in a material difference to net income and net income per share for 2003, 2004, or 2005.

In December 2004, the FASB issued FAS No. 123R Accounting for Stock-Based Compensation. (FAS 123R) The statement supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement is effective as of the beginning of the first quarter of 2006. The Company has determined that the sale of its shares to employees through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan do not meet the criteria established under FAS 123R to be considered noncompensatory. Accordingly, after the adoption of FAS 123R, certain sales of shares to employees will be required to be classified as liabilities and will require the recognition of compensation expense.

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

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock repurchases in 2006 are expected to be approximately $13 million.

Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 31,362,350 in 2005, 32,502,117 in 2004, and 34,642,462 in 2003.

The differences between amortized cost and fair value of the Company’s investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity. Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reported, net of taxes, as a component of Stockholders' Equity

(13) COMPREHENSIVE INCOME (LOSS)

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

(14)    SEGMENTS

Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics, products, and customers.

The Company has ten operating segments that are aggregated into three reportable segments, Publishing, Printing, and Software. Publishing operations consist primarily of the creation, production, and marketing of legal and regulatory and general business advisory information in print and electronic formats. Publishing aggregates the operations of the Parent with Tax Management Inc. (excluding its BNA Software division) and also includes the Parent’s other publishing subsidiary companies. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.

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

Operating segment information is presented below (in thousands of dollars):

	(Restated)
Year Ended December 31, 2005	Publishing	Printing	Software	Total
Revenues from external customers	$272,619	$31,024	$25,393	$329,036
Intersegment revenues	---	10,773	2,416	13,189
Operating profit	32,666	3,012	6,366	42,044
Interest expense	6,032	9	---	6,041
Identifiable assets	275,582	18,427	47,469	341,478
Depreciation and amortization	7,659	921	1,182	9,762
Capital expenditures	2,025	889	22	2,936

	(Restated)
Year Ended December 31, 2004	Publishing	Printing	Software	Total
Revenues from external customers	$272,619	$26,814	$23,171	$322,604
Intersegment revenues	---	10,903	2,299	13,202
Operating profit	35,034	392	4,139	39,565
Interest expense	5,717	21	---	5,738
Identifiable assets	280,213	17,010	43,892	341,115
Depreciation and amortization	7,636	871	1,775	10,282
Capital expenditures	5,375	350	36	5,761

	(Restated)
Year Ended December 31, 2003	Publishing	Printing	Software	Total
Revenues from external customers	$266,045	$21,333	$24,584	$311,962
Intersegment revenues	---	12,536	2,507	15,043
Operating profit (loss)	23,984	(283)	1,816	25,517
Interest expense	5,815	50	---	5,865
Identifiable assets	288,372	17,023	40,132	345,527
Depreciation and amortization	9,034	901	4,357	14,292
Capital expenditures	4,759	183	476	5,418

Reconciliation of items differing from consolidated totals are shown below
(in thousands of dollars):

	(Restated)
	2005	2004	2003
Total interest expense for reportable segments	$6,041	$5,738	$5,865
Elimination of intersegment interest expense	(134)	(118)	(155)
Consolidated interest expense	$5,907	$5,620	$5,710

Total assets for reportable segments	$341,478	$341,115	$345,527
Elimination of intersegment assets	(19,767)	(16,702)	(8,786)
Consolidated assets	$321,711	$324,413	$336,741

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BUREAU OF NATIONAL AFFAIRS, INC.
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts--		Deductions--		End of
Description	of Period	Expenses	Describe		Describe		Period

VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY APPLY:

Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2005	$2,097	$537	$190 (a	)	$228 (b	)	$2,596
Year ended December 31, 2004	2,135	917	(52) (a	)	903 (b	)	2,097
Year ended December 31, 2003	2,015	755	272 (a	)	908 (b	)	2,135

Allowance for Obsolete Inventory:
Year ended December 31, 2005	$561	$27					$588
Year ended December 31, 2004	535	26					561
Year ended December 31, 2003	448	87					535

Allowance for Deferred Tax Assets:
Year ended December 31, 2005	$254	$19					$273
Year ended December 31, 2004	293	(39)					254
Year ended December 31, 2003	163	130					293

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

Item 9a.    Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of disclosure controls and procedures as of December 31, 2005 to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, the CEO and CFO initially concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 and disclosed this conclusion in the Company's original Annual report on Form 10-K.

In connection with the restatement of the Company’s consolidated financial statements (see Note 1, under Item 8 Consolidated Financial Statements and Supplementary Data), under the supervision of its CEO and CFO, the Company reevaluated its disclosure controls and procedures and internal controls over financial reporting, and identified material weaknesses in its internal control over financial reporting related to the Company’s revenue recognition policies and procedures, as discussed in Management’s Report on Internal Control Over Financial Reporting (restated) (Item 9A(b)). Based on this reevaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

(b) Management’s Report on Internal Control  Over Financial Reporting (as Restated)

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on the initial assessment under the COSO criteria, management believed that, as of December 31, 2005, its internal control over financial reporting was effective. Subsequently, management identified the following material weaknesses in internal control over financial reporting with respect to revenue recognition:

•
The Company’s policies and procedures did not provide for sufficiently detailed, periodic review by the Company's accounting group of the software division’s operations to provide adequate knowledge of the extent of post-sale support obligations in order to account for revenues in accordance with generally accepted accounting principles.

•
The Company lacked adequate personnel with technical expertise to identify complex sales transactions that require an in-depth technical accounting analysis to ensure that revenues are accounted for in accordance with generally accepted accounting principles.

These material weaknesses resulted in material errors in accounting requiring restatement of the Company’s previously issued financial statements. The Company amended its Annual Report on Form 10-K for the year ended December 31, 2005, and restated its financial statements for the fiscal years ended 2001 through 2005, and each of the quarters in 2005 and 2004 to reflect the correction of these errors in accounting.

Because of the aforementioned material weaknesses, management, including the Company’s CEO and CFO, has revised its earlier assessment and now concludes that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in Item 8.

(c) Remediation of Material Weaknesses

 The Company will remediate the material weaknesses in internal control described above by implementing organizational changes to ensure that Company personnel responsible for financial reporting will be better positioned to analyze the products and operations of the Company, and by implementing more rigorous review and documentation procedures for revenue accounting for the Company’s products and revenue sources.

(d) Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the fiscal quarter ended December 31,2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

(a) (1)	Financial Statements	Page
	Reports of Independent Registered Public Accounting Firm	20

	Condolidated Statements of Income for the years
	ended December 31, 2005, 2004 , and 2003 (restated)	23
	Consolidated Balance Sheets as of December 31, 2005
	and 2004 (restated)	24
	Consolidated Statements of Cash Flows for the years
	ended December 31, 2005, 2004 and 2003 (restated)	26
	Consolidated Statements of Changes in Stockholder's Equity
	and Comprehensive Income for the years
	ended December 31, 2005, 2004 and 2003 (restated)	28
	Notes to Consolidated Financial Statements	29

(2)	Financial Statement Schedule:
II	Valuation and Qualifying Accounts and Reserves
	for the years ended December 31, 2005, 2004, and 2003	48

(a) (3)	Exhibits

3.1	Certificate of Incorporation, as amended*

3.2	By laws, as amended.**

11	Statement re: Computation of Per Share Earnings is contained in the 2005
Consolidated financial Statements in the Notes to Consolidated Financial Statements,
Note 12, "Stockholders' Equity"

21	Subsidiaries of Registrant.***

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350

99.1	Proxy Statement for the Annual Meeting of security holders held on April 15, 2006****

*	Incorporated by reference to the Company’s 2001 Form 10-K
Commission File Number 2-28286, filed on March 29, 2002.
The exhibit number indicated above corresponds to the
exhibit number in that filing.

**	Incorporated by reference to the 8K filed by the Company on
September 8, 2005. The exhibit number indicated above corresponds to the exhibit number in that filing.

***	Filed herewith

****	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 23, 2006.

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

                                     Date: 12/20/06
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: s/Paul N. Wojcik	By: s/George J. Korphage
Paul N. Wojcik	George J. Korphage,
President and Chief Executive Officer	Vice President and Chief Financial Officer
Director	(Chief Acounting Officer)
Director

Date: 12/20/06	Date: 12/20/06

By: s/Sandra Degler	12/20/06	By: s/Gregory C. Mcaffrey	12/20/06
Sandra C. Degler	Date	Gregory C. McCaffrey	Date
Chairman of the Board of Directors		Director

By: s/Paul A. Blakely	12/20/06	By:
Paul A. Blakely	Date	Jonathan Newcomb	Date
Director		Director

By: s/Cynthia J. Bolbach	12/20/06	By: s/Susan E. Rice	12/20/06
Cynthia J. Bolbach	Date	Susan E. Rice	Date
Director		Director

By: s/Eunice Lin Bumgardner	12/20/06	By: s/Ellen Taus	12/20/06
Eunice Lin Bumgardner	Date	Ellen Taus	Date
Director		Director

By: s/Neil R. Froemming	12/20/06	By: s/Daneil W. Toohey	12/20/06
Neil R. Froemming	Date	Daniel W. Toohey	Date
Director		Director

By: s/Gerald S. Hobbs	12/20/06	By: s/Robert L. Velte	12/20/06
Gerald S. Hobbs	Date	Robert L. Velte	Date
Director		Director

By: s/Margaret S. Hullinger	12/20/06
Margaret S. Hullinger	Date
Director

Number	Exhibit Description	Sequential Page
		Number

3.1	Certificate of Incorporation, as amended	*

3.2	By laws, as amended	* *

11	Statement re: Computation of Per Share Earnings is contained in the 2005
	Consolidated financial Statements in the Notes to Consolidated Financial
	Statements , Note 12 "Stockholders Equity,"	44

21	Subsidiaries of Registrant	56

23.1	Consent of Independent Registered Public Accounting Firm	57

31.1	Certification of the Chief Executive Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	58

31.2	Certification of the Chief Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	59

32.1	Certification of the Chief Executive Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	60

32.2	Certification of the Chief Financial Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	61

99.1	Proxy Statement for the Annual Meeting of security holders held on April 15, 2006***

*	Incorporated by reference to the Company’s 2001 Form 10-K
	Commission File Number 2-28286, filed on March 29, 2002.
	The exhibit number indicated above corresponds to the
	exhibit number in that filing.

**	Incorporated by reference to the 8-K filed by the Company
	September 8, 2005. The exhibit number indicated above corresponds to the
	exhibit number in that filing.

***	Incorporated by reference to the Company'sDefinitive Proxy Statements
	filed with the SEC on March 23, 2006.