Form 10-Q/A
period 2006-03-25
BUREAU OF NATIONAL AFFAIRS INC
filed 2006-12-21
CIK 15393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the Registrant is anaccelerated filer, a large accelerated filer,  or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE:

This Form 10-Q/A filing is being made to restate the Company’s balance sheets as of March 25, 2006 and December 31, 2005, the results of operations for the twelve week periods ended March 25, 2006 and March 26, 2005, and all related statements and disclosures.

The restatement items, which are discussed in detail in Note 1 to the Consolidated Financial Statements, increased net income by $418,000, and $1,145,000, respectively, for the twelve weeks periods ended March 25, 2006 and March 26, 2005. It also reduced the opening 2005 retained earnings by $7.7 million. The Consolidated Statements of Income, the Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows presented below have been restated for the effects of the adjustments. The adjustments had no effect on net cash flows from operating, investing, or financing activities.

To reflect the effects of the restatement, this filing includes amendments to Part I for: Item 1, Financial Statements and Supplementary Data; Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4, Controls and Procedures.

Except with regard to these matters and to forward-looking statements, this Form 10-Q/A does not reflect any events that have occurred after Form 10-Q for the twelve-week period ended March 25, 2006 was filed.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED MARCH 25, 2006 and MARCH 26, 2005
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	March 25, 2006	March 26, 2005
	(Restated)*	(Restated)*
OPERATING REVENUES	$72,074	$72,475
OPERATING EXPENSES:
Editorial, production, and distribution	39,722	39,339
Selling	12,681	11,695
General and administrative	13,184	13,116
TOTAL OPERATING EXPENSES	65,587	64,150
OPERATING PROFIT	6,487	8,325
NON-OPERATING INCOME (EXPENSE):
Investment income	1,403	1,022
Interest expense	(1,243)	(1,382)
TOTAL NON-OPERATING (EXPENSE)	160	(360)
INCOME BEFORE INCOME TAXES	6,647	7,965
PROVISION FOR INCOME TAXES	2,482	2,863
NET INCOME	4,165	5,102
OTHER COMPREHENSIVE INCOME (LOSS)	128	(991)
COMPREHENSIVE INCOME	$4,293	$4,111

NET INCOME PER SHARE	$.14	$.16

WEIGHTED AVERAGE SHARES OUTSTANDING	30,217,962	31,603,433

*    See Note 1 to the restated consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 25, 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	March 25,	December 31,
	2006	2005
ASSETS	(Restated)*	(Restated)*
CURRENT ASSETS:
Cash and cash equivalents	$27,989	$9,056
Short-term investments	19,877	11,731
Receivables (net of allowance for doubtful accounts of
$2,196 in 2006 and $2,596 in 2005)	30,311	37,825
Inventories	3,448	3,206
Prepaid expenses	4,519	5,327
Deferred selling expenses	4,338	4,675
Deferred income taxes	6,173	10,969
Total current assets	96,655	82,789

MARKETABLE SECURITIES	91,000	97,898
PROPERTY AND EQUIPMENT:
Land	4,250	4,250
Building and improvements	51,759	51,759
Furniture, fixtures and equipment	48,673	47,840
	104,682	103,849
Less-Accumulated depreciation	77,942	77,140
Net property and equipment	26,740	26,709

DEFERRED INCOME TAXES	22,881	21,436
GOODWILL	73,366	73,366
INTANGIBLE ASSETS	17,605	18,614
OTHER ASSETS	1,021	899
Total assets	$329,268	$321,711

*  See Note 1 to the restated consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 25, 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	March 25,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY	(Restated)*	(Restated)*
CURRENT LIABILITIES:
Current portion of long-term debt	$7,500	$7,500
Accounts payable	14,513	17,833
Employee compensation and benefits payable	35,060	31,587
Income taxes payable	642	1,726
Dividends payable	5,174	--
Deferred revenues	135,289	131,593
Total current liabilities	198,178	190,239

LONG-TERM DEBT	55,000	55,000
POSTRETIREMENT BENEFITS, less current portion	68,864	66,475
OTHER LIABILITIES	8,259	8,473
Total liabilities	330,301	320,187
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock issued, $1.00 par value-
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	21,291	22,730
Retained earnings	113,321	114,330
Treasury stock, at cost - 26,778,417 shares
in 2006 and 26,962,894 in 2005	(192,847)	(192,610)
Elements of other comprehensive income:
Net unrealized gain on marketable securities	712	569
Foreign currency translation adjustment	(80)	(65)
Minimum pension liability adjustment	(597)	(597)
Total stockholders' equity (deficit)	(1,033)	1,524
Total liabilities and stockholders' equity	$329,268	$321,711

*  See Note 1 to the restated consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 12-WEEKS ENDED MARCH 25, 2006 and March 26, 2005
(Unaudited)
(In thousands of dollars)

	12 Weeks Ended
	March 25, 2006	March 26, 2005
	(Restated)*	(Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,165	$5,102
Items with different cash requirements than reflected in net income--
Depreciation and amortization	2,080	2,373
Deferred income taxes	3,134	(897)
Gain on sales of securities	(291)	(252)
Others	153	(79)
Changes in operating assets and liabilities--
Receivables	7,914	4,082
Deferred revenues	3,696	4,290
Payables and accrued liabilities	(6,482)	(3,704)
Postretirement benefits	4,145	4,272
Deferred selling expenses	337	(344)
Inventories	(242)	(243)
Other assets and liabilities--net	449	1,450
Net cash provided by operating activities	19,058	16,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software	(269)	(237)
Purchase of equipment and furnishings	(833)	(154)
Investment securites sales and maturities	3,098	18,188
Investment securities purchases	(3,992)	(19,203)
Net cash (used for) investing activities	(1,996)	(1,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of capital stock to employees	4,028	2,930
Purchases of treasury stock	(2,157)	(5,009)
Net cash provided from (used for) financing activities	1,871	(2,079)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,933	12,565
CASH AND CASH EQUIVALENTS, beginning of period	9,056	8,442
CASH AND CASH EQUIVALENTS, end of period	$27,989	$21,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,216	$1,378
Income taxes paid	1,746	216

* See Note 1 to the restated consolidated financial statements.

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

The information in this report has not been audited. Results for the twelve weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (normally consisting only of recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K/A. Note disclosures which would substantially duplicate those contained in the 2005 Annual Report on Form 10-K/A have been omitted.

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

Restatement of financial statements

The Company restated its previously issued consolidated financial statements for the five years ended December 31, 2005, to adjust the recognition of revenues from the sales of certain software products and from certain license royalties into different time periods and to record an other-than-temporary impairment on a marketable security.

As more fully described in the Company’s December 31, 2005 Form 10-K/A, the recognition of revenues from the sales of certain software products was adjusted so that the restated revenues and related commission and royalty expenses are deferred and recognized ratably over the post-sale support periods. In addition, when a software sale includes a specified upgrade, revenue recognition is deferred until the specified update is delivered. Also, as more fully described in the Company’s December 31, 2005 Form 10-K/A, the pattern of revenue recognition for certain four-

year license royalty agreements, in effect during 2002-2005, was adjusted. Minimum annual royalties are recognized evenly over the entire contract term, from the point at which they became fixed and determinable, and amounts received in excess of the minimum amounts are recognized when earned. These agreements were replaced with similar agreements effective 2006 through 2008.

The Company had also restated revenues from other license royalties, that had previously been recognized as related sales were reported, to defer the revenues and recognize them over the contractual license periods. The revenue recognition changes from these items also affected the results of operations for the periods covered by this Form 10-Q/A. In addition, during the twelve weeks ended March 25, 2006, the Company sold a marketable security that, in connection with the restatement of prior years financial statements, was determined to be other than temporarily impaired and had its cost basis written down. Consequently, its sale in 2006 resulted in higher total  investment income than had been previously reported because of the lower adjusted cost basis on this investment.

The primary impact on the balance sheet as of March 25, 2006, of the restatement adjustments described above was to increase deferred revenues and decrease income taxes payable.

Effective  January 1, 2006,  the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation, (FAS 123R), which supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The Company has now determined that under FAS 123R, the sale of certain of its shares to employees are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. As originally reported, such shares were treated as noncompensatory and classified with equity under FAS 123R. The Company has recorded a restatement adjustment to reclassify $3,547,000 from additional paid-in capital to employee compensation and benefits payable on the balance sheet, and recorded a restatement adjustment of $248,000 to reflect compensation expense, as required by FAS 123R.

Restatement adjustments for these items resulted in changes to net income and (earnings per share) as follows: first quarter 2006, increased $418,000 ($0.02); and, first quarter 2005, increased $1,145,000 ($0.03). These restatement adjustments also, at the beginning of 2005, reduced retained earnings by $7,729,000 and increased the net unrealized gain on marketable securities by $275,000. The adjustments had no effect on net cash flow from operations.

The Company, as a result of the restatement of its financial statements, is not in compliance with a debt covenant that requires the timely delivery of its quarterly financial statements. The Company has obtained waivers from the lender of its term debt providing for the extension, until January, 5, 2007, of the delivery of the Company’s financial statements for the quarters ended June 17, 2006 and September 9, 2006.

The following tables show the effects of the restatement on the Company’s consolidated financial statements (in thousands of dollars, except per share data).

	For the Twelve-Weeks Periods Ended
	March 25, 2006		March 26, 2005
Comprehensive Income Data:	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Operating Revenues	$71,046	$72,074	$70,247	$72,475
Editorial, production, and distribution	39,538	39,722	39,122	39,339
Selling	12,676	12,681	11,711	11,695
General and administrative	12,715	13,184	12,876	13,116
Total Operating Expense	64,929	65,587	63,709	64,150
Operating Profit	6,117	6,487	6,538	8,325
Investment Income	980	1,403	1,022	1,022
Total Non-Operating Income/(Expense)	(263)	160	(360)	(360)
Income Before Income Taxes	5,854	6,647	6,178	7,965
Provision for income taxes	2,107	2,482	2,221	2,863
Net Income	3,747	4,165	3,957	5,102
Other Comprehensive Income (Loss)	403	128	(991)	(991)
Comprehensive Income	4,150	4,293	2,966	4,111
Earnings Per Share	$0.12	$0.14	$0.13	$0.16

	March 25, 2006		December 31, 2005
Balance Sheet Data:	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Assets:
Receivables	$28,792	$30,311	$37,740	$37,825
Prepaid expenses	3,494	4,519	4,118	5,327
Deferred selling expenses	4,040	4,338	4,371	4,675
Deferred income taxes	6,574	6,173	6,418	10,969
Total Current Assets	94,214	96,655	76,640	82,789
Total Assets	326,827	329,268	315,562	321,711
Liabilities and Stockholders' Equity:
Employee compensation and benefits payable	31,044	35,060	31,587	31,587
Accounts payable	14,514	14,513	17,833	17,833
Dividends payable	5,173	5,174	--	--
Income taxes payable	3,909	642	1,726	1,726
Deferred revenues	122,813	135,289	118,064	131,593
Total Current Liabilities	184,953	198,178	176,710	190,239
Total Liabilities	317,076	330,301	306,658	320,187
Additional paid-in capital	24,838	21,291	22,730	22,730
Retained earnings	120,558	113,321	121,985	114,330
Net unrealized gain on marketable securities	712	712	294	569
Total Stockholders' Equity	9,751	(1,033)	8,904	1,524
Total Liabilities and Stockholders' Equity	326,827	329,268	315,562	321,711

	For the Twelve-Weeks Periods Ended
	March 25, 2006		March 26, 2005
Cash Flows Data:	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Cash flows from operating activities:
Net Income	$3,747	$4,165	$3,957	$5,102
Deferred income taxes	(1,818)	3,134	(1,659)	(897)
Gain on sales of securities	(16)	(291)	(252)	(252)
Others	(95)	153	(79)	(79)
Changes in operating assets and liabilities-
Receivables	9,348	7,914	4,113	4,082
Deferred revenues	4,749	3,696	6,487	4,290
Payables and accrued liabilities	(3,436)	(6,482)	(3,824)	(3,704)
Deferred selling expenses	331	337	(329)	(344)
Other assets and liabilities-net	265	449	1,234	1,450

NOTE 2: Inventories

Inventories consisted of the following (in thousands):
	March 25,	December 31
	2006	2005
Materials and supplies	$1,780	$1,856
Work in process	668	308
Finished goods	1,000	1,042
Totals	$3,448	$3,206

NOTE 3: Stockholders' Equity

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold.

Prior to January 1, 2006, the Company accounted for the sale of stock to its employees as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the provisions of APB 25, the sales of these shares were considered to be noncompensatory and, accordingly, the Company did not record any compensation expense related to the sale of stock for any periods prior to January 1, 2006. FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, permitted the Company to continue to apply the provisions of APB 25 to the sales of stock to employees and provide proforma disclosures as if the provisions of FAS 123 had been applied. The accounting for the sales of stock to employees under the provisions of FAS 123 would not have resulted in a material difference to net income and net income per share for the twelve weeks ended March 26, 2005.

Effective January 1, 2006, in this Form 10-Q/A, the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation. (FAS 123R), which supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The Company has determined that the sale of its shares to employees under the Plans do not meet the criteria established under FAS 123R to be considered noncompensatory. The Company has also determined that under FAS 123R certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. At March 25, 2006, 270,894 shares with an estimated fair value of $3.7 million are classified as liabilities. Further, during the twelve weeks ended March 25, 2006, the Company recorded compensation expense related to these liability classified shares and other equity classified shares of $248,000.

Changes in stockholders’ equity during the first quarter resulted from the following: sales of capital stock to employees, $0.5 million net of the shares classified as liabilities; capital stock repurchases, $2.2 million; dividends declared, $5.2 million; net income, $4.2 million; and other comprehensive income, $0.1 million (net of taxes).

Treasury stock as of March 25, 2006 and December 31, 2005, respectively, consisted of: Class A, 17,057,105 and 17,048,726 shares; Class B, 7,202,072 and 7,394,928 shares; and Class C, 2,519,240 and 2,519,240 shares. As of March 25, 2006, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock repurchases in 2006 are expected to be $13 million.

NOTE 4:  Segment Information

In thousands of dollars:
	Total Operating		External Operating	Operating
	Revenues	Intersegment	Revenues	Profit
12 Weeks Ended:	(restated)	Operating Revenues	(restated)	(restated)
March 25, 2006
Publishing	$58,820	$--	$58,820	$3,451
Printing	9,702	2,533	7,169	821
Software	6,743	658	6,085	2,215
Total	$75,265	$3,191	$72,074	$6,487

March 26, 2005
Publishing	$59,504	$--	$59,504	$5,663
Printing	9,306	2,565	6,741	671
Software	6,957	727	6,230	1,991
Total	$75,767	$3,292	$72,475	$8,325

NOTE 5:  Goodwill and Intangible Assets

Goodwill assigned to the operating segments is as follows: Publishing $49,998,000; Printing $917,000; and Software $22,451,000.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

	March 25, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$30,509	$(19,976)	$30,368	$(19,247)
Customer Lists	13,733	(12,467)	13,733	(12,285)
Copyrights	9,145	(4,927)	9,145	(4,716)
Other	2,825	(1,237)	2,825	(1,209)
Total	$56,212	$(38,607)	$56,071	$(37,457)

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

NOTE 6:  Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost were as follows (in thousands of dollars):

	12 Weeks Ended
	3/25/06	3/26/05
Pension Benefits:
Service cost	$1,759	$1,807
Interest cost	2,371	2,294
Expected return on plan assets	(2,619)	(2,406)
Amortization of prior service cost and net actuarial loss	403	386
Total	$1,914	$2,081

Other Postretirement Benefits:
Service cost	$1,177	$1,187
Interest cost	1,858	1,729
Expected return on plan assets	(491)	(472)
Amortization of prior service cost and net actuarial loss	650	566
Total	$3,194	$3,010

Pension plan contributions were $14 million in 2005 and are expected to be $14 million in 2006. No contributions were made in the first quarters of 2006 and 2005.

NOTE 7: Commitments and Contingencies

The Company has contractual agreements to sell its three Washington, D.C. headquarters buildings for $111 million to affiliates of Vornado Realty Trust, Inc. The pretax gain on the sales is projected to be $91-93 million, after closing and related costs. The Company also has a contractual agreement to purchase, for an estimated $102 million, a newly renovated building in Arlington, Va, that will become its new headquarters. The simultaneous transactions are expected to be completed during the summer of 2007. The property sales and purchase will be accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code. Net proceeds from the building sales are projected to be sufficient to fully fund the building purchase.

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

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q/A, as well as the Company’s 2005 Annual Report on Form 10-K/A, which provides a more thorough discussion of the Company’s business and operations. This interim report is intended to provide an update of the disclosures contained in the 2005 Annual Report on Form 10-K/A and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted

FORWARD-LOOKING STATEMENTS

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

Overview

BNA operates in three business segments-publishing, printing, and software. The publishing segment, which generated 83 percent of 2005 consolidated revenues, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other non-profit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. Critical factors for BNA’s ongoing success include: the quality of its products and services; continuing changes in legal, regulatory, and business practices and trends which require an ongoing need for information; highly trained and motivated employees; and key relationships with suppliers.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

One initiative has been the development of a next-generation Web platform for BNA's electronic information products and the migration of products to it. In 2001, BNA released its first product hosted on BNA's Web Delivery System (BWD), an internally developed Web platform. The functionality of BWD continued to be developed over the next several years, and migration of products to the new platform during this period was careful and deliberate. With BWD development essentially completed by late 2005 and with electronic products at over 60 percent of BNA's legal and regulatory subscription base, a decision was made to add substantial resources to the migration effort with the aim of completion by the end of 2007. This migration investment will increase expenses in the interim.

BNA pursues a platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services--Lexis and Westlaw--for many years. Beginning in 2003, based on revised license agreements, BNA began to sell subscriptions to subject libraries on these networks, and these have been very popular with major law firms and law schools. In addition, as a result of new license agreements, BNA began to sell subscriptions to its tax content products on CCH's tax network in late 2005 and on RIA's tax network in early 2006. These networks, in addition to BNA's online networks and print, provide customers with a variety of options.

Another major initiative to improve revenue growth was a realignment of the field sales force. In 2004, BNA reorganized its geographically-based, general field sales force into three customer-centric segmented divisions: Corporate, Legal, and Tax & Accounting. The transition was difficult, but subscription business growth in 2005-06, also enhanced by the license agreements, was the highest since 1998.

BNA has been engaged in a multi-year effort to replace its aging customer business system with a new system which will provide many more features than the legacy system. As of June, 2006, all subscription customer accounts have been migrated to the new system. The remaining customers are scheduled for migration by the end of 2006. Related applications, still maintained on legacy mainframe systems, are also scheduled for replacement by year's end.

As described in Note 7 to the financial statements, BNA will relocate its corporate headquarters and principal operations in 2007. When the relocation is complete, BNA will have lower real estate expenses and a lower effective income tax rate.

Restatement of Previously Issued Financial Statements

This Form 10-Q/A restates certain financial information as of March 25, 2006 and December 31, 2005 and the results of operations for the quarters ended March 25, 2006, and March 26, 2005, to adjust certain revenues and investment income as described in Note 1 to the consolidated financial statements included in this Form 10-Q/A. The discussion below includes the effect of the restated consolidated financial statements

RESULTS OF OPERATIONS

Twelve weeks 2006 compared to twelve weeks 2005

Consolidated revenues were down 0.6 percent to $72.1 million in the first quarter of 2006 compared to 2005, as continued growth by the printing segment was offset by lower publishing and software segment revenues. Consolidated operating expenses increased 2.2 percent. The consolidated operating profit of $6.5 million was 22 percent less than last year. Net income for the first quarter was $4.2 million, an 18.4 percent decrease from 2005 results. Earnings per share were $.14 for the quarter versus $.16 in 2005.

Publishing segment revenues were down 1.1 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues (85 percent of segment revenues) were down $251,000. Certain license royalty revenues, which are described in the Note 1 restatement section, are recognized in very uneven patterns due to financial reporting rules for multi-year agreements when not all annual minimums are known at the outset of the agreements. As a result, reported revenues from these royalties dropped $1.2 million from last year's first quarter, although actual royalties billed under the terms of the agreement resulting from transactions during the first quarter, 2006, were down only $251,000 from the same period in 2005. The Company and its licensees have amended the agreements, effective for the fourth quarter 2006, so that on a prospective basis the revenue accounting for royalties from these agreements will reflect the underlying economics of the transactions. Most of the other publishing units had lower first quarter revenues. Publishing operating expenses were up 2.8 percent mostly due to higher employment costs, legal expenses, and costs to accelerate the migration of web products to BNA’s web platform, BWD. The operating profit for the publishing segment declined $2.2 million for the first quarter to $3.5 million.

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

The software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.,) total revenues declined 3.1 percent compared to 2005 while expenses decreased 8.8 percent. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues declined 4.6 percent compared to 2005, reflecting lower intersegment sales and lower license revenues from external customers. Amortization expenses on intangible assets decreased $180,000, and other operating expenses were down 13.1 percent. STF recorded a 12.6 percent increase in its operating profit. BNA Software revenues were down 2.0 percent, mainly due to deferral of revenues related to an undelivered specified upgrade. Lower selling expenses led to a 3.1 percent decrease in operating expenses, and operating profit increased slightly in the first quarter, from $460,000 in 2005, to $491,000 in 2006. The total software segment had a $2.2 million operating profit in 2006 compared to $2.0 million in 2005.

Investment income increased due to higher gains on sales of securities, and interest expense was lower due to lower loan balances. Other comprehensive income reflected an unrealized holding gain in 2006 compared to a loss in 2005.

Outlook

As of the date of this filing, we expect the 2006 consolidated results to be as follows: revenues up 3.5-4.0% over the previous year, with growth coming in each segment; operating profit up 0-5% with double-digit increases in the software and printing segments, offsetting a reduction in the publishing segment due to the higher expenses noted above in results of operations and to higher auditing expenses; net income up 10-15% due to improved higher investment income, lower interest expense, and a lower effective income tax rate; and, earnings per share up 14-19% due to higher net income and fewer outstanding shares.

FINANCIAL POSITION
Customer receipts were up 4.9 percent and operating expenditures increased 1.5 percent in the first twelve weeks of 2006, leading to a $3.0 million increase in cash provided from operating activities to $19.1 million. Cash used for investing activities was $2.0 million. Capital expenditures amounted to $1.1 million and cash used for the investment portfolio totaled $0.9 million. During the quarter, sales of capital stock to employees totaled $4.0 million. Capital stock repurchases amounted to $2.2 million.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on its evaluation, and in light of the material weaknesses in internal control over financial reporting identified as existing as of December 31, 2005, which were described within the 2005 Annual Report on Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective.

The Company is actively engaged in remediation efforts to address the material weaknesses in its internal control over financial reporting as outlined in the 2005 Annual Report on Form 10-K/A.

There was no change in the Company's internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from risk factors as previously disclosed in item 1A of Part I of the Company's 2005 Annual report on From 10-K/A.
 material

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended March 25, 2006, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number	Average Price
Four-week Period	of Shares Purchased	Paid per Share

January 1, 2006-January 28, 2006	76,738	$13.00

January 29, 2006-February 25, 2006	35,795	$13.00

February 26, 2006-March 25, 2006	50,845	$13.65

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

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

The Bureau of National Affairs, Inc.
Registrant

12/21/06	By: s/Paul N. Wojcik
Date	Paul N. Wojcik
President and Chief Executive Officer

12/21/06	By: s/George J. Korphage
Date	George J. Korphage
Vice President and Chief Financial Officer