Form 10-Q
period 2006-06-17
BUREAU OF NATIONAL AFFAIRS INC
filed 2006-12-21
CIK 15393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 17, 2006	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540
(I.R.S. Employer Identification No.)

1231 25th St., N. W.,	(202) 452-4200
Washington, D.C. 20037	(telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-acclerated filer☒

Indicate by check mark whether the Registrant is a shell compay (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of June 17, 2006 was 12,800,533 Class A common shares, 17,286,124 Class B common shares, and 12,440 Class C common shares.

EXPLANATORY NOTE:

The Company has previously filed its 2005 Form 10-K/A for the year ended December 31, 2005 to restate its historical balance sheets as of December 31, 2005 and 2004, statements of income, cash flows and changes in stockholders’ equity and comprehensive income for the years ended December 31, 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The Company has also filed a Form 10-Q/A for the quarter ended March 25, 2006 to reflect these restatement adjustments. We do not intend to amend previously-filed Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. The reader should not rely on our previously-filed Quarterly Report on Form 10-Q for the period ended June 18, 2005, but should instead rely upon the updated financial data provided for the twelve weeks and twenty-four weeks periods ended June 18, 2005 herein.

The restatement items, which are discussed in detail in Note 1 to the Consolidated Financial Statements, increased net income by $1,987,000, and $3,132,000 respectively, for the twelve weeks period and twenty-four weeks periods ended June 18, 2005. The Consolidated Statements of Income, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows presented below have been restated for the effects of the adjustments. The adjustments had no effect on net cash flows from operating, investing, or financing activities

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 24-WEEKS ENDED JUNE 17, 2006 and JUNE 18, 2005
(Unaudited)
(All dollars in thousands, except per share amounts)

	24 Weeks Ended
	June 17, 2006	June 18, 2005
		(Restated)*
OPERATING REVENUES	$147,553	$147,097
OPERATING EXPENSES:
Editorial, production, and distribution	80,852	79,730
Selling	25,767	23,630
General and administrative	25,989	26,338
TOTAL OPERATING EXPENSES	132,608	129,698
OPERATING PROFIT	14,945	17,399
NON-OPERATING INCOME (EXPENSE):
Investment income	2,393	1,897
Interest expense	(2,487)	(2,769)
Other income (expense), net	0	(1)
TOTAL NON-OPERATING (EXPENSE)	(94)	(873)
INCOME BEFORE INCOME TAXES	14,851	16,526
PROVISION FOR INCOME TAXES	5,447	5,941
NET INCOME	9,404	10,585
OTHER COMPREHENSIVE INCOME (LOSS)	(679)	(91)
COMPREHENSIVE INCOME	$8,725	$10,494

NET INCOME PER SHARE	$.31	$.34

WEIGHTED AVERAGE SHARES OUTSTANDING	30,184,717	31,538,830

*  See Note 1 to consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED JUNE 17, 2006 and JUNE 18, 2005
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	June 17, 2006	June 18, 2005
		(Restated)*
OPERATING REVENUES	$75,479	$74,622
OPERATING EXPENSES:
Editorial, production, and distribution	41,130	40,391
Selling	13,086	11,935
General and administrative	12,805	13,222
TOTAL OPERATING EXPENSES	67,021	65,548
OPERATING PROFIT	8,458	9,074
NON-OPERATING INCOME (EXPENSE):
Investment income	990	875
Interest expense	(1,244)	(1,387)
Other income (expense), net	0	(1)
TOTAL NON-OPERATING (EXPENSE)	(254)	(513)
INCOME BEFORE INCOME TAXES	8,204	8,561
PROVISION FOR INCOME TAXES	2,965	3,078
NET INCOME	5,239	5,483
OTHER COMPREHENSIVE INCOME (LOSS)	(807)	900
COMPREHENSIVE INCOME	$4,432	$6,383

NET INCOME PER SHARE	$.17	$.17

WEIGHTED AVERAGE SHARES OUTSTANDING	30,202,324	31,487,672

 *  See Note 1 to consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
June 17, 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	June 17,	December 31,
ASSETS	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$15,728	$9,056
Short-term investments	25,946	11,731
Receivables (net of allowance for doubtful accounts of
$1,982 in 2006 and $2,596 in 2005)	34,988	37,825
Inventories	3,621	3,206
Prepaid expenses	4,795	5,327
Deferred selling expenses	3,953	4,675
Deferred income taxes	7,370	10,969
Total current assets	96,401	82,789

MARKETABLE SECURITIES	85,815	97,898
PROPERTY AND EQUIPMENT:
Land	4,250	4,250
Building and improvements	51,759	51,759
Furniture, fixtures and equipment	48,796	47,840
	104,805	103,849
Less-Accumulated depreciation	78,566	77,140
Net property and equipment	26,239	26,709

DEFERRED INCOME TAXES	23,234	21,436
GOODWILL	73,366	73,366
INTANGIBLE ASSETS	16,810	18,614
OTHER ASSETS	1,113	899
Total assets	$322,978	$321,711

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
June 17, 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	June 17,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005
CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$7,500
Accounts payable	20,670	17,833
Employee compensation and benefits payable	33,728	31,587
Income taxes payable	705	1,726
Deferred revenues	134,427	131,593
Total current liabilities	200,030	190,239

LONG-TERM DEBT	52,000	55,000
POSTRETIREMENT BENEFITS, less current portion	71,390	66,475
OTHER LIABILITIES	1,345	8,473
Total liabilities	324,765	320,187
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock issued, $1.00 par value-
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	21,304	22,730
Retained earnings	118,560	114,330
Treasury stock, at cost - 27,067,448 shares
in 2006 and 26,962,894 in 2005	(198,046)	(192,610)
Elements of other comprehensive income (expense):
Net unrealized gain (loss) on marketable securities	(33)	569
Foreign currency translation adjustment	(142)	(65)
Minimum pension liability adjustment	(597)	(597)
Total stockholders' equity (deficit)	(1,787)	1,524
Total liabilities and stockholders' equity	$322,978	$321,711

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24-WEEKS ENDED JUNE 17, 2006 and JUNE 18, 2005
(Unaudited)
(In thousands of dollars)

	24 Weeks Ended
	June 17, 2006	June 18, 2005
		(Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,404	$10,585
Items with different cash requirements than reflected in net income--
Depreciation and amortization	4,011	4,698
Deferred income taxes	2,018	268
Gain on sales of securities	(289)	(281)
Others	252	110
Changes in operating assets and liabilities--
Receivables	3,451	8,683
Deferred revenues	2,834	(3,451)
Payables and accrued liabilities	(7,002)	(6,373)
Postretirement benefits	2,635	4,059
Deferred selling expenses	722	163
Inventories	(415)	173
Other assets and liabilities--net	(168)	(1,129)
Net cash provided by operating activities	17,453	17,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
Capitalized software	(657)	(464)
Purchase of equipment and furnishings	(1,080)	(378)
Business purchase price adjustment	---	86
Investment securities sales and maturities	17,883	26,584
Investment securities purchases	(20,055)	(28,783)
Net cash (used for) investing activities	(3,909)	(2,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of capital stock to employees	6,504	5,565
Purchases of treasury stock	(8,202)	(9,688)
Dividends paid	(5,174)	(5,079)
Net cash (used for) financing activities	(6,872)	(9,202)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,672	5,348
CASH AND CASH EQUIVALENTS, beginning of period	9,056	8,442
CASH AND CASH EQUIVALENTS, end of period	$15,728	$13,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,424	$2,750
Income taxes paid	5,705	5,365

*  See Note 1 to consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Consolidated Financial Statements
June 17, 2006
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

The information in this report has not been audited. Results for the twelve and twenty-four weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (normally consisting only of recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report to shareholders. Note disclosures which would substantially duplicate those contained in the 2005 Annual Report to shareholders have been omitted.

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

Restatement of financial statements

The Company restated its previously issued consolidated financial statements for the five years ended December 31, 2005, to adjust the recognition of revenues from the sales of certain software products and from certain license royalties into different time periods and to record an other-than-temporary impairment of a marketable security.

As more fully described in the Company’s December 31, 2005 Form 10-K/A, the recognition of revenues from the sales of certain software products was adjusted so that the restated revenues and related commission and royalty expenses are deferred and recognized ratably over the post-sale support periods. In addition, when a software sale includes a specified upgrade, revenue recognition is deferred until the specified update is delivered. Also, as more fully described in the Company’s December 31, 2005 Form 10-K/A, the pattern of revenue recognition for certain four-year license royalty agreements, in effect during 2002-2005, was adjusted. Minimum annual royalties are recognized evenly over the entire contract term, from the point at which they became fixed and determinable, and amounts received in excess of the minimum amounts are recognized when earned. These agreements were replaced with similar agreements effective 2006 through 2008. The Company had also restated revenues from other license royalties, that had previously been recognized as related sales were reported, to defer the revenues and recognize them over the contractual license periods.

Restatement adjustments for these items resulted in changes to net income and (earnings per share) as follows: twelve weeks ended June 18, 2005, increased $1,987,000 ($0.06); and, twenty-four weeks ended June 18, 2005, increased $3,132,000 ($0.10). These restatement adjustments also, at the beginning of 2005, reduced retained earnings by $7,729,000 and increased the net unrealized gain on marketable securities by $275,000. The adjustments had no effect on net cash flow from operations.

The Company, as a result of the restatement of its financial statements, is not in compliance with a debt covenant that requires the timely delivery of its quarterly financial statements. The Company has obtained waivers from the lender of its term debt providing for the extension, until January, 5, 2007, of the delivery of the Company’s financial statements for the quarter ended June 17, 2006.

The following tables show the effects of the restatement on the Company’s consolidated financial statements (in thousands of dollars, except per share data).

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005		June 18, 2005
Comprehensive Income Data:	Previously		Previously
	Reported	Restated	Reported	Restated
Operating Revenues	$70,677	$74,622	$140,924	$147,097
Editorial, production, and distribution	39,965	40,391	79,087	79,730
Selling	11,899	11,935	23,610	23,630
General and administrative	12,842	13,222	25,718	26,338
Total Operating Expense	64,706	65,548	128,415	129,698
Operating Profit	5,971	9,074	12,509	17,399
Income Before Income Taxes	5,458	8,561	11,636	16,526
Provision for income taxes	1,962	3,078	4,183	5,941
Net Income	3,496	5,483	7,453	10,585
Comprehensive Income	4,396	6,383	7,362	10,494
Earnings Per Share	$0.11	$0.17	$0.24	$0.34

	24 Weeks Ended
	June 18, 2005
Cash Flows Data:	Previously
	Reported	Restated
Cash flows from operating activities:
Net Income	$7,453	$10,585
Deferred income taxes	(1,811)	268
Changes in operating assets and liabilities-
Receivables	8,690	8,683
Deferred revenues	2,715	(3,451)
Payables and accrued liabilities	(6,672)	(6,373)
Deferred selling expenses	143	163
Other assets and liabilities-net	(1,772)	(1,129)

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

	June 17,	December 31,
	2006	2005
Materials and supplies	$1,982	$1,856
Work in process	677	308
Finished goods	962	1,042
Totals	$3,621	$3,206

NOTE 3:  Stockholders' Equity

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold.

Prior to January 1, 2006, the Company accounted for the sale of stock to its employees as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the provisions of APB 25, the sales of these shares were considered to be noncompensatory and, accordingly, the Company did not record any compensation expense related to the sale of stock for any periods prior to January 1, 2006. FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, permitted the Company to continue to apply the provisions of APB 25 to the sales of stock to employees and provide proforma disclosures as if the provisions of FAS 123 had been applied. The accounting for the sales of stock to employees under the provisions of FAS 123 would not have resulted in a material difference to net income and net income per share for the twenty-four weeks ended June 18, 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation. (FAS 123R), which supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The Company has determined that the sale of its shares to employees under the Plans do not meet the criteria established under FAS 123R to be considered noncompensatory. The Company has also determined that under FAS 123R certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. At June 17, 2006, 359,246 shares with an estimated fair value of $5.0 million are classified as liabilities. Further, during the twenty-four weeks ended June 17, 2006, the Company recorded compensation expense related to these liability classified shares and other equity classified shares of $279,000.

Changes in stockholders’ equity during the period were as follows: sales of capital stock to employees, $1.4 million (net of the value of shares sold that are classified as liabilities); capital stock repurchases, $8.2 million; dividends paid, $5.2 million, net income, $9.4 million, and other comprehensive expense $0.7 million (net of $0.4 million in taxes).

Treasury stock as of June 17, 2006 and December 31, 2005, respectively, consisted of: Class A, 17,199,467 and 17,048,726 shares; Class B, 7,348,741 and 7,394,928 shares; and Class C, 2,519,240 and 2,519,240 shares. As of June 17, 2006, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock repurchases in 2006 are expected to be $13 million.

NOTE 4:  Segment Information

In thousands of dollars:
	Total Operating		Intersegment	External Operating		Operating
12 Weeks Ended:	Revenues		Operating Revenues	Revenues		Profit
June 17, 2006
Publishing	$62,444		$--	$62,444		$6,311
Printing	10,211		2,396	7,815		1,167
Software	5,665		445	5,220		980
Total	$78,320		$2,841	$75,479		$8,458

June 18, 2005	(restated)			(restated)		(restated)
Publishing	$61,351		$--	$61,351		$6,100
Printing	9,142		2,483	6,659		665
Software	7,238		626	6,612		2,309
Total	$77,731		$3,109	$74,622		$9,074

24 Weeks Ended:
June 17, 2006
Publishing	$121,264		$--	$121,264		$9,762
Printing	19,913		4,929	14,984		1,988
Software	12,408		1,103	11,305		3,195
Total	$153,585		$6,032	$147,553		$14,945

June 18, 2005	(restated	)		(restated	)	(restated	)
Publishing	$120,855		$--	$120,855		$11,763
Printing	18,448		5,048	13,400		1,336
Software	14,195		1,353	12,842		4,300
Total	$153,498		$6,401	$147,097		$17,399

NOTE 5:  Goodwill and Intangible Assets

Goodwill is assigned to the reportable segments as follows: Publishing $49,998,000; Printing $917,000; and Software $22,451,000.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

	June 17, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$29,630	$(19,512)	$30,368	$(19,247)
Customer Lists	7,104	(5,980)	13,733	(12,285)
Copyrights	9,145	(5,138)	9,145	(4,716)
Other	1,814	(253)	2,825	(1,209)
Total	$47,693	$(30,883)	$56,071	$(37,457)

Amortization expense for the above assets was $2,461,000 and $3,067,000, respectively, in the first two quarters of 2006 and 2005.

NOTE 6:  Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit expense is based on estimated values provided by independent actuaries. The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		24 Weeks Ended
	6/17/06	6/18/05	6/17/06	6/18/05
Pension Benefits:
Service cost	$2,006	$1,605	$3,765	$3,412
Interest cost	2,431	2,498	4,802	4,792
Expected return on plan assets	(2,943)	(2,652)	(5,562)	(5,058)
Amortization of prior service cost
and of net actuarial loss	529	262	932	648
Total expense	$2,023	$1,713	$3,937	$3,794

Other Postretirement Benefits:
Service cost	$1,413	$1,094	$2,590	$2,281
Interest cost	1,755	1,665	3,613	3,394
Expected return on plan assets	(492)	(473)	(983)	(945)
Amortization of prior service cost
and of net actuarial gain	543	552	1,193	1,118
Total expense	$3,219	$2,838	$6,413	$5,848

Pension plan contributions were $14 million in 2005 and are expected to be $14 million in 2006. Plan contributions amounted to $6 million and $4 million for the first two quarters of 2006 and 2005, respectively.

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

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related its major publishing activities.

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

Restatement of Previously Issued Financial Statements

This Form 10-Q presents restated financial statements as of and for the twelve and twenty-four week periods ended June 18, 2005, to adjust certain revenues and investment income as described in Note 1 to the unaudited consolidated financial statements included in this Form 10-Q. The discussion below includes the effect of the restated consolidated financial statements

RESULTS OF OPERATIONS
Twenty-four weeks 2006 compared to twenty-four weeks 2005

BNA’s consolidated revenues were up 0.3 percent to $147.6 million in the first half of 2006 compared to 2005, as continued growth by the printing segment and a modest increase in publishing segment revenues was mostly offset by lower software segment revenues. Consolidated operating expenses increased 2.2 percent. The consolidated operating profit of $14.9 million was 14.1 percent less than last year. Net income was $9.4 million for the first half, an 11.2 percent decrease from 2005 results. Earnings per share were $.31 for the first half versus $.34 in 2005.

Publishing segment revenues were $121.3 million, up 0.3 percent, compared to the prior year. BNA Parent and Tax Management subscription and online revenues (85 percent of segment revenues) were up $1.3 million. Certain license royalty revenues, which are described in Note 1 of the unaudited consolidated financial statements included herein, are recognized in very uneven patterns due to financial reporting rules for multi-year agreements when not all annual minimums are known at the outset of the agreements. As a result, reported revenues from these royalties dropped $2.6 million from last year's first half, although actual royalties billed under the terms of the agreement, resulting from transactions during the first half of 2006, were down only $652,000 from the same period of 2005. The Company and its licensees  have amended the agreements, effective for the fourth quarter 2006, so that on a prospective basis the revenue accounting for royalties from these agreements will reflect the underlying economics of the transactions. BNA Books revenues were 18.7 percent higher, but the other publishing activities had flat or lower revenues compared to their strong first half last year. Publishing operating expenses were up 2.2 percent mostly due to higher employment costs and costs to accelerate the migration of web products to BNA’s web platform, BWD. The operating profit for the publishing segment declined $2.0 million for the first half to $9.8 million.

Printing segment total revenues were up 7.9 percent compared to 2005. Commercial sales were up 11.8 percent, reflecting business from new customers and additional work from existing customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 2.4 percent. Operating expenses increased 4.8 percent, reflecting higher variable costs. The segment operating profit was $2.0 million in 2006, up 49 percent.

The software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) total revenues decreased 12.6 percent compared to 2005 while operating expenses were down 6.9 percent. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues decreased 5.5 percent, due to lower intersegment sales. Amortization expenses on intangible assets were $.4 million lower in 2006, and other operating expenses decreased 10.2 percent. STF recorded an 18.0 percent increase in its operating profit. BNA Software revenues were down 15.9 percent, mainly due to deferral of revenues related to an undelivered specified upgrade. Operating expenses were down slightly, but operating profit dropped 66 percent in the first half, from $2.3 million in 2005, to $777,000 in 2006. The total software segment had a $3.2 million operating profit in 2006 compared to $4.3 million in 2005.

Investment and net other income increased $497,000 due to higher market yields and higher gains on sales of marketable securities. Interest expense was down $282,000 due to less debt. Other comprehensive income reflects unrealized holding losses.

Twelve weeks 2006 compared to twelve weeks 2005

For the second quarter only, consolidated revenues increased 1.1 percent. Printing and publishing segment revenues were each up $1.0 million, due to a strong performance by the printing segment and a 3.0 percent increase in BNA Parent and Tax Management subscription and online revenues, but these increases were largely offset by substantially lower software revenues related to the specified update. Operating expenses were up 2.2 percent. The other revenue and expense factors mentioned above affected second quarter comparisons. In addition, the year-to-year comparison was favorably affected by the absence of a $0.7 million publishing segment reorganization expense in 2005. Operating profit was down 6.8 percent, and net income was down 4.5 percent. Earnings per share for the quarter were $.17 in 2006 and $.17 in 2005.

Outlook

As of the date of this filing, we expect the 2006 consolidated results to be as follows: revenues up 3.5-4.0% over the previous year, with growth coming in each segment; operating profit up 0-5% with double-digit increases in the software and printing segments, offsetting a reduction in the publishing segment due to the higher expenses noted above in results of operations and to higher auditing expenses; net income up 10-15% due to higher investment income, lower interest expense, and a lower effective income tax rate; and, earnings per share up 14-19% due to higher net income and fewer outstanding shares.

FINANCIAL POSITION

Customer receipts were up 1.7 percent, operating expenditures (including an additional $2 million in pension contributions) increased 1.9 percent, and cash provided from operating activities decreased slightly in the first half of 2006. Cash used for investing activities was $3.9 million. Capital expenditures amounted to $1.7 million and net cash used for securities investments totaled $2.2 million. During the first two quarters, sales of capital stock to employees totaled $6.5 million. Capital stock repurchases amounted to $8.2 million and dividends paid were $5.2 million.

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

During the twelve weeks ended June 17, 2006, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number	Average Price
Four-week Period	of Shares Purchased	Paid per Share

March 26, 2006-April 22, 2006	276,344	$13.75

April 23, 2006-May 20, 2006	139,861	$13.75

May 21, 2006-June 17, 2006	23,447	$13.75

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

See form 10-Q for the quarter ended March 25, 2006 for the results of the election of directors held at the annual meeting for stockholders on April 15, 2006

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