Form 10-Q
period 2006-09-09
BUREAU OF NATIONAL AFFAIRS INC
filed 2006-12-21
CIK 15393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 9, 2006	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540
(I.R.S. Employer Identification No.)

1231 25th St., N. W.,	(202) 452-4200
Washington, D.C. 20037	(telephone number)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 9, 2006 was 12,622,108Class A common shares, 17,347,164 Class B common shares, and 12,440 Class C common shares.

EXPLANATORY NOTE:

The Company has previously filed its 2005 Form 10-K/A for the year ended December 31, 2005 to restate its historical balance sheets as of December 31, 2005 and 2004, statements of income, cash flows and changes in stockholders’ equity and comprehensive income for the years ended December 31, 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The Company has also filed a Form 10-Q/A for the quarter ended March 25, 2006 to reflect these restatement adjustments. We do not intend to amend previously-filed Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. The reader should not rely on our previously-filed Quarterly Report on Form 10-Q for the period ended September 10, 2005, but should instead rely upon the updated financial data provided for the twelve weeks and thirty-six weeks periods ended September 10, 2005 herein.

The restatement items, which are discussed in detail in Note 1 to the Consolidated Financial Statements, decreased net income by $199,000, and increased net income by $2,933,000 respectively, for the twelve weeks period and thirty-six weeks periods ended September 10, 2005. The Consolidated Statements of Income, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows presented below have been restated for the effects of the adjustments. The adjustments had no effect on net cash flows from operating, investing, or financing activities.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 36-WEEKS ENDED September 9, 2006 and September 10, 2005
(Unaudited)
(All dollars in thousands, except per share amounts)

	36 Weeks Ended
	September 9, 2006	September 10, 2005
		(Restated)*
OPERATING REVENUES	$223,810	$223,561
OPERATING EXPENSES:
Editorial, production, and distribution	122,584	119,893
Selling	38,790	35,573
General and administrative	39,409	40,160
TOTAL OPERATING EXPENSES	200,783	195,626
OPERATING PROFIT	23,027	27,935
NON-OPERATING INCOME (EXPENSE):
Investment income	3,395	2,766
Interest expense	(3,731)	(4,168)
Other income (expense), net	(1)	(26)
TOTAL NON-OPERATING (EXPENSE)	(337)	(1,428)
INCOME BEFORE INCOME TAXES	22,690	26,507
PROVISION FOR INCOME TAXES	8,282	9,529
NET INCOME	14,408	16,978
OTHER COMPREHENSIVE INCOME	314	360
COMPREHENSIVE INCOME	$14,722	$17,338

NET INCOME PER SHARE	$.48	$.54

WEIGHTED AVERAGE SHARES OUTSTANDING	30,133,368	31,486,808

*  See Note 1 to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED September 9, 2006 and September 10, 2005
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	September 9, 2006	September 10, 2005
		(Restated)*
OPERATING REVENUES	$76,257	$76,464
OPERATING EXPENSES:
Editorial, production, and distribution	41,732	40,163
Selling	13,023	11,943
General and administrative	13,420	13,822
TOTAL OPERATING EXPENSES	68,175	65,928
OPERATING PROFIT	8,082	10,536
NON-OPERATING INCOME (EXPENSE):
Investment income	1,002	869
Interest expense	(1,244)	(1,399)
Other income (expense), net	(1)	(25)
TOTAL NON-OPERATING (EXPENSE)	(243)	(555)
INCOME BEFORE INCOME TAXES	7,839	9,981
PROVISION FOR INCOME TAXES	2,835	3,588
NET INCOME	5,004	6,393
OTHER COMPREHENSIVE INCOME	993	451
COMPREHENSIVE INCOME	$5,997	$6,844

NET INCOME PER SHARE	$.17	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING	30,034,941	31,373,695

*  See Note 1 to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 9, 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	September 9,	December 31,
ASSETS	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$23,800	$9,056
Short-term investments	24,474	11,731
Receivables (net of allowance for doubtful accounts of
$2,133 in 2006 and $2,596 in 2005)	31,440	37,825
Inventories	4,591	3,206
Prepaid expenses	4,632	5,327
Deferred selling expenses	3,802	4,675
Deferred income taxes	8,431	10,969
Total current assets	101,170	82,789

MARKETABLE SECURITIES	89,458	97,898
PROPERTY AND EQUIPMENT:
Land	4,250	4,250
Building and improvements	51,835	51,759
Furniture, fixtures and equipment	49,212	47,840
	105,297	103,849
Less-Accumulated depreciation	79,368	77,140
Net property and equipment	25,929	26,709

DEFERRED INCOME TAXES	23,424	21,436
GOODWILL	73,366	73,366
INTANGIBLE ASSETS	15,797	18,614
OTHER ASSETS	1,208	899
Total assets	$330,352	$321,711

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
September 9 , 2006 and DECEMBER 31, 2005
(Unaudited)
(In thousands of dollars)

	September 9,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005
CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$7,500
Accounts payable	22,802	17,833
Dividends payable	5,097	---
Employee compensation and benefits payable	29,464	31,587
Income taxes payable	3,868	1,726
Deferred revenues	134,436	131,593
Total current liabilities	206,167	190,239

LONG-TERM DEBT	52,000	55,000
POSTRETIREMENT BENEFITS, less current portion	73,930	66,475
OTHER LIABILITIES	1,253	8,473
Total liabilities	333,350	320,187
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock issued, $1.00 par value-
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	21,202	22,730
Retained earnings	118,467	114,330
Treasury stock, at cost - 27,184,833 shares
in 2006 and 26,962,894 in 2005	(200,055)	(192,610)
Elements of other comprehensive income (expense):
Net unrealized gain on marketable securities	1,003	569
Foreign currency translation adjustment	(185)	(65)
Minimum pension liability adjustment	(597)	(597)
Total stockholders' equity (deficit)	(2,998)	1,524
Total liabilities and stockholders' equity	$330,352	$321,711

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 36-WEEKS ENDED SEPTEMBER 9, 2006 and SEPTEMBER 10, 2005
(Unaudited)
(In thousands of dollars)

	36 Weeks Ended
	September 9, 2006	September 10, 2005
		(Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,408	$16,978
Items with different cash requirements than reflected in net income--
Depreciation and amortization	6,035	6,990
Deferred income taxes	233	227
Gain on sales of securities	(245)	(265)
Others	687	753
Changes in operating assets and liabilities--
Receivables	6,316	3,003
Deferred revenues	2,843	(1,371)
Payables and accrued liabilities	(1,290)	1,086
Postretirement benefits	(912)	3,673
Deferred selling expenses	873	481
Inventories	(1,385)	(15)
Other assets and liabilities--net	(259)	(587)
Net cash provided by operating activities	27,304	30,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--
Capitalized software	(862)	(712)
Purchase of equipment and furnishings	(1,576)	(602)
Business purchase price adjustment	---	86
Investment securities sales and maturities	39,446	39,641
Investment securities purchases	(41,477)	(43,083)
Net cash (used for) investing activities	(4,469)	(4,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of capital stock to employees	7,574	8,476
Purchases of treasury stock	(10,491)	(11,231)
Dividends paid	(5,174)	(5,079)
Net cash (used for) financing activities	(8,091)	(7,834)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,744	18,449
CASH AND CASH EQUIVALENTS, beginning of period	9,056	8,442
CASH AND CASH EQUIVALENTS, end of period	$23,800	$26,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,630	$4,110
Income taxes paid	5,769	5,675

*  See Note 1 to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Consolidated Financial Statements
September 9, 2006
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

The information in this report has not been audited. Results for the twelve and thirty-six weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (normally consisting only of recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

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

Restatement adjustments for these items resulted in changes to net income and (earnings per share) as follows: twelve weeks ended September 10, 2005, decreased $199,000 ($0.01); and, thirty-six weeks ended September 10, 2005, increased $2,933,000 ($0.09). These restatement adjustments also, at the beginning of 2005, reduced retained earnings by $7,729,000 and increased the net unrealized gain on marketable securities by $275,000. The adjustments had no effect on net cash flow from operations.

The Company, as a result of the restatement of its financial statements, is not in compliance with a debt covenant that requires the timely delivery of its quarterly financial statements. The Company has obtained waivers from the lender of its term debt providing for the extension, until January, 5, 2007, of the delivery of the Company’s financial statements for the quarter ended September 9, 2006.

The following tables show the effects of the restatement on the Company’s consolidated financial statements (in thousands of dollars, except per share data).

	12 Weeks Ended		36 Weeks Ended
	September 10, 2005		September 10, 2005
Comprehensive Income Data:	Previously		Previously
	Reported	Restated	Reported	Restated
Operating Revenues	$76,326	$76,464	$217,250	$223,561
Editorial, production, and distribution	39,722	40,163	118,809	119,893
Selling	11,908	11,943	35,518	35,573
General and administrative	13,849	13,822	39,567	40,160
Total Operating Expense	65,479	65,928	193,894	195,626
Operating Profit	10,847	10,536	23,356	27,935
Income Before Income Taxes	10,292	9,981	21,928	26,507
Provision for income taxes	3,700	3,588	7,883	9,529
Net Income	6,592	6,393	14,045	16,978
Comprehensive Income	7,043	6,844	14,405	17,338
Earnings Per Share	$0.21	$0.20	$0.45	$0.54

	36 Weeks Ended
	September 10, 2005
Cash Flows Data:	Previously
	Reported	Restated
Cash flows from operating activities:
Net Income	$14,045	$16,978
Deferred income taxes	(1,723)	227
Changes in operating assets and liabilities-
Receivables	3,175	3,003
Deferred revenues	4,768	(1,371)
Payables and accrued liabilities	796	1,086
Deferred selling expenses	426	481
Other assets and liabilities-net	(1,670)	(587)

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):

	September 9,	December 31,
	2006	2005
Materials and supplies	$2,633	$1,856
Work in process	1,027	308
Finished goods	931	1,042
Totals	$4,591	$3,206

NOTE 3:  Stockholders' Equity

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold.

Prior to January 1, 2006, the Company accounted for the sale of stock to its employees as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the provisions of APB 25, the sales of these shares were considered to be noncompensatory and, accordingly, the Company did not record any compensation expense related to the sale of stock for any periods prior to January 1, 2006. FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, permitted the Company to continue to apply the provisions of APB 25 to the sales of stock to employees and provide proforma disclosures as if the provisions of FAS 123 had been applied. The accounting for the sales of stock to employees under the provisions of FAS 123 would not have resulted in a material difference to net income and net income per share for the thirty-six weeks ended September 10, 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation. (FAS 123R), which supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The Company has determined that the sale of its shares to employees under the Plans do not meet the criteria established under FAS 123R to be considered noncompensatory. The Company has also determined that under FAS 123R certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. At September 9, 2006, 395,879 shares with an estimated fair value of $5.5 million are classified as liabilities. Further, during the thirty-six weeks ended September 10, 2006, the Company recorded compensation expense related to these liability classified shares and other equity classified shares of $316,000.

Changes in stockholders’ equity during the period were as follows: sales of capital stock to employees, $1.6 million (net of value of shares sold that are classified as liabilities); capital stock repurchases, $10.5 million; dividends, $10.3 million, net income, $14.4 million, and other comprehensive income $0.3 million (net of $0.2 million in taxes).

Treasury stock as of September 9, 2006 and December 31, 2005, respectively, consisted of: Class A, 17,377,892 and 17,048,726 shares; Class B, 7,287,701 and 7,394,928 shares; and Class C, 2,519,240 and 2,519,240 shares. As of September 9, 2006, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock repurchases in 2006 are expected to be $13 million.

NOTE 4:  Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues		Intersegment Operating Revenues	External Operating Revenues		Operating Profit/Loss
September 9, 2006
Publishing	$61,898		$--	$61,898		$6,194
Printing	11,723		2,551	9,172		959
Software	5,581		394	5,187		929
Total	$79,202		$2,945	$76,257		$8,082

September 10, 2005	(restated	)		(restated	)	(restated	)
Publishing	$62,717		$--	$62,717		$8,261
Printing	10,277		2,488	7,789		762
Software	6,423		465	5,958		1,513
Total	$79,417		$2,953	$76,464		$10,536

36 Weeks Ended:
September 9, 2006
Publishing	$183,162		$--	$183,162		$15,956
Printing	31,636		7,480	24,156		2,947
Software	17,989		1,497	16,492		4,124
Total	$232,787		$8,977	$223,810		$23,027

September 10, 2005	(restated	)		(restated	)	(restated	)
Publishing	$183,572		$--	$183,572		$20,024
Printing	28,725		7,536	21,189		2,098
Software	20,618		1,818	18,800		5,813
Total	$232,915		$9,354	$223,561		$27,935

NOTE 5:  Goodwill and Intangible Assets

Goodwill is assigned to the reportable segments as follows: Publishing $49,998,000; Printing $917,000; and Software $22,451,000.

Intangible assets that continue to be subject to amortization were as follows (in thousands of dollars):

	September 9, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$29,836	$(20,351)	$30,368	$(19,247)
Customer Lists	7,104	(6,122)	13,733	(12,285)
Copyrights	9,145	(5,349)	9,145	(4,716)
Other	1,814	(280)	2,825	(1,209)
Total	$47,899	$(32,102)	$56,071	$(37,457)

Amortization expense for the above assets was $3,680,000 and $4,570,000, respectively, in the first three quarters of 2006 and 2005.

NOTE 6:  Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit expense is based on estimated values provided by independent actuaries. The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		36 Weeks Ended
	9/09/06	9/10/05	9/09/06	9/10/05
Pension Benefits:
Service cost	$1,884	$1,705	$5,649	$5,117
Interest cost	2,401	2,396	7,203	7,188
Expected return on plan assets	(2,781)	(2,530)	(8,343)	(7,588)
Amortization of prior service cost
and of net actuarial loss	466	325	1,398	973
Total expense	$1,970	$1,896	$5,907	$5,690

Other Postretirement Benefits:
Service cost	$1,294	$1,139	$3,884	$3,420
Interest cost	1,807	1,697	5,420	5,091
Expected return on plan assets	(491)	(472)	(1,474)	(1,417)
Amortization of prior service cost
and of net actuarial gain	597	559	1,790	1,677
Total expense	$3,207	$2,923	$9,620	$8,771

Pension plan contributions were $14 million in 2005 and are expected to be $14 million in 2006. Plan contributions amounted to $14 million and $8.5 million for the first three quarters of 2006 and 2005, respectively.

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

Restatement of Previously Issued Financial Statements

This Form 10-Q presents restated financial statements as of and for the twelve and thirty-six week periods ended September 10, 2005, to adjust certain revenues and investment income as described in Note 1 to the unaudited consolidated financial statements included in this Form 10-Q. The discussion below includes the effect of the restated consolidated financial statements.

RESULTS OF OPERATIONS

Thirty-six weeks 2006 compared to thirty-six weeks 2005

BNA’s consolidated revenues were up 0.1 percent to $223.8 million in the first three quarters of 2006 compared to 2005, as continued growth by the printing segment was mostly offset by lower publishing and software segment revenues. Consolidated operating expenses increased 2.6 percent. The consolidated operating profit of $23.0 million was 17.6 percent less than last year. Net income was $14.4 million for the first three quarters, a 15.1 percent decrease from 2005 results. Earnings per share were $.48 in 2006 versus $.54 in 2005.

Publishing segment revenues were $183.2 million, down 0.2 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues (85 percent of segment revenues) were up $0.8 million. Certain license royalty revenues, which are described in Note 1 of the unaudited consolidated financial statements included herein, are recognized in very uneven patterns due to financial reporting rules for multi-year agreements when not all annual minimums are known at the outset of the agreements. As a result, reported revenues from these royalties dropped $3.9 million from last year's first three quarters, although actual royalties billed under the terms of the agreement, resulting from transactions during the first three quarters of 2006, were down only $823,000 from the same period of 2005. The Company and its licensees have amended the agreements, effective for the fourth quarter 2006, so that on a prospective basis the revenue accounting for royalties from these agreements will reflect the underlying economics of the transactions. BNA International revenues improved 2.1 percent, but the other publishing activities had lower revenues in 2006 compared to last year when they had a strong first two quarters. Publishing operating expenses were up 2.2 percent mostly due to higher employment costs, auditing expenses, and costs to accelerate the migration of web products to BNA’s web platform, BWD. The operating profit for the publishing segment declined $4.1 million for the period to $16.0 million.

Printing segment total revenues were up 10.1 percent compared to 2005. Commercial sales were up 14.0 percent, reflecting business from new customers and additional work from existing customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 0.7 percent. Operating expenses increased 7.7 percent, reflecting higher variable costs. The segment operating profit was $2.9 million in 2006, up 40 percent.

The software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) total revenues decreased 12.8 percent compared to 2005 while operating expenses were down 6.3 percent. STF earns most of its revenues and profits in the first and fourth quarters. STF total revenues increased 5.3 percent, due in part to the recognition of previously deferred revenues related to a license agreement that terminated. Amortization expenses on intangible assets were $.6 million lower in 2006, and other operating expenses decreased 8.1 percent. STF recorded a 56 percent increase in its operating profit. BNA Software revenues were down 19.4 percent, mainly due to deferral of revenues related to an undelivered specified upgrade. Operating expenses were down slightly, but operating profit dropped from $3.7 million in 2005 to $908,000 in 2006. The total software segment had a $4.1 million operating profit in 2006 compared to $5.8 million in 2005.

Investment and net other income increased $654,000 due to higher market yields and higher gains on sales of marketable securities. Interest expense was down $437,000 due to less debt.

Twelve weeks 2006 compared to twelve weeks 2005

For the third quarter only, consolidated revenues were down 0.3 percent. Printing segment revenues were up $1.4 million, due to higher internal and external sales. BNA Parent and Tax Management subscription and online revenues were down 1.0 percent principally due to the accounting for the multi-year agreements. Amendment of these agreements, noted above, will improve the year-to-year comparability beginning in the fourth quarter. Books revenues were down $0.9 million due to the timing of title shipments. The other publishing units all had higher revenues. BNA Software revenues were substantially lower due to the specified update; the deferred revenue related to the specified update will be recognized in the fourth quarter. STF revenues were up 53 percent due to revenues related to the terminated agreement. Operating expenses were up 3.4 percent. The other revenue and expense factors mentioned above affected third quarter comparisons. Operating profit was down 23 percent, and net income was down 22 percent. Earnings per share for the quarter were $.17 in 2006 and $.20 in 2005.

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

FINANCIAL POSITION

Customer receipts were up 3.2 percent, operating expenditures (including an additional $5.5 million in pension contributions) increased 5.6 percent, and cash provided from operating activities decreased $3.6 million in the first three quarters of 2006 to $27.3 million. Cash used for investing activities was $4.5 million. Capital expenditures amounted to $2.4 million and net cash used for securities investments totaled $2.1 million. During the first three quarters, sales of capital stock to employees totaled $7.6 million. Capital stock repurchases amounted to $10.5 million and dividends paid were $5.2 million.

With over $137 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

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

During the twelve weeks ended September 9, 2006, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number
Four-week Period	of Shares Purchased	Average Price Paid per Share

June 18, 2006-July 15, 2006	75,459	$13.75

July 16, 2006-August 12, 2006	74,204	$13.75

August 13, 2006-September 9, 2006	16,781	$13.75

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 9, 2006.

Item 5.	Other Information

No other information is presented herein

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

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