Form 10-K
period 2006-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2007-03-28
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1231 25th St., N. W.,	(202) 452-4200
Washington, D.C. 20037	(telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act (Check One):
Large accelerated filer                                    Accelerated filer                                                            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 17, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the Company’s common stock was not listed on any exchange or over-the-counter market. The number of shares outstanding of each of the registrant's classes of common stock, as of February 24, 2007 was 12,435,518 Class A common shares, 17,362,991 Class B common shares, and 12,440 Class C common shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about March 28, 2007, are incorporated by reference into Part III of this Form 10-K.

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

Sales are made principally in the United States through field sales representatives who are supported by direct mail, space advertising, and telemarketing. Customers include lawyers, accountants, business executives, human resource professionals, health care administrative professionals, consultants, labor unions, trade associations, educational institutions, government agencies, and libraries.

The Company provides most of its products for electronic delivery via the Web and Lotus Notes. Online products also are available through online services such as LexisNexis and Westlaw.

BNA International Inc. publishes international tax and intellectual property information in print and electronic formats, and is BNA's sales agent outside of North America for its U.S. products.

BNA Software, a division of Tax Management Inc., develops and markets tax, financial planning, and fixed asset management software. Sales are made to accountants, lawyers, tax and financial planners, corporations, government agencies, and others. The products are marketed through numerous channels including direct mail, e-mail, the Web, and space advertising. Products are sold through the division’s dedicated sales representatives, field representatives of BNA, and approved resellers. STF Services Corporation, a subsidiary company, converts government-approved forms into interactive electronic forms that are marketed directly to end users through BNA Software and licensed to publishers, including BNA and Tax Management, for resale.

The McArdle Printing Co., Inc. (McArdle), provides printing services to mid-Atlantic area customers. Its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. Approximately 22 percent of its business is derived from the BNA publishing companies.

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

BNA Software competes with a number of tax compliance, financial planning, and fixed asset management software providers. STF competes with the leading tax research publishers, tax compliance software vendors, and government agencies. Both software entities compete on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support and price.

McArdle competes with a number of commercial and financial printers for 78 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

The number of employees of BNA and its subsidiary companies was 1,728 on December 31, 2006.

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

Legal And Regulatory Changes
The value of the Company’s publishing and software products depend on the existence of, and changes in, certain legal and regulatory requirements for which the Company’s customers must be informed. If the pace of change slowed a significant degree, that could lessen the perceived need for the Company’s products. Additionally, if certain requirements were significantly reduced, such as the eliminated estates and gift taxes or the adoption of a federal flat tax, the perceived value of the Company’s products could be substantially reduced.

Distribution Arrangements
The Company licenses some of its information databases to certain online vendors. While the collective royalty revenues from these licenses are not significant, their contribution to profit is. If all or most of these licenses were discontinued, profits would be adversely affected.

Employment Costs
Employment costs are the majority of the Company’s costs. The Company employs highly competent people to achieve the high quality for which its product and service are known. The Company provides competitive compensation and benefits to attract and retain its employees. If general employment conditions tighten, the Company could have difficulty in filling critical positions, or its employment costs could grow at a faster rate than revenue growth thereby compressing profit margins.

Outside Authors
The Company utilizes outside authors to provide content for certain publishing products and to provide updated programs for certain software products. Delays or failures to deliver content and/or programs would negatively affect revenues.

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

BNA has entered into agreements to sell its Washington, D.C., properties and to purchase a newly renovated building in Arlington, Virginia. The transactions are expected to be completed in the third quarter of 2007, at which time the operations currently housed in Washington, D.C., will be relocated to the Virginia facility.

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

 Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

 Item X.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2006. Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

Name	Age	Present position and prior experience
Cynthia J. Bolbach	59	Vice President and Corporate Secretary
		Corporate Secretary since 1995
		and vice president since 2002. Joined
		BNA in 1972

Eunice L. Bumgardner	46	Vice President & General Counsel
		Vice president since 1996 and
		general counsel since 1995. Joined
		BNA in 1994.

Carol A. Clark	50	Vice President
		Vice president since 2001
		Previously served as technology director
		since 1997. Joined BNA in 1983.

Sandra C. Degler	67	Chairman of the Board
		Chairman since 2004 and vice chairman
		1998-2004. Served as president of
		Tax Management Inc. from 1983 to 2000.
		Joined BNA in 1963.

George J. Korphage	60	Vice President and Chief Financial Officer
		Vice president since 1988 and chief financial
		officer since 1989. Joined BNA in 1972.

Gilbert S. Lavine	55	Treasurer
		Treasurer since 1998. Joined BNA in 1985.

Gregory C. McCaffery	46	Vice President and Chief Operating Officer
		Vice president since 2000 and chief operating
		officer since 2003. Joined BNA in 1986

 Item X.    EXECUTIVE OFFICERS OF THE REGISTRANT  (continued)

Name	Age	Present position and prior experience

James R. Schneble	52	Controller
		Controller since 1990. Joined BNA in 1985.

Paul N. Wojcik	58	Vice Chairman, President and Chief
		Executive Officer
		Vice chairman since 2004,
		president since 1995 and CEO since 1997.
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

Semi-annually, the Board of Directors establishes the price at which Class A shares can be bought and declares cash dividends. In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock. Dividends have been paid continuously for 56 years, and they are expected to continue.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing, at the same price established for selling shares, stock tendered by stockholders, but is not required to do so.

As of February 24, 2007, there were 1,248 Class A shareholders, 361 Class B shareholders, and 3 Class C shareholders. During 2006, the Company repurchased 499,976 shares of Class B stock and 0 shares of Class C stock from former employees.

Established stock price and dividends declared during 2006 and 2005 were as follows:

Stock Price
January 1, 2005 - March 20, 2005	$12.00
March 21, 2005 - September 18, 2005	12.75
September 19, 2005 - March 19, 2006	13.00
March 20, 2006 - December 23, 2006	13.75
December 24, 2006 - December 31, 2006	14.00

Record Date and Dividend Amount
March 19, 2005	$.16
September 17, 2005	.16
March 18, 2006	.17
September 16, 2006	.17

During the sixteen weeks ended December 31, 2006, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number	Average
	of Shares	Price
Four-Week Period	Purchased	Paid per Share
September 13, 2006 - October 7, 2006	56,296	$13.75
October 8, 2006 - November 4, 2006	96,414	$13.75
November 5, 2006 - December 2, 2006	33,347	$13.75
December 3, 2006 - December 31, 2006	64,915	$13.94

PART II

Item 6.    Selected Financial Data

The Bureau of National Affairs, Inc.
Consolidated Operating and Financial Summary: 2006-2002
(Dollar amounts in thousands, except per share data)

	2006	2005	2004	2003	2002

Operating Revenues	$344,862	$329,036	$322,604	$311,962	$304,831
Operating Expenses (a)	313,887	286,992	283,039	286,445	281,807
Operating Profit	30,975	42,044	39,565	25,517	23,024
Non-operating Income (Expense) :
Investment Income	5,883	4,132	3,713	4,644	6,235
Interest Expense	(5,604)	(5,907)	(5,620)	(5,710)	(5,829)
Other Income (Expense), net	(19)	(28)	(44)	724	191
Income Before Income Taxes and
Cumulative Effect of Accounting Change	31,235	40,241	37,614	25,175	23,621
Income Taxes	11,864	16,085	14,136	9,100	7,725
Income from Operations	19,371	24,156	23,478	16,075	15,896
Cumulative Effect of Accounting Change (b)	---	---	---	---	(4,440)
Net Income	$19,371	$24,156	$23,478	$16,075	$11,456
Profit Margins (% of revenues):
Operating Profit	9.0	12.8	12.3	8.2	7.6
Earnings (c)	5.6	7.3	7.3	5.2	5.0
Earnings Per Share from Operations	$.64	$.77	$.72	$.46	$.44
Cumulative Effect of Accounting Change (b)	---	---	---	---	(.12)
Total Earnings Per Share	$.64	$.77	$.72	$.46	$.32
Dividends Per Share	$.34	$.32	$.31	$.30	$.30
Balance Sheet Data:
Total Assets	$337,172	$321,711	$324,413	$336,741	$346,964
Long-Term Debt-less current portion	44,500	55,000	62.500	70,000	75,000
Employee Data:
Number of Employees	1,728	1,729	1,802	1,878	1,999
Total Employment Costs	$182,008	$177,138	$172.595	$174,363	$166,005
Stockholder Data at Year-End:
Number of Stockholders	1,655	1,673	1,711	1,786	1,834
Common Shares Outstanding (in thousands)	30,155	30,204	31,719	33,653	34,922

(a)  Includes goodwill impairment charge of $11,576,000 in 2006.
(b)  Includes the cumulative effect of the changes in accounting for goodwill in 2002.
(c)  Net income excluding the cumulative effect of the accounting change.

Selected Quarterly Data

Selected quarterly data is contained in the Consolidated Financial Statements in the Notes to Consolidated Financial Statements, Note 15, “Selected Quarterly Data.”

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

Overview
BNA operates in three business segments-publishing, printing, and software. The publishing segment, which generated 81 percent of 2006 consolidated revenues, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other non-profit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. Critical factors for BNA’s ongoing success include: the quality of its products and services; continuing changes in legal, regulatory, and business practices and trends which require an ongoing need for information; highly trained and motivated employees; and key relationships with suppliers.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

One initiative has been the development of a next-generation Web platform for BNA's electronic information products and the migration of products to it. In 2001, BNA released its first product hosted on BNA's Web Delivery System (BWD), an internally developed Web platform. The functionality of BWD continued to be developed over the next several years, and migration of products to the new platform during this period was careful and deliberate. With BWD development essentially completed by late 2005 and with electronic products at over 60 percent of BNA's legal and regulatory subscription base, a decision was made to add substantial resources to the migration effort with the aim of substantial completion by the end of 2007. This migration investment increases expenses in the interim.

BNA pursues a platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services -- Lexis and Westlaw -- for many years. Beginning in 2003, based on revised license agreements, BNA began to sell subscriptions to subject libraries on these networks, and these have been very popular with major law firms and law schools. In addition, as a result of new license agreements, BNA began to sell subscriptions to its tax content products on CCH's tax network in late 2005 and on RIA's tax network in early 2006. These networks, in addition to BNA's online networks and print, provide customers with a variety of options.

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

BNA has been engaged in a multi-year effort to replace its aging customer business system with a new system which will provide many more features than the legacy system. All customer accounts have now been migrated to the new system, and all related applications maintained on the legacy mainframe system have been replaced.

As described in Note 2 to the financial statements, BNA will relocate its corporate headquarters and principal operations in 2007. When the relocation is complete, BNA will have lower real estate expenses.

Results of Operations.
2006 vs. 2005

A large year-end goodwill impairment expense more than offset what would otherwise have been double-digit growth in net income and earnings per share on substantially improved non-operating income, and resulted in a decline in BNA’s profits for 2006.

Consolidated revenues increased 4.8 percent to $344.9 million, but operating expenses, including an $11.6 million goodwill impairment charge, were up 9.4 percent. As a result, the consolidated operating profit was down 26 percent to $31.0 million. Net income was $19.4 million, down 19.8 percent from 2005. Earnings per share were $.64, down 16.9 percent due to the lower net income and fewer outstanding shares.

The publishing segment -- which aggregates the Parent (including BNA Books) with Tax Management Inc. (excluding BNA Software), IOMA, BNA International Inc., Kennedy Information, Inc., and BNA Washington Inc. -- generated 81 percent of consolidated revenues. Publishing revenues were up 2.4 percent in 2006, to $279.2 million. Parent and Tax Management combined subscription and royalty revenues were up 2.6 percent due to stronger renewal sales and price increases and BNA Books revenues grew 13.6 percent due to more title releases. BNA International recorded a modest revenue increase, and the other publishing groups had lower revenues. Publishing revenues are expected to grow by a mid single-digit percent in 2007. Publishing operating expenses, were up 8.5 percent compared to last year. Excluding the impairment expense, operating expenses were up 3.7 percent, mostly due to higher employment costs, auditing expenses, and costs to accelerate the migration of web products to BWD. Five new products were launched in 2006. Identifiable development expenses for new products and improvements on existing products were $10.9 million in 2006 and $9.0 million in 2005. Operating expenses in 2006 also included an identifiable $5.4 million for developing improved business and publishing systems, compared to $5.3 million in 2005. The Company expects to spend an additional $2.9 million in 2007 for the BWD acceleration project. The publishing segment’s operating profit was down 43 percent compared to 2005.

The printing segment, which includes results of The McArdle Printing Company, Inc., grew total revenues by 16.2 percent in 2006 to $48.6 million. Commercial sales were up 22.1 percent, reflecting business from new customers and additional work from existing customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 0.9 percent. Total printing revenues in 2007 are projected to be lower by a mid-single digit percentage, as the Company plans to accept less high volume, but low margin commercial work. Operating expenses were up 17.2 percent, reflecting higher production and selling costs. The segment operating profit was $3.1 million in 2006 compared to $3.0 million in 2005.

The software segment combines BNA Software, a division of Tax Management Inc., with STF Services Corporation. Software segment total revenues were up 10.9 percent in 2006 to $30.9 million, and operating expenses were up 1.7 percent. BNA Software revenues were up 10.7 percent due to business growth and the recognition of revenues deferred from 2005 due to a specified upgrade. Expenses increased 7.0 percent due to higher royalties, program migration costs, and administrative expenses. BNA Software recorded a $4.8 million operating profit in 2006 compared to $3.7 million profit in 2005. STF total revenues increased 11.2 percent due in part to higher intersegment sales. Amortization expenses on intangible assets decreased from $760,000 in 2005 to $63,000 in 2006, and other operating expenses decreased 3.0 percent. STF recorded a 64 percent increase in its operating profit; excluding amortization expenses, operating profit was up 29 percent. STF expects lower revenues in 2007 due mainly to the fourth-quarter loss of a contract for forms production with a tax publisher. The total software segment recorded a $9.0 million operating profit in 2006 compared to a $6.4 million profit in 2005. Software revenues are expected to decrease in 2007 by a low single-digit percentage due to the terminated contract and lower intersegment sales.

Investment income and net other income increased $1.8 million due to higher investment balances and market yields. Interest expense decreased $0.3 million compared to 2005 due to less debt.

The consolidated federal, state, and local effective income tax rate was 38.0 percent in 2006 and 40.0 percent in 2005 (37.1 percent excluding the 2005 charge for reduced net deferred tax assets).

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

The publishing segment generated 83 percent of consolidated revenues. Publishing revenues were unchanged in 2005, at $272.6 million. Parent and Tax Management combined subscription and royalty revenues were down 0.4 percent due to lower royalty revenues and IOMA’s loss of a highly profitable editorial services contract. Offsetting these declines, Kennedy Information revenues grew 9.2 percent due to stronger sales in most of its markets, and BNA Books revenues grew 10.2 percent due to more title releases. The other publishing units recorded modest revenue increases. Publishing operating expenses were up 1.0 percent compared to 2004. Selling expenses declined, reflecting lower field and home office staffing costs resulting from the restructuring of the selling function. Higher general and administrative expenses included operating expenses for the new business system, higher legal expenses related to employment litigation, and relocation-related expenses. Five new products were launched in 2005. Identifiable development expenses for new products and improvements on existing products were $9.0 million in 2005 and $8.0 million in 2004. Operating expenses in 2005 also included an identifiable $5.3 million for developing improved business and publishing systems, compared to $4.8 million in 2004. The publishing segment’s operating profit was up 1.1 percent compared to 2004.

The printing segment grew total revenues by 10.8 percent in 2005 to $41.8 million. Commercial sales were up 15.7 percent, reflecting increased business from financial and publishing customers, and business from new customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 1.2 percent. Operating expenses were up 3.9 percent, reflecting higher variable costs mitigated by staffing and materials efficiencies. The segment operating profit was $3.0 million in 2005 compared to $0.4 million in 2004.

Software segment total revenues were up 9.2 percent in 2005 to $27.8 million, while operating expenses were flat. BNA Software revenues were up 11.7 percent due mainly to recognizing revenues deferred from 2004 due to later shipping dates. Expenses increased 5.0 percent due to higher selling costs and initial expenses to migrate its products to a new programming language. BNA Software recorded a $3.7 million operating profit in 2005 compared to $2.4 million profit in 2004. STF total revenues increased 2.8 percent due to higher intersegment sales and higher revenues from external customers. Amortization expenses on intangible assets decreased from $1,348,000 in 2004 to $760,000 in 2005, and other operating expenses decreased 1.9 percent. STF recorded a 50.1 percent increase in its operating profit, but excluding amortization expenses, operating profit was up 9.3 percent. The total software segment recorded a $6.4 million operating profit in 2005 compared to a $4.1 million profit in 2004.

Investment income and net other income increased $435,000 due to higher investment balances and market yields. Interest expense, which had been lowered by capitalized interest related to the development of the new business system in 2004, was up $287,000.

During the fourth quarter of 2005, the Company determined that the future transactions described in Note 2 were more likely to occur than not, and reduced net deferred tax assets by $1.2 million due to lower future state income tax rates. The consolidated federal, state, and local effective income tax rate, excluding that charge, was 37.1 percent in 2005, and 37.6 percent in 2004.

Cash Flows, Liquidity, and Financial Resources

Cash provided by operating activities increased $5.3 million in 2006 to $44.7 million, reflecting a 4.9 percent increase in collections and a 3.7 percent increase in operating expenditures.

Cash used for investing activities netted to $10.6 million. Capital expenditures netted to $6.0 million, including a $2.6 million deposit for a new printing press to be installed in 2007. Capital expenditures for 2007 are expected to be approximately $13.7 million. Cash used for the investment portfolio was $4.6 million.

Cash used for financing activities netted to $19.1 million. Capital stock repurchases were $13.9 million. Debt principal repayments amounted to $7.5 million, and the Company paid cash dividends of $10.3 million in 2006. Receipts for sales of Class A capital stock to employees totaled $12.6 million.

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $7.4 million as of December 31, 2006 is known or expected to be tendered in 2007. The actual value of shares tendered will likely be higher.

Contractual cash obligations as of December 31, 2006, were as follows (in thousands of dollars):
	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Debt (includes interest)	$66,879	$14,588	$26,712	$25,579	$	---
Operating Leases	8,016	5,356	2,600	60		---
Planned Pension Contributions	14,000	14,000	---	---		---
Deferred Real Estate Tax	6,760	6,760	---	---		---
Total	$95,655	$40,704	$29,312	$25,639	$	---

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

The Company has $61.8 million of goodwill at year-end 2006. The carrying amount of goodwill is subject to annual impairment testing which includes the use of estimates and assumptions, including future business prospects and discount rates. Goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense. The Company updated its analysis of goodwill as of December 31, 2006, and recorded an impairment expense as described in Note 7 to the financial statements.

The Company has $13.7 million of intangible assets at year-end 2006, as summarized in Note 9 to the Company’s financial statements. Most of this is software that is used internally. In addition, intangible assets include identified assets of Kennedy at the time of its acquisition. The Company evaluates the recoverability of the intangible assets when events and circumstances indicate an impairment may have occurred, using estimates and assumptions including future revenues, cash flows, and discount rates. If an impairment in value occurs, an impairment expense must be recorded, and amortization periods may be reduced. Amortization expense was $5.3 million in 2006, $6.4 million in 2005, and $6.6 million in 2004.

The Company has recorded $31.5 million of net deferred income tax assets as of year-end 2006, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

The Company has pension and other postretirement benefit liabilities totaling $85.9 million at year-end 2006, as described in Note 4 to the Company’s financial statements. A number of actuarial assumptions are used to compute these liabilities, the accumulated benefit obligations, and the related benefit expenses. The assumed discount rates are based on annualized Moody’s AA Corporate long-term bond yield averages. Other assumptions include life expectancies, retirement ages, health care cost trends, compensation increases, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with its actuaries, periodically reviews the assumptions and revises them when appropriate. Total expenses for the postretirement benefits that were subject to estimates and assumptions were $22.4 million in 2006, $20.9 million in 2005, and $19.3 million in 2004.

Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the way that companies account for uncertainty in income taxes by prescribing a minimum recognition threshold, as well as establishing criteria for subsequently recognizing, derecognizing, reporting, and measuring such tax positions for financial statement purposes. FIN 48 is effective for years beginning after December 15, 2006. The Company is currently evaluating the effects of adopting FIN 48 on the consolidated financial statements, but does not expect its adoption will have a material impact.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. FAS 157 is effective for years beginning after November 15, 2007. The Company has not yet determined the effect, if any, of adopting FAS 157 on the consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” (FAS 158). FAS 158 requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for the Company as of the end of 2007. The Company expects that the effects of adopting FAS 158 on the consolidated financial statements will be to substantially increase the recognized postretirement benefit liabilities, and to substantially reduce stockholders’ equity, net of deferred taxes.

Item 7A..    Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risks in its investment portfolio. An increase in market interest rates would result in a decline in the market value of the Company’s fixed-income securities.

The maturity dates and average interest yields for fixed-income securities debt held in the Company’s investment portfolio as of December 31, 2006, was as follows (in thousands of dollars):

Expected Maturity Date	2007	2008	2009	2010	2011	Thereafter

Municipal Bonds	$20,363	$7,229	$8,391	$10,139	$4,497	$44,767

Average Interest Yield	4.6%	5.6%	5.3%	4.9%	4.9%	4.8%

Corporate Debt	$3,514	-----	------	------	------	------

Average Interest Yield	6.5%

The current yield from $1,661,000 invested in corporate debt mutual funds with no fixed maturity date is 7.3 percent.

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments. Approximately 54 percent of these instruments at year-end 2006 mature within five years. Shorter-term maturity investments reduce the risk that an increase in market interest rates will have a permanent adverse effect on the Company's financial position. The Company does not hold securities for trading purposes, or use derivative financial instruments.

PART II

Item 8.    Financial Statements and Supplementary Data

THE BUREAU OF NATIONAL AFFAIRS, INC.

Consolidated Financial Statements

December 31, 2006 and 2005
(With Independent Auditors' Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited the accompanying consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries ("the Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, cash flows and the consolidated financial statement schedule included as Item 15(a)(2) on the Company's Form 10-K for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

s\ KPMG LLP
KPMG LLP

McLean, Virginia
March 26, 2007

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands of dollars, except per share amounts)

	2006	2005	2004

Operating Revenues (Note 3)	$344,862	$329,036	$322,604
Operating Expenses
(Notes 3,4,9, and 11):
Editorial, production, and distribution	184,477	175,753	171,055
Selling	58,324	52,389	55,296
General and administrative	59,510	58,850	56,688
Goodwill impairment	11,576	---	---
Total Operating Expenses	313,887	286,992	283,039
Operating Profit	30,975	42,044	39,565
Non-Operating Income (Expense):
Investment income (Note 5)	5,883	4,132	3,713
Interest expense (Note 10)	(5,604)	(5,907)	(5,620)
Other income (expense) (Note 6)	(19)	(28)	(44)
Total Non-Operating Income (Expense)	260	(1,803)	(1,951)
Income Before Income Taxes	31,235	40,241	37,614
Provision for income taxes (Note 8)	11,864	16,085	14,136
Net Income	$19,371	$24,156	$23,478

Earnings Per Share (Note 12)	$.64	$.77	$.72

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(In thousands of dollars )

ASSETS

	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents (Note 5)	$24,001	$9,056
Short-term investments (Note 5)	23,877	11,731
Receivables (Note 9)	44,282	37,825
Inventories (Note 9)	3,699	3,206
Prepaid expenses	5,106	5,327
Deferred selling expenses (Note 3)	4,535	4,675
Deferred income taxes (Note 8)	1,984	10,969
Total Current Assets	107,484	82,789
Marketable Securities (Note 5)	94,063	97,898
Property and Equipment (Note 9)	25,836	26,709
Deferred Income Taxes (Note 8)	29,548	21,436
Goodwill (Note 7)	61,790	73,366
Intangible and Other Amortizable Assets (Note 9)	13,720	17,971
Other Assets (Note 9)	4,731	1,542
Total Assets	$337,172	$321,711

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(In thousands of dollars )

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2006	2005
Current Liabilities:
Current portion of long-term debt (Note 10)	$10,500	$7,500
Payables and accrued liabilities (Note 9)	63,278	51,146
Deferred revenues (Note 3)	135,660	131,593
Total Current Liabilities	209,438	190,239
Long-Term Debt, less current portion (Note 10)	44,500	55,000
Postretirement Benefits, less current portion (Note 4)	77,279	66,475
Other Liabilities	1,360	8,473
Total Liabilities	332,577	320,187
Commitments and Contingencies (Notes 2, 11 and 12)
Stockholders’ Equity (Note 12):
Common stock issued, $1.00 par value --
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	23,876	22,730
Retained earnings	123,431	114,330
Treasury stock, at cost - 27,011,236 shares
in 2006 and 26,962,894 in 2005	(201,034)	(192,610)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,492	569
Foreign currency translation adjustment	(241)	(65)
Minimum pension liability adjustment	(96)	(597)
Total Stockholders’ Equity	4,595	1,524
Total Liabilities and Stockholders’ Equity	$337,172	$321,711

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands of dollars)

	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$19,371	$24,156	$23,478
Adjustments to reconcile net income to net
cash provided by operating activities-
Goodwill impairment	11,576	---	---
Depreciation and amortization	8,534	9,762	10,282
Deferred income taxes	118	4,091	578
(Gain) on sales of securities	(1,347)	(347)	(314)
Capitalized interest	--	---	(367)
Others	1,125	1,965	1,184
Changes in operating assets and liabilities -
Receivables	(5,963)	(7,981)	1,990
Deferred revenues	4,067	5,988	(4,136)
Payables and accrued liabilities	3,435	(161)	1,754
Postretirement benefits	5,106	3,649	2,333
Deferred selling expenses	140	(968)	1,131
Inventories	(493)	329	267
Other assets and liabilities - net	(985)	(1,067)	249
Net cash provided by operating activities	44,684	39,416	38,429
Cash Flows from Investing Activities:
Purchase of equipment and furnishings	(4,570)	(1,776)	(1,706)
Capitalized software	(1,032)	(1,160)	(3,884)
Building improvements	(403)	---	(69)
Business purchase price adjustments	---	86	400
Proceeds from sales of assets	26	---	175
Purchase of publishing assets	(50)	---	(102)
Investment security sales and maturities	66,821	57,282	83,806
Investment securities purchases	(71,424)	(55,971)	(89,811)
Net cash (used for) investing activities	(10,632)	(1,539)	(11,191)

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 2005, AND 2004

(In thousands of dollars)

	2006	2005	2004
Cash Flows from Financing Activities:
Receipts for capital stock sales to employees	12,617	11,479	7,118
Purchases of treasury stock	(13,954)	(31,115)	(29,242)
Dividends paid	(10,270)	(10,127)	(10,160)
Repayment of borrowings	(7,500)	(7,500)	(5,000)
Net cash (used for) financing activities	(19,107)	(37,263)	(37,284)
Net Increase (Decrease) in Cash and Cash Equivalents	14,945	614	(10,046)
Cash and Cash Equivalents, beginning of year	9,056	8,442	18,488
Cash and Cash Equivalents, end of year	$24,001	$9,056	$8,442

Supplemental Cash Flow Information:
Interest paid	$4,840	$5,480	$5,588
Income taxes paid	11,761	12,229	13,650

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands of dollars, except per share amounts)

	Comprehensive	Capital	Additional			Accum. Other
	Income	Stock	Paid-In	Retained	Treasury	Comprehensive
	(Note 13)	Issued	Capital	Earnings	Stock	Income
Balance, January 1, 2004		$57,167	$11,350	$86,983	$(139,470)	$100
Net Income	$23,478	---	---	23,478	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	371	---	---	---	---	371
Currency translation adjustment	(50)	---	---	---	---	(50)
Comprehensive Income	$23,799
Sales of Class A treasury shares to employees		---	4,560	---	2,558	---
Repurchases of shares		---	---	---	(29,242)	---
Cash dividends--$.31 per share		---	---	(10,160)	---	---
Balance, December 31, 2004		57,167	15,910	100,301	(166,154)	421
Net Income	$24,156	---	---	24,156	--	---
Other Comprehensive Income, net of tax:
Unrealized (loss) on marketable securities	(60)	---	---	---	---	(60)
Currency translation adjustment	143	---	---	---	---	143
Minimum pension liability adjustment	(597)					(597)
Comprehensive Income	$23,642
Sales of Class A treasury shares to employees		---	6,820	---	4,659	---
Repurchases of shares		---	---	---	(31,115)	---
Cash dividends--$.32 per share		---	---	(10,127)	---	---
Balance, December 31, 2005		57,167	22,730	114,330	(192,610)	(93)
Net Income	$19,371	---	---	19,371	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	923	---	---	---	---	923
Currency translation adjustment	(176)	---	---	---	---	(176)
Minimum pension liability adjustment	501	---	---	---	---	501
Comprehensive Income	$20,619
Sales of Class A treasury shares to employees		---	7,011	---	5,530	---
Repurchases of shares		---	---	--	(13,954)	---
Shares classified as liabilities		---	(6,310)	---	---	---
Stock Compensation expense		---	445	---	---	---
Cash dividends--$.34 per share		---	---	(10,270)	---	---
Balance, December 31, 2006		$57,167	$23,876	$123,431	$(201,034)	$1,155

See accompanying notes to consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2006, 2005, 2004

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

(2) MAJOR FUTURE TRANSACTION

In February 2006, the Company entered into agreements to sell its three Washington, D.C., headquarters buildings for $111 million to affiliates of Vornado Realty Trust, Inc. The pre-tax gain on the sales is projected to be $91-93 million, after closing and related costs. The parties also entered into an agreement whereby the Company will purchase, for an estimated $103 million, a newly renovated building in Arlington, Virginia, that will become its new headquarters. The simultaneous transactions are expected to be completed during the summer of 2007, subject to customary closing conditions.

The property sales and purchase is expected to be accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code. Net proceeds from the building sales are projected to be sufficient to fully fund the building purchase.

(3) RECOGNITION OF REVENUES, DEFERRED REVENUES, AND SELLING EXPENSES

The Company derives revenues from publishing and software product sales and from printing and other services.

The majority of publishing sales are by subscription, primarily for one year. Subscription revenues and related sales commission expenses are deferred and amortized over the subscription terms. The Company licenses information content to certain online service providers for access by their customers, and is paid royalties based on usage measurements. Revenues related to multi-year arrangements that included minimum annual usage royalties were recognized evenly over the entire contract term from the point at which they became fixed and determinable, and amounts received in excess of the minimum amounts were recognized when earned. In the fourth quarter of 2006, the Company and its licensees agreed to eliminate minimum annual royalties so that, on a prospective basis, revenues from these arrangements are based on usage. Revenues from other publishing products, such as books, research reports, and special reports are recognized when the products are shipped, net of a reserve for returns when the right of return exists.

The majority of software sales are bundled arrangements which include a one-year software program license term and post-sale support, including telephone support and program updates (when and if available) during the license term. Revenues, and related commissions and royalty expenses, are deferred and recognized ratably over the license and post-sale support term. However, revenue is deferred when the sale includes a specified upgrade (a specific future program enhancement promised to customers) until that specified upgrade is delivered. Revenues from sales of software products with updates provided periodically over a license term, typically one year, are recognized ratably over the license terms.

Revenues from printing services are recognized when the materials are shipped or, if delivery is deferred at the customer’s request, when title and risk-of-loss transfer. Revenues from consulting, software data conversion, and training are recognized when the services have been completed. Revenues from event-related activities, such as conferences, are recognized when the event has been completed.

Deferred revenues consist almost entirely of deferred subscription and software license revenues.

Advertising costs are expensed as incurred and were $7,224,000, $7,475,000, and $6,797,000 in 2006, 2005, and 2004 respectively.

(4) EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit pension plans covering employees of the Parent. Benefits are based on years of service and average annual compensation. One plan is ERISA-qualified, the other is a supplemental plan for certain employees whose benefits are limited under the qualified plan. The Company also provides other postretirement benefits, consisting of health care and life insurance benefits, to retired employees of the Parent.

The following table sets forth the obligations and funded status of the plans as of December 31, (In thousands of dollars):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Change in projected benefit obligation:
Benefit obligation -- January 1	$190,889	$177,043	$139,923	$128,744
Service cost	8,160	7,814	5,610	4,936
Interest cost	10,404	9,961	7,835	7,361
Actuarial (gain) loss	(4,768)	3,939	(9,895)	1,948
Benefits paid	(7,090)	(7,868)	(3,141)	(3,066)
Benefit obligation -- December 31	197,595	190,889	140,332	139,923
Change in plan assets:
Fair value of plan assets -- January 1	139,666	126,920	25,050	24,087
Actual return on plan assets	21,190	6,440	1,470	963
Employer contribution	14,000	14,000	---	---
Benefits paid	(6,898)	(7,694)	---	---
Fair value of plan assets -- December 31	167,958	139,666	26,520	25,050
Funded status	(29,637)	(51,223)	(113,812)	(114,873)
Unrecognized net loss	22,144	38,008	35,063	46,934
Unrecognized prior service cost	557	619	(17)	(71)
Net amount recognized	$(6,936)	$(12,596)	$(78,766)	$(68,010)

Assumed discount rate	5.8%	5.5%	5.8%	5.5%
Assumed rate of compensation increase	4.75%	4.75%	---	---

The amounts recognized in the accompanying consolidated balance sheets as of December 31,  were as follows (in thousands of  dollars):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Accrued benefit liability	$(7,093)	$(14,248)	$(78,766)	$(68,010)
Intangible asset	---	643	---	---
Accumulated other comprehensive income	157	1,009	---	---
Net amount recognized	$(6,936)	$(12,596)	$(78,766)	$(68,010)

In September 2006, the FASB issued FAS No. 158,“Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” (FAS 158). FAS 158 requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for the Company as of the end of 2007. If FAS 158 had been adopted as of year-end 2006, the Company would have recorded an increase in non-current “Postretirement Benefits” liabilities of nearly $58 million, and a charge to “Accumulated other comprehensive income (loss)” of $34 million (net of deferred taxes).

The Company’s funding practice for the qualified pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements. The Company contributed $14,000,000 in 2006, $14,000,000 in 2005, and $14,000,000 in 2004. The supplemental plan’s benefits are paid from the Company’s general assets. The Company’s policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees’ Beneficiary Association (VEBA) trust. Pending actuarially computed requirements, the Company expects to contribute $14 million to its pension plan and none to its other postretirement benefit plan in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

		Other
	Pension	Postretirement
	Benefits	Benefits
2007	$9,045	$3,444
2008	9,536	3,955
2009	10,287	4,581
2010	11,165	5,243
2011	12,253	5,881
Years 2012 - 2016	75,354	39,295

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

	Pension Benefits
	2006	2005
Projected benefit obligation	$197,595	$190,889
Accumulated benefit obligation
Qualified plan	160,172	152,192
Supplemental plan	1,732	1,722
Fair value of plan assets-qualified plan	167,958	139,666

Components of pension expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

	2006	2005	2004
Service cost -- benefits earned during the year	$8,160	$7,814	$7,677
Interest cost	10,404	9,961	9,451
Expected return on plan assets	(12,051)	(10,960)	(8,822)
Amortization of net actuarial loss	1,957	1,343	1,250
Amortization of prior service cost	62	62	62
Pension expense	$8,532	$8,220	$9,618
Assumed discount rate	5.5%	5.7%	6.0%
Assumed rate of compensation increase	4.75%	5.0%	5.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans. Contributions under some of these plans are at the discretion of the Board of Directors of the respective subsidiary companies. Pension expense for these plans was $1,071,000 in 2006, $1,016,000 in 2005, and $1,206,000 in 2004.

Components of other postretirement benefit expense, based on the actuarial study as of January 1 for each year, were as follows (in thousands of dollars):

	2006	2005	2004
Service cost -- benefits earned during the year	$5,610	$4,936	$4,345
Interest cost	7,835	7,361	6,294
Expected return on plan assets	(2,129)	(2,047)	(1,864)
Amortization of net actuarial loss	2,636	2,473	1,393
Amortization of prior service cost	(54)	(54)	(54)
Curtailments	---	---	(388)
Other postretirement benefits expense	$13,898	$12,669	$9,726

Assumed discount rate	5.5%	5.7%	6.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

The Company received a federal subsidy of $154,000 in 2006 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare D Subsidy). As of December 31, 2006, the gross amount of federal subsidies expected to be received were as follows: 2007 - $157,000; 2008 - $186,000; 2009 - $213,000; 2010 - $241,000; 2011 - $281,000; 2012-2016 - $2,129,000.

The postretirement benefit obligation as of year-end 2006 was determined using an assumed health care cost trend rate of 10 percent for 2007, gradually declining to 5 percent in 2012 and thereafter. A one percent increase in the assumed health care cost trend rate for each year would increase the 2006 year-end postretirement benefit obligation by $25.8 million and the 2006 postretirement benefit service and interest expense by $2.7 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $20.6 million and the postretirement benefit service and interest cost by $2.1 million.

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

Plan asset allocations as of December 31, were as follows:
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Equity securities	65%	65%	70%	69%
Fixed income securities	27	29	28	30
Cash equivalents	8	6	2	1
Total	100%	100%	100%	100%

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

(5) INVESTMENTS AND INVESTMENT INCOME

Cash and investments consisted of the following (in thousands of dollars):
	December 31,
	2006	2005
Cash and cash equivalents	$24,001	$9,056
Short-term investments	23,877	11,731
Marketable securities	94,063	97,898
Total	$141,941	$118,685

Cash equivalents consist of short-term investments, with a maturity of three months or less at the time of purchase. Short-term investments consist of other fixed income investments, maturing in one year or less. Marketable securities consist of fixed income securities maturing in more than one year and equity securities.

Investment income consisted of the following (in thousands of dollars):

	2006	2005	2004
Interest income	$4,091	$3,284	$2,859
Dividend income	445	501	540
Net gain on sales of securities	1,347	347	314
Total	$5,883	$4,132	$3,713

Proceeds from the sales and maturities of securities were $66,821,000, $57,282,000, and $83,806,000 in 2006, 2005, and 2004 respectively. Gross realized gains and (losses) from these sales were $1,484,000 and $(137,000) in 2006, $460,000 and $(113,000) in 2005, and $371,000 and $(57,000) in 2004. The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

December 31,2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,913	$1,565	$(99)	$17,379
Municipal bonds	94,611	1,077	(302)	95,386
Corporate debt	5,121	73	(19)	5,175
Total	$115,645	$2,715	$(420)	$117,940

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$14,638	$1,085	$(55)	$15,668
Municipal bonds	86,396	633	(792)	86,237
Corporate debt	7,722	53	(51)	7,724
Total	$108,756	$1,771	$(898)	$109,629

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Unrealized Losses
December 31, 2006	Fair Value	Less than 12 Months	More than 12 Months
Equity Securities	$2,935	$(99)	$	---
Municipal bonds	33,160	(28)		(274)
Corporate Debt	3,514	---		(19)
Total	$39,609	$(127)		$(293)

		Gross Unrealized Losses
December 31, 2005	Fair Value	Less than 12 Months		More than 12 Months
Equity Securities	$3,187	$	---	$(55)
Municipal bonds	53,419		(233)	(559)
Corporate Debt	5,242		(27)	(24)
Total	$61,848		$(260)	$(638)

The Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established. At December 31, 2006, 32 securities had an aggregated unrealized loss of 1.1 percent from their amortized cost.  At December 31, 2005, 54 securities had an aggregated unrealized loss of 1.4 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates. Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates. Contractual maturities of the fixed income securities as of December 31, 2006, were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value
Within one year	$23,984	$23,877
One through five years	30,203	30,255
Five through ten years	20,733	21,053
Over ten years	23,224	23,715
No fixed maturity date	1,588	1,661
Total	$99,732	$100,561

(6) OTHER INCOME (EXPENSE)

Other income consisted of the following (in thousands of dollars):

	2006	2005	2004
Gain on sales of publishing assets	$--	$--	$59
Loss on disposals of assets	(19)	(28)	(103)
Total	$(19)	$(28)	$(44)

The revenues and operating expenses of publishing assets sold were not significant.

(7)  GOODWILL

The carrying amount of goodwill is subject to annual testing at the reporting unit level. Any excess in the carrying value of the reporting units over their fair value is an indication of a potential goodwill impairment, which would require further analysis to measure the amount of the impairment expense, if any. The Company performs year-end impairment tests and, for 2006, it was determined that an impairment had occurred. The fair value of the Company’s subsidiary, Kennedy Information, Inc. (Kennedy), was determined by discounting its projected future cash flows. The assumptions used for Kennedy’s future cash flow growth were reduced for the 2006 valuation, based on its recent financial results. The lower growth expectations resulted in a measure of fair value that was less than Kennedy's carrying value. Valuation specialists were retained to assist in revaluing Kennedy’s intangible assets and determining the implied fair value of its goodwill as of December 31, 2006. As a result of these revaluations, a goodwill impairment expense of $11,576,000 was recorded for 2006.

Goodwill assigned to the reportable segments and the changes in the carrying amount of goodwill for the three years ended December 31, 2006, are as follows:

	Publishing	Printing	Software	Total
Balance, January 1, 2004	$49,998	$917	$22,937	$73,852
Business acquisition purchase
price adjustments	---	---	(400)	(400)
Balance, December 31, 2004	49,998	917	22,537	73,452
Business acquisition purchase
price adjustments	---	---	(86)	(86)
Balance, December 31, 2005	49,998	917	22,451	73,366
Goodwill impairment	(11,576)	---	---	(11,576)
Balance, December 31, 2006	$38,422	$917	$22,451	$61,790

The 2004 and 2005 changes in goodwill resulted from a business acquisition agreement that provided for a sellers' tax equalization adjustment.

(8)  INCOME TAXES

Income tax expense (benefit) was allocated as follows (in thousands of dollars):

	2006	2005	2004
Income Statement Provision for Income Taxes	$11,864	$16,085	$14,136
Stockholders' Equity -- Change in:
Unrealized gain (loss) on marketable securities	499	(33)	199
Foreign currency translation adjustment	(95)	77	(27)
Minimum pension liability adjustment	351	(412)	---
Total	$12,619	$15,717	$14,308

The provision for income taxes consisted of the following (in thousands of dollars):

	2006	2005	2004
Taxes currently payable:
Federal	$8,051	$9,828	$11,132
State and local	3,687	2,164	2,402
	11,738	11,992	13,534
Deferred tax provision:
Federal	495	1,549	325
State and local	(369)	2,544	277
	126	4,093	602
Total	$11,864	$16,085	$14,136

Reconciliation of the U.S. statutory rate to the Company’s consolidated effective income tax rate was as follows:

	Percent of Pretax Income
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal income tax benefit	6.9	4.7	4.5
Reduction in net deferred tax assets	---	2.9	---
Tax exempt interest exclusion	(3.5)	(2.4)	(2.4)
Dividends received exclusion	(0.2)	(0.2)	(0.2)
Others	(0.2)	---	0.7
Total	38.0%	40.0%	37.6%

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

	December 31,
	2006	2005
Deferred tax assets:
Other postretirement benefits	$31,229	$26,329
Pension benefits	---	1,038
Minimum pension liability adjustment	61	412
Inventories	1,506	1,614
Defered revenues	---	5,126
Annual leave	2,215	2,052
Accounts receivable allowances	658	727
Medical claims	1,270	1,255
Amortization of acquired intangible assets	2,313	---
Others	2,058	1,828
Valuation allowance	(658)	(536)
Total deferred tax assets	40,652	39,845
Deferred tax (liabilities):
Pension benefit	(2,874)	---
Capitalized software	(2,815)	(3,512)
Deferred selling expenses	(1,802)	(1,853)
Amortization of acquired intangible assets	---	(397)
Others	(1,629)	(1,678)
Total deferred tax (liabilities)	(9,120)	(7,440)
Net deferred tax assets	$31,532	$32,405

The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions, and future operating income levels may affect the ultimate realization of all or some of these deferred tax assets. During the fourth quarter of 2005, the Company determined that the future transactions described in Note 2 were more likely to occur than not, and reduced net deferred tax assets by $1.2 million due to lower future state income tax rates. The Company has consistently achieved profitability and taxable income. In the opinion of management, based on expected future taxable income and available tax planning strategies, it is more likely than not that the deferred tax assets will be fully utilized.

(9) OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

	2006	2005
Receivables:
Customers	$43,187	$37,363
Others	3,197	3,058
Allowance for doubtful accounts	(2,102)	(2,596)
Total	$44,282	$37,825

	2006	2005
Inventories:
Materials and supplies	$1,969	$1,856
Work in process	539	308
Finished goods	1,191	1,042
Total	$3,699	$3,206

Inventories are valued at the lower of cost (principally average cost method) or market.

	2006	2005
Property and equipment, at cost:
Land	$4,250	$4,250
Buildings and improvements	52,162	51,759
Furniture and equipment	48,507	47,840
Accumulated depreciation	(79,083)	(77,140)
Total	$25,836	$26,709

The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements, and three to 10 years for furniture and equipment. Depreciation expenses were $3,201,000 in 2006, $3,336,000 in 2005, and $3,728,000 in 2004. Expenditures for maintenance and repairs are expensed, while major replacements and improvements are capitalized.

Intangible and other amortizable assets:	2006	2005
Gross carrying amount--
Software	$25,627	$30,368
Customer lists	6,996	13,733
Copyrights	9,145	9,145
Other amortizable assets	1,171	2,182
	42,939	55,428
Accumulated amortization--
Software	(16,995)	(19,247)
Customer lists	(6,276)	(12,285)
Copyrights	(5,630)	(4,716)
Other amortizable assets	(318)	(1,209)
	(29,219)	(37,457)
Total	$13,720	$17,971

Events and changes in circumstances can indicate that the value of some intangible assets may have been impaired. When this occurs, the assets are revalued based on projected future profit contributions and any resulting impairment losses are recorded. In 2006, as a result of the revaluation of Kennedy’s intangible assets, as described in Note 7, an impairment loss of $120,000 was recorded for Kennedy’s customer lists. This loss is included in general and administrative expenses of the Publishing segment.

Amortization expenses for intangible assets were $5,333,000 in 2006, $6,426,000 in 2005, and $6,554,000 in 2004. Amortizable assets are expensed evenly over their respective estimated lives, ranging from three to 10 years. As of December 31, 2006, future estimated amortization expenses were as follows: 2007 - $3,473,000; 2008 - $2,985,000; 2009 - $2,674,000; 2010 - $2,218,000; 2011 - $1,091,000.

Other assets at year-end 2006 included $3,250,000 for a printing press received, but not yet placed in operation.

	2006	2005
Payables and accrued liabilities:
Accounts payable and accrued liabilities	$28,952	$17,833
Employee compensation and benefits	17,725	15,804
Postretirement benefits, current portion	8,580	15,783
Income taxes	1,711	1,726
Share-based liabilities (Note 12)	6,310	---
Total	$63,278	$51,146

(10) TERM DEBT

Term debt consisted of the following (in thousands of dollars):

	2006	2005
Notes payable, unsecured, 8.15%, due 2007-2010	$30,000	$37,500
Notes payable, unsecured, 6.99%, due 2007-2011	25,000	25,000
Total term debt	55,000	62,500
Current portion	10,500	7,500
Long-term portion	$44,500	$55,000

Maturities of term debt are as follows: 2007 through 2010, $10,500,000 each; 2011, $13,000,000. Notes payable are subject to certain financial covenants and other customary restrictions, including indebtedness and business combinations. As of December 31, 2006, the Company is in compliance with all covenants. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $57,610,000 in 2006, and $66,630,000 in 2005.

The Company also has a $3.5 million unsecured line of credit, of which $2.8 million is being used to secure letters of credit.

(11)   COMMITMENTS, CONTINGENCIES, AND RELATED-PARTY TRANSACTIONS
The Company has non-cancelable operating leases for office space, equipment, and vehicles. Total rent expense was $7,217,000 in 2006, $7,311,000 in 2005, and $7,597,000 in 2004. As of December 31, 2006, future minimum lease payments under non-cancelable operating leases were as follows: 2007 - $5,356,000; 2008 - $1,334,000; 2009 - $751,000; 2010 - $515,000; 2011 - $60,000.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services. Fees incurred for these services were $5,718,000, $5,363,000, and $4,791,000 in 2006, 2005, and 2004 respectively.

(12)  STOCKHOLDERS’ EQUITY
Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by the Company’s articles of incorporation. Ownership of Class A stock, which is voting, is restricted to active employees. Class B stock and Class C stock are nonvoting. No class of stock has preference over another upon declaration of dividends or liquidation. As of December 31, 2006, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively.

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semiannually, the Board of Directors establishes the price at which shares can be bought or sold.

Prior to January 1, 2006, the Company accounted for the sale of stock to its employees as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the provisions of APB 25, the sales of these shares were noncompensatory and, accordingly, the Company did not record any compensation expense related to the sale of stock. FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established new accounting and disclosure requirements for stock sales to employees. The Company’s sales of shares to employees under its stock plans did not meet the criteria established by FAS 123 to be considered noncompensatory. As permitted, the Company elected to continue to apply the provisions of APB 25 to the sales of stock to employees. The accounting for the sales of stock to employees under the provisions of FAS 123 would not have resulted in a material difference to net income and earnings per share for 2005 and 2004.

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment (FAS 123R), which supersedes APB 25. The Company has determined that the sale of its shares to employees under the Plans do not meet the criteria established under FAS 123R to be considered noncompensatory. The Company has also determined that under FAS 123R, certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. At December 31, 2006, 449,145 shares with an estimated fair value of $6.3 million are classified as liabilities. Further, for 2006, the Company recorded compensation expense of $445,000 related to these liability classified shares and other equity classified shares.

Treasury share transactions were as follows:

	Treasury Stock Shares
	Class A	Class B	Class C
Balance, January 1, 2004	15,620,011	5,801,150	2,092,587
Sales to employees	(560,355)	---	---
Repurchases	812,230	1,255,756	426,653
Conversions of Class A to Class B	473,375	(473,375)	---
Balance, December 31, 2004	16,345,261	6,583,531	2,519,240
Sales to employees	(910,735)	---	---
Repurchases	592,751	1,832,846	---
Conversions of Class A to Class B	1,021,449	(1,021,449)	---
Balance, December 31, 2005	17,048,726	7,394,928	2,519,240
Sales to employees	(972,101)	---	---
Repurchases	520,467	499,976	---
Conversions of Class A to Class B	538,253	(538,253)	---
Balance, December 31, 2006	17,135,345	7,356,651	2,519,240

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $7.4 million as of December 31, 2006, is known or expected to be tendered in 2007. The actual value of the shares tendered will likely be higher.

Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 30,074,220 in 2006, 31,362,350 in 2005, and 32,502,117 in 2004.

The differences between amortized cost and fair value of the Company’s investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity. Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reported, net of taxes, as a component of Stockholders' Equity. The amount of a pension plan’s accumulated benefit obligation in excess of pension plan assets, that has not been recorded by pension expense accounting, is reported, net of taxes, as a component of Stockholders’ Equity.

(13) COMPREHENSIVE INCOME (LOSS)

Comprehensive income encompasses all changes in Stockholders’ Equity except those arising from transactions with shareholders, and includes net income and other comprehensive income.

Elements of other comprehensive income (loss) are shown below (in thousands of dollars):

	2006	2005	2004
Holding gains on securities
arising during the year	$2,769	$254	$884
Less net gains included in net income	1,347	347	314
Changes in unrealized gains	1,422	(93)	570
Less income taxes	499	(33)	199
Net unrealized gains (losses)	923	(60)	371
Currency translation gains (losses)	(271)	220	(77)
Less income taxes	(95)	77	(27)
Net currency translation gains (losses)	(176)	143	(50)
Minimum pension liability adjustment	852	(1,009)	---
Less income taxes	351	(412)	---
Net minimum pension liability adjustment	501	(597)	---
Other comprehensive income (loss)	$1,248	$(514)	$321

(14)    SEGMENTS
Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for presentation purposes if they have similar economic characteristics, products, and customers.

The Company has 10 operating segments that are aggregated into three reportable segments, Publishing, Printing, and Software. Publishing operations consist primarily of the creation, production, and marketing of legal and regulatory and general business advisory information in print and electronic formats. Publishing aggregates the operations of the Parent with Tax Management Inc. (excluding its BNA Software division) and also includes the Parent’s other publishing subsidiary companies. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.

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

Operating segment information is presented below (in thousands of dollars):

Year Ended December 31, 2006	Publishing	Printing	Software	Total
Revenues from external customers	$279,209	$37,886	$27,767	$344,862
Intersegment revenues	---	10,680	3,084	13,764
Operating profit	18,826	3,103	9,046	30,975
Interest expense	5,706	8	1	5,715
Identifiable assets	289,845	22,260	43,715	355,820
Depreciation and amortization	7,119	995	420	8,534
Goodwill impairment	11,576	---	---	11,576
Capital expenditures	2,418	3,556	21	6,005

Year Ended December 31, 2005	Publishing	Printing	Software	Total
Revenues from external customers	$272,619	$31,024	$25,393	$329,036
Intersegment revenues	---	10,773	2,416	13,189
Operating profit	32,666	3,012	6,366	42,044
Interest expense	6,032	9	---	6,041
Identifiable assets	275,582	18,427	47,469	341,478
Depreciation and amortization	7,659	921	1,182	9,762
Capital expenditures	2,025	889	22	2,936

Year Ended December 31, 2004	Publishing	Printing	Software	Total
Revenues from external customers	$272,619	$26,814	$23,171	$322,604
Intersegment revenues	---	10,903	2,299	13,202
Operating profit	35,034	392	4,139	39,565
Interest expense	5,717	21	---	5,738
Identifiable assets	280,213	17,010	43,892	341,115
Depreciation and amortization	7,636	871	1,775	10,282
Capital expenditures	5,375	350	36	5,761

Reconciliation of items differing from consolidated totals are shown below
(in thousands of dollars):

	2006	2005	2004
Total interest expense for reportable segments	$5,715	$6,041	$5,738
Elimination of intersegment interest expense	(111)	(134)	(118)
Consolidated interest expense	$5,604	$5,907	$5,620

Total assets for reportable segments	$355,820	$341,478	$341,115
Elimination of intersegment assets	(18,648)	(19,767)	(16,702)
Consolidated assets	$337,172	$321,711	$324,413

(15)    SELECTED QUARTERLY DATA

The following is quarterly financial information (unaudited) for 2006 and 2005 (in thousands of dollars, except per share amounts):

	Quarter Ended 2006
	March 25	June 17	September 9	December 31

Revenues	$72,074	$75,479	$76,257	$121,052
Gross Profit	32,352	34,349	34,525	59,159
Net Income	4,165	5,239	5,004	4,963

Earnings Per Share	$.14	$.17	$.17	$.17

	Quarter Ended 2005
	March 26	June 18	September 10	December 31

Revenues	$72,475	$74,622	$76,464	$105,475
Gross Profit	33,136	34,231	36,301	49,615
Net Income	5,102	5,483	6,393	7,178

Earnings Per Share	$.16	$.17	$.20	$.23

The Company’s financial reporting is based on 13 four-week periods. There are three periods in each of the first three fiscal quarters and four periods in the fourth fiscal quarter. Earnings per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Three major items affected the financial results for the fourth quarter of 2006.The elimination of the annual minimum royalties, as described in Note 3, resulted in the recognition of $3.8 million of previously deferred royalty revenues, increasing net income by $2.3 million and earnings per share by $0.08. An updated software program, which included specified upgrades, was delivered to customers and $3.7 million of previously deferred revenues were recognized, increasing net income by $1.7 million and earnings per share by $0.06. The Company recorded a goodwill impairment expense of $11.6 million, as described in Note 7, reducing net income by $7.5 million and earnings per share by $0.25.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BUREAU OF NATIONAL AFFAIRS, INC.
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts--		Deductions--		End of
Description	of Period	Expenses	Describe		Describe		Period

VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY APPLY:

Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2006	$2,596	$571	$(440)(a	)	$625 (b	)	$2,102
Year ended December 31, 2005	2,097	537	190 (a	)	228 (b	)	2,596
Year ended December 31, 2004	2,135	917	(52)(a	)	903 (b	)	2,097

Allowance for Obsolete Inventory:
Year ended December 31, 2006	$588	$92					$680
Year ended December 31, 2005	561	27					588
Year ended December 31, 2004	535	26					561

Allowance for Deferred Tax Assets:
Year ended December 31, 2006	$536	$122					$658
Year ended December 31, 2005	413	123					536
Year ended December 31, 2004	447	(34)					413

Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable  not included in revenues.

(b) Net accounts written off.

PART II

 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years ended December 31, 2006 or through the date of this Form 10K.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of its disclosure controls and procedures as of December 31, 2006. It was determined that there were two material weaknesses in internal control over financial reporting. The Company lacked adequate personnel with technical expertise to identify complex sales transactions that require an in-depth technical accounting analysis to ensure that revenues are accounted for in accordance with generally accepted accounting principles. In addition, the Company lacked sufficient general controls over its computerized information systems to ensure the proper operation of those systems as it relates to the Company’s reporting process. As a result, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company is a non-accelerated filer and therefore this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report thereon by our independent registered public accounting firm because these are not required of non-accelerated filers for 2006.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2006, the Company implemented organizational changes to ensure that its accounting group has greater knowledge of the operations of its software division. Specifically, the Company’s Corporate Controller is now a member of the software division’s management committee which reviews operating plans, activities, and results. Accordingly, the Company considers a previously identified material weakness regarding its accounting group’s lack of knowledge of the software division’s operations, in order to account for revenues in accordance with generally accepted accounting principles, to have been remedied as of December 31, 2006.

Item 9B.   Other Information

None.

PART III
Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, 13, and 14, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2006. Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation
The information required under this Item 11 is contained in the Proxy Statement under the headings "IV. Executive Compensation" and is incorporated herein by reference.

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

Item 14.    Principal Accounting Fees and Services

The information required under this Item 14 is contained in the Proxy Statement under the heading "V. Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

(a) (1)	Financial Statements	Page
	Reports of Independent Registered Public Accounting Firm	18

	Consolidated Statements of Income for the years
	ended December 31, 2006, 2005 , and 2004	19
	Balance Sheets as of December 31, 2006 and 2005
	Consolidated Statements of Cash Flows and Consolidated
	Statements of Changes in Stockholders' Equity and	20
	Comprehensive Income for each of the years
	ended December 31, 2006, 2005 and 2004	22
	Notes to Consolidated Financial Statements	25

(2)	Financial Statement Schedule:
II	Valuation and Qualifying Accounts and Reserves
	for the years ended December 31, 2006, 2005, and 2004	44

(a) (3)	Exhibits

3.1	Certificate of Incorporation, as amended*

3.2	By laws, as amended.**

11	Statement re: Computation of Per Share Earnings is contained in the 2006
Consolidated Financial Statements in the Notes to Consolidated Financial Statements,
Note 12, "Stockholders' Equity"

21	Subsidiaries of Registrant.***

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

99.1	Proxy Statement for the Annual Meeting of security holders to be held on April 21, 2007****

*	Incorporated by reference to the Company’s 2001 Form 10-K
Commission File Number 2-28286, filed on March 29, 2002.
The exhibit number indicated above corresponds to the
exhibit number in that filing.

**	Incorporated by reference to the 8K filed by the Company on
September 8, 2005. The exhibit number indicated above corresponds to the exhibit number in that filing.

***	Filed herewith.

****	Incorporated by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2006.

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

            Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: s/Paul N. Wojcik	By: s/George J. Korphage
Paul N. Wojcik	George J. Korphage,
President and Chief Executive Officer	Vice President and Chief Financial Officer
Director	(Chief Accounting Officer)
Director

Date: March 28, 2007	Date: March 28, 2007

By: s/Sandra Degler	March 28, 2007	By: s/Gregory C. McCaffrey	March 28, 2007
Sandra C. Degler	Date	Gregory C. McCaffrey	Date
Chairman of the Board of Directors		Director

By: s/Paul A. Blakely	March 28, 2007	By: s/Jonathan Newcomb	March 28, 2007
Paul A. Blakely	Date	Jonathan Newcomb	Date
Director		Director

By: s/Cynthia J. Bolbach	March 28, 2007	By: s/Susan E. Rice	March 28, 2007
Cynthia J. Bolbach	Date	Susan E. Rice	Date
Director		Director

By: s/Eunice Lin Bumgardner	March 28, 2007	By: s/Ellen Taus	March 28, 2007
Eunice Lin Bumgardner	Date	Ellen Taus	Date
Director		Director

By: s/Neil R. Froemming	March 28, 2007	By: s/Daniel W. Toohey	March 28, 2007
Neil R. Froemming	Date	Daniel W. Toohey	Date
Director		Director

By: s/Gerald S. Hobbs	March 28, 2007	By: s/Robert L. Velte	March 28, 2007
Gerald S. Hobbs	Date	Robert L. Velte	Date
Director		Director

By: s/Margaret S. Hullinger	March 28, 2007
Margaret S. Hullinger	Date
Director

Number	Exhibit Description	Sequential Page
		Number

3.1	Certificate of Incorporation, as amended	*

3.2	By laws, as amended	* *

11	Statement re: Computation of Per Share Earnings is contained in the 2006
	Consolidated financial Statements in the Notes to Consolidated Financial
	Statements , Note 12 "Stockholders Equity,"	38

21	Subsidiaries of Registrant	51

23.1	Consent of Independent Registered Public Accounting Firm	52

31.1	Certification of the Chief Executive Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	53

31.2	Certification of the Chief Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	54

32.1	Certification of the Chief Executive Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	55

32.2	Certification of the Chief Financial Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	56

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2007	**

*	Incorporated by reference to the Company’s 2001 Form 10-K
	Commission File Number 2-28286, filed on March 29, 2002.
	The exhibit number indicated above corresponds to the
	exhibit number in that filing.

**	The Definitive Proxy Statement is expected to be filed with
	the SEC within 120 days of December 31, 2006.