Form 10-Q
period 2007-03-24
BUREAU OF NATIONAL AFFAIRS INC
filed 2007-04-30
CIK 15393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2007	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540
(I.R.S. Employer Identification No.)

1231 25th St., N. W.,	(202) 452-4200
Washington, D.C. 20037	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer, a large accelerated filer,  or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of March 24, 2007 was 12,571,234 Class A common shares, 17,354,957 Class B common shares, and 12,440 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED March 24, 2007 and March 25, 2006
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	March 24, 2007	March 25, 2006
OPERATING REVENUES	$77,871	$72,074
OPERATING EXPENSES:
Editorial, production, and distribution	40,884	39,722
Selling	13,186	12,681
General and administrative	14,007	13,184
TOTAL OPERATING EXPENSES	68,077	65,587
OPERATING PROFIT	9,794	6,487
NON-OPERATING INCOME:
Investment income	1,226	1,403
Interest expense	(1,151)	(1,243)
TOTAL NON-OPERATING INCOME	75	160
INCOME BEFORE INCOME TAXES	9,869	6,647
PROVISION FOR INCOME TAXES	3,602	2,482
NET INCOME	6,267	4,165
OTHER COMPREHENSIVE INCOME	362	128
COMPREHENSIVE INCOME	$6,629	$4,293

EARNINGS PER SHARE	$.21	$.14

WEIGHTED AVERAGE SHARES OUTSTANDING	29,963,636	30,217,962

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
March 24, 2007 and DECEMBER 31, 2006
(Unaudited)
(In thousands of dollars)

	March 24,	December 31,
ASSETS	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$40,309	$24,001
Short-term investments	25,259	23,877
Receivables (net of allowance for doubtful accounts of
$1,909 in 2007 and $2,102 in 2006)	29,856	44,282
Inventories	3,632	3,699
Prepaid expenses	4,145	5,106
Deferred selling expenses	3,513	4,535
Deferred income taxes	2,536	1,984
Total current assets	109,250	107,484

MARKETABLE SECURITIES	93,396	94,063
PROPERTY AND EQUIPMENT:
Land	4,250	4,250
Building and improvements	52,224	52,162
Furniture, fixtures and equipment	52,453	48,507
	108,927	104,919
Less-Accumulated depreciation	79,875	79,083
Net property and equipment	29,052	25,836

DEFERRED INCOME TAXES	30,081	29,548
GOODWILL	61,790	61,790
INTANGIBLE AND OTHER AMORTIZABLE ASSETS	12,982	13,720
OTHER ASSETS	1,553	4,731
Total assets	$338,104	$337,172

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEET
March 24, 2007 and DECEMBER 31, 2006
(Unaudited)
(In thousands of dollars)

	March 24,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006
CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	22,878	28,952
Employee compensation and benefits payable	28,745	32,615
Income taxes payable	6,057	1,711
Dividends payable	5,396	---
Deferred revenues	132,876	135,660
Total current liabilities	206,452	209,438

LONG-TERM DEBT, less current portion	44,500	44,500
POSTRETIREMENT BENEFITS, less current portion	79,930	77,279
OTHER LIABILITIES	1,214	1,360
Total liabilities	332,096	332,577
STOCKHOLDERS' EQUITY:
Common stock issued, $1.00 par value-
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	28,562	23,876
Retained earnings	124,302	123,431
Treasury stock, at cost - 27,227,914 shares
in 2007 and 27,011,236 in 2006	(205,540)	(201,034)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,853	1,492
Foreign currency translation adjustment	(240)	(241)
Minimum pension liability adjustment	(96)	(96)
Total stockholders' equity	6,008	4,595
Total liabilities and stockholders' equity	$338,104	$337,172

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 12-WEEKS ENDED MARCH 24, 2007 and MARCH 24, 2006
(Unaudited)
(In thousands of dollars)

	12 Weeks Ended
	March 24, 2007	March 25, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,267	$4,165
Adjustments to reconcile net income to net
cash provided by operating activities--
Depreciation and amortization	1,687	2,080
Deferred income taxes	(1,278)	3,134
Gain on sales of securities	(21)	(291)
Others	270	153
Changes in operating assets and liabilities--
Receivables	14,760	7,914
Deferred revenues	(2,784)	3,696
Payables and accrued liabilities	(2,522)	(6,482)
Postretirement benefits	4,082	4,145
Deferred selling expenses	1,022	337
Inventories	67	(242)
Other assets and liabilities--net	588	449
Net cash provided by operating activities	22,138	19,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(1,193)	(833)
Purchase of publishing assets	(155)	---
Building improvements	(62)	---
Capitalized Software	---	(269)
Investment securities sales and maturities	7,619	3,098
Investment securities purchases	(9,111)	(3,992)
Net cash (used for) investing activities	(2,902)	(1,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	2,667	4,028
Purchases of treasury stock	(5,595)	(2,157)
Net cash provided from (used for) financing activities	(2,928)	1,871

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,308	18,933
CASH AND CASH EQUIVALENTS, beginning of period	24,001	9,056
CASH AND CASH EQUIVALENTS, end of period	$40,309	$27,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,070	$1,216
Income taxes paid	536	1,746

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Consolidated Financial Statements
March 24, 2007
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

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report to shareholders. Note disclosures which would substantially duplicate those contained in the 2006 Annual Report to shareholders have been omitted.

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

NOTE 2:  Inventories

Inventories consisted of the following (in thousands):
	March 24,	December 31,
	2007	2006
Materials and supplies	$1,801	$1,969
Work in process	765	539
Finished goods	1,066	1,191
Totals	$3,632	$3,699

NOTE 3:  Employee Benefit Plans
The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees. The net periodic benefit expense is based on estimated values provided by independent actuaries. The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended
	March 24, 2007	March 25, 2006
Pension Benefits:
Service Cost	$2,012	$1,759
Interest Cost	2,666	2,371
Expected return on plan assets	(3,258)	(2,619)
Amortization of prior service cost
and net actuarial loss	57	403
Total	$1,477	$1,914

Other Postretirement Benefits:
Service Cost	$1,425	$1,177
Interest Cost	2,030	1,858
Expected return on plan assets	(516)	(491)
Amortization of prior service cost
and net actuarial loss	476	650
Total	$3,415	$3,194

Pension plan contributions were $14 million in 2006 and are expected to be $14 million in 2007. No plan contributions were made in the first quarters of 2007 or 2006.

NOTE 4:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets that continue to be subject to amortization were as follows (in thousands of dollars):
	March 24, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$25,627	$(17,510)	$25,627	$(16,995)
Customer Lists	7,151	(6,417)	6,996	(6,276)
Copyrights	9,145	(5,841)	9,145	(5,630)
Other	1,171	(344)	1,171	(318)
Total	$43,094	$(30,112)	$42,939	$(29,219)

Amortization expense for the above assets was $893,000 and $1,278,000, respectively, in the first quarter of 2007 and 2006.

Goodwill is assigned to the reportable segments as follows: publishing $38,423,000; printing $917,000; and software $22,450,000.

NOTE 5: Commitments and Contingencies
The Company has contractual agreements to sell its three Washington, D.C. headquarters buildings for $111 million to affiliates of Vornado Realty Trust, Inc. The pretax gain on the sales is projected to be $91-93 million, after closing and related costs. The Company also has a contractual agreement to purchase, for an estimated $103 million, a newly renovated building in Arlington, Va, that will become its new headquarters. The simultaneous transactions are expected to be completed during the summer of 2007. The property sales and purchase are expected to be accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code. Net proceeds from the building sales are projected to be sufficient to fully fund the building purchase.

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

NOTE 6:  Stockholders' Equity

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold.

Effective January 1, 2006, the Company adopted SFAS No. 123R Share Based Payment (FAS 123R). The Company determined that the sale of its shares to employees under the Plans did not meet the criteria established under FAS 123R to be considered noncompensatory, and that certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. In the first quarter of 2007, the Company changed the Plans so that the sales of its shares to employees meet the criteria to be considered noncompensatory, and these shares are not required to be classified as liabilities.

At March 24, 2007, 232,452 shares, which were sold during 2006, with an estimated fair value of $3.4 million are still classified as liabilities. Compensation expense, related to compensatory shares sold during 2006, was $229,000 and $248,000, respectively, in the first quarter of 2007 and 2006.

Changes in stockholders’ equity during the period were as follows: sales of capital stock to employees, $2.7 million; liability classified shares reclassified to equity, $3.1 million; capital stock repurchases, $5.6 million; dividends, $5.4 million; net income, $6.3 million; and other comprehensive income $0.3 million (net of $0.2 million in taxes).

Treasury stock as of March 24, 2007 and December 31, 2006, respectively, consisted of: Class A, 17,428,766 and 17,135,345 shares; Class B, 7,279,908 and 7,356,651 shares; and Class C, 2,519,240 and 2,519,240 shares. As of March 24, 2007, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $14 million as of March 24, 2007, is known or expected to be tendered in the next twelve months. The actual amount will likely be higher.

NOTE 7: Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit/Loss
March 24, 2007
Publishing	$63,140	$	---	$63,140	$6,214
Printing	9,521		2,184	7,337	371
Software	7,978		584	7,394	3,209
Total	$80,639		$2,768	$77,871	$9,794

March 25, 2006
Publishing	$58,820	$	---	$58,820	$3,451
Printing	9,702		2,533	7,169	821
Software	6,743		658	6,085	2,215
Total	$75,265		$3,191	$72,074	$6,487

NOTE 8:  Recent Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented In the Income Statement. Under EITF 06-3, a company should disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. The Company presents sales tax on a net basis in its consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007. There was no effect on the financial statements as a result of implementing FIN 48.

As of January 1, 2007, the amount of unrecognized tax benefits was $1.7 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. We expect our unrecognized tax benefits to decrease by approximately $750,000 over the next 12 months for state tax positions related to prior years.

All federal income tax returns are closed for years before 2003. State tax returns that remain subject to examination range from 2001 to 2005.

The Company recognizes interest accrued on any unrecognized tax benefits in interest expense and penalties as a miscellaneous general and administrative expense. As of January 1, 2007, the Company has accrued interest in the amount of $297,000 associated with any unrecognized tax benefits. $30,000 of interest expense associated with unrecognized tax benefits was recognized during the quarter.

PART I

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company’s 2006 Annual Report to shareholders, which provides a more thorough discussion of the Company’s business and operations. This interim report is intended to provide an update of the disclosures contained in the 2006 Annual Report to shareholders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

FORWARD-LOOKING STATEMENTS

This management discussion contains certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as “believes,” “expects,” “estimates,” “could,” “should,” “will,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof as of the date hereof.

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

BNA has been engaged in a multi-year effort to replace its aging customer business system with a new system which will provide many more features than the legacy system. All customer accounts have been migrated to the new system, and all related applications maintained on the legacy mainframe system have been replaced.

As described in Note 7 to the financial statements, BNA will relocate its corporate headquarters and principal operations in 2007. When the relocation is complete, BNA will have lower real estate expenses.

RESULTS OF OPERATIONS
Twelve weeks 2007 compared to twelve weeks 2006
BNA’s consolidated revenues and profits were up substantially in the first quarter of 2007 compared to the 2006 first quarter. The publishing and software segments reported higher revenues and operating profit; the printing segment had lower revenues and profit. Certain publishing and software segment revenues were deferred in 2006, favorably affecting the revenue and profit comparisons with the current quarter.

Consolidated revenues were up 8.0 percent to $77.9 million in the first quarter of 2007 compared to 2006. Consolidated operating expenses increased 3.8 percent. The consolidated operating profit of $9.8 million was 51 percent higher than last year. Net income for the first quarter was $6.3 million, a 50 percent increase from 2006 results. Earnings per share were $.21 for the quarter versus $.14 in 2006.

Publishing segment revenues were up 7.3 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues were up 5.8 percent due to business growth and an uneven pattern of recognizing certain royalty revenues from online vendors in 2006 (During the first three quarters of 2006, certain license royalty revenues were recognized in very uneven patterns due to financial reporting rules for multi-year agreements when not all annual minimums were known at the outset of the agreements. The Company and its licensees amended the agreements, effective in the fourth quarter 2006, so that prospectively, the revenue accounting for royalties from these agreements reflects the underlying economics of the transactions). BNA Books revenues, up 62 percent, benefited from more title releases in early 2007. Kennedy Information’s revenues were up 27 percent due to an increase in research report sales. The other publishing units were essentially even with 2006 results. Publishing operating expenses were up 2.8 percent mostly due to higher employment costs and legal expenses. The operating profit for the publishing segment increased 80 percent for the first quarter to $6.2 million.

Printing segment total revenues were off 1.9 percent compared to 2006. Commercial sales were up 2.3 percent, due to additional business from existing customers and business from new customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 13.8 percent. Operating expenses were up 3.0 percent, mainly reflecting higher selling costs. The operating profit was $371,000 in 2007, compared to $821,000 in last year’s first quarter.

Software segment total revenues increased 18.3 percent compared to 2006 while expenses were up only 5.3 percent. BNA Software revenues grew 40 percent from the 2006 first quarter, when no revenues were recognized for BNA Corporate Tax Planner software due to the deferral of revenues related to an undelivered specified upgrade. Operating expenses were up 11.6 percent. BNA Software’s operating profit was $1.7 million in the first quarter of 2007 compared to $491,000 in the first quarter of 2006. STF total revenues declined 13.9 percent compared to 2006, mostly due to the loss of a forms license contract. Operating expenses, reflecting cost efficiencies were down 16.5 percent, but STF recorded a 12.4 percent decrease in its operating profit. The total software segment’s operating profit increased 45 percent to $3.2 million.

Investment income decreased slightly and interest expense was lower due to lower loan balances. Other comprehensive income reflected a larger unrealized holding gain in 2007 compared to 2006.

Outlook. The revenue and profit increases reflected in first quarter results are not indicative of full year results. Revenue and profit comparisons of 2007 compared to 2006 were improved by temporary revenue deferrals in the first quarter of 2006. This will also be a factor in the second and third quarter comparisons, but will not be a factor for full-year comparisons. In addition, first quarter comparisons were boosted by particularly strong starts by BNA Books and Kennedy.

Except for the printing segment which we expect to improve, the first quarter results are in line with our expectations, and we expect that full-year 2007 results will show higher revenues and higher profits, even after filtering out the effects of several unusual items including the 2006 goodwill writedown expense, a large 2007 gain on sale of the Company’s D.C. real estate, and one-time 2007 moving costs related to the move of operations from D.C. to Virginia.

FINANCIAL POSITION

Customer receipts were up 5.8 percent, operating expenditures increased 2.8 percent, and cash provided from operating activities increased $3.1 million in the first quarters of 2007 to $22.1 million. Cash used for investing activities was $2.9 million. Capital expenditures and publishing assets acquired amounted to $1.4 million and net cash used for securities investments totaled $1.5 million. During the first quarter, receipts for sales of capital stock to employees totaled $2.7 million. Capital stock repurchases amounted to $5.6 million.

With nearly $159 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2006.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on its evaluation, and in light of the material weaknesses in internal control over financial reporting identified as existing as of December 31, 2006, which were described within the 2006 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective.

The Company is actively engaged in remediation efforts to address the material weaknesses in its internal control over financial reporting as outlined in the 2006 Annual Report on Form 10-K.

There was no change in the Company's internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from risk factors as previously disclosed in item 1A of Part I of the Company's 2006 Annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended March 24, 2007, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.
	Total Number	Average
	of Shares	Price Paid
Four-week Period	Purchased	Per Share

January 1, 2007 - January 27, 2007	205,654	$14.00

January 28, 2007 - February 24, 2007	138,706	$14.00

February 25, 2007 - March 24, 2007	53,135	$14.58

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 21, 2007.   A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with this meeting.

Results of the election for ten stockholder directors and five independent, non-stockholder directors:

Stockholder Candidates
Nominee	Shares Voted For

Gregory C. McCaffery	7,642,521
Paul N. Wojcik	7,455,962
George J. Korphage	6,416,340
Sandra C. Degler	5,972,617
Cynthia J. Bolbach	5,956,434
Eunice L. Bumgardner	5,599,567
Darren P. McKewen	5,563,522
Paul A. Blakely	5,254,078
Margaret S. Hullinger	5,120,204
Neil R. Froemming	4,844,496

Robert L. Velte	4,817,231

Independent Candidates
Nominee	Shares Voted For

Susan E. Rice	6,310,125
Ellen Taus	6,192,830
Gerald S. Hobbs	6,060,353
Daniel W. Toohey	5,972,553
Jonathan Newcomb	5,914,897

Results of the vote on the shareholder proposal:

RESOLVED, that the shareholders of The Bureau of National Affairs, Inc. recommend that the Board of Directors adhere to the company's traditions and discontinue the pilot incentive-based compensation program for a limited group of senior management executives and business unit heads.

5,539,140	For
4,389,239	Against
394,536	Abstain (counts as against)

Pursuant to BNA's By-Laws, in order to be approved, the proposal needed to receive a majority of the outstanding Class A shares, or 6,299,029. The proposal did not receive a majority of the outstanding Class A shares, and therefore was not approved.

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

The Bureau of National Affairs, Inc.
Registrant

04/30/07	By: /s/Paul N. Wojcik
Date	Paul N. Wojcik
President and Chief Executive Officer

04/30/07	By: /s/George J. Korphage
Date	George J. Korphage
Vice President and Chief Financial Officer