Form 10-Q
period 2007-06-16
BUREAU OF NATIONAL AFFAIRS INC
filed 2007-07-31
CIK 15393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 16, 2007	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540
(I.R.S. Employer Identification No.)

1231 25th St., N. W.,	(202) 452-4200
Washington, D.C. 20037	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months nd (2) has been subject to the filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer, a large accelerated filer,  or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of June 16, 2007 was 12,009,113 Class A common shares, 17,425,719 Class B common shares, and 12,440 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 24-WEEKS ENDED JUNE 16, 2007 and JUNE 17, 2006
(Unaudited)
(In thousands of dollars, except per share amounts)

	24 Weeks Ended
	June 16, 2007	June 17, 2006
OPERATING REVENUES	$156,542	$147,553
OPERATING EXPENSES:
Editorial, production, and distribution	82,283	80,852
Selling	26,672	25,767
General and administrative	27,050	25,989
TOTAL OPERATING EXPENSES	136,005	132,608
OPERATING PROFIT	20,537	14,945
NON-OPERATING INCOME (EXPENSE):
Investment income	2,423	2,393
Interest expense	(2,110)	(2,487)
TOTAL NON-OPERATING INCOME (EXPENSE)	313	(94)
INCOME BEFORE INCOME TAXES	20,850	14,851
PROVISION FOR INCOME TAXES	7,443	5,447
NET INCOME	13,407	9,404
OTHER COMPREHENSIVE INCOME (LOSS)	63	(679)
COMPREHENSIVE INCOME	$13,470	$8,725

EARNINGS PER SHARE	$.45	$.31

WEIGHTED AVERAGE SHARES OUTSTANDING	29,797,740	30,184,717

    See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED JUNE 16, 2007 and JUNE 17, 2006
(Unaudited)
(In thousands of dollars, except per share amounts)

	12 Weeks Ended
	June 16, 2007	June 17, 2006
OPERATING REVENUES	$78,671	$75,479
OPERATING EXPENSES:
Editorial, production, and distribution	41,399	41,130
Selling	13,486	13,086
General and administrative	13,043	12,805
TOTAL OPERATING EXPENSES	67,928	67,021
OPERATING PROFIT	10,743	8,458
NON-OPERATING INCOME (EXPENSE):
Investment income	1,197	990
Interest expense	(959)	(1,244)
TOTAL NON-OPERATING INCOME (EXPENSE)	238	(254)
INCOME BEFORE INCOME TAXES	10,981	8,204
PROVISION FOR INCOME TAXES	3,841	2,965
NET INCOME	7,140	5,239
OTHER COMPREHENSIVE (LOSS)	(299)	(807)
COMPREHENSIVE INCOME	$6,841	$4,432

EARNINGS PER SHARE	$.24	$.17

WEIGHTED AVERAGE SHARES OUTSTANDING	29,667,067	30,202,324

    See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 16, 2007 and DECEMBER 31, 2006

(In thousands of dollars)

	(Unaudited)
	June 16,	December 31,
ASSETS	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$14,106	$24,001
Short-term investments	17,381	23,877
Receivables (net of allowance for doubtful accounts of
$1,344 in 2007 and $2,102 in 2006)	33,902	44,282
Inventories	3,707	3,699
Prepaid expenses	4,631	5,106
Deferred selling expenses	2,913	4,535
Deferred income taxes	2,767	1,984
Total current assets	79,407	107,484

MARKETABLE SECURITIES	101,380	94,063
PROPERTY AND EQUIPMENT:
Land	4,250	4,250
Building and improvements	52,225	52,162
Furniture, fixtures and equipment	55,065	48,507
	111,540	104,919
Less-Accumulated depreciation	80,677	79,083
Net property and equipment	30,863	25,836

DEFERRED INCOME TAXES	30,799	29,548
GOODWILL	61,790	61,790
INTANGIBLE AND OTHER AMORTIZABLE ASSETS, net	12,121	13,720
OTHER ASSETS	1,597	4,731
Total assets	$317,957	$337,172

     See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 16, 2007 and DECEMBER 31, 2006

(In thousands of dollars)

	(Unaudited)
	June 16,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006
CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	16,806	28,952
Employee compensation and benefits payable	25,327	32,615
Income taxes payable	2,630	1,711
Deferred revenues	133,093	135,660
Total current liabilities	188,356	209,438

LONG-TERM DEBT	41,500	44,500
POSTRETIREMENT BENEFITS, less current portion	81,417	77,279
OTHER LIABILITIES	1,083	1,360
Total liabilities	312,356	332,577

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock issued, $1.00 par value-
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	29,197	23,876
Retained earnings	131,442	123,431
Treasury stock, at cost - 27,719,273 shares
in 2007 and 27,011,236 in 2006	(213,423)	(201,034)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,567	1,492
Foreign currency translation adjustment	(253)	(241)
Minimum pension liability adjustment	(96)	(96)
Total stockholders' equity	5,601	4,595
Total liabilities and stockholders' equity	$317,957	$337,172

    See accompanying notes to condensed consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24-WEEKS ENDED JUNE 16, 2007 and JUNE 17, 2006
(Unaudited)
(In thousands of dollars)

	24 Weeks Ended
	June 16, 2007	June 17, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,407	$9,404
Adjustments to reconcile net income to net
cash provided by operating activities--
Depreciation and amortization	3,350	4,011
Deferred income taxes	(2,069)	2,018
Gain on sales of securities	(44)	(289)
Others	(22)	252
Changes in operating assets and liabilities--
Receivables	11,138	3,451
Deferred revenues	(2,567)	2,834
Payables and accrued liabilities	(10,281)	(7,002)
Postretirement benefits	924	2,635
Deferred selling expenses	1,622	722
Inventories	(8)	(415)
Other assets and liabilities--net	64	(168)
Net cash provided by operating activities	15,514	17,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(3,960)	(1,080)
Purchase of publishing assets	(155)	---
Building improvements	(63)	---
Capitalized Software	---	(657)
Investment securities sales and maturities	32,144	17,883
Investment securities purchases	(34,803)	(20,055)
Net cash (used in) investing activities	(6,837)	(3,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	3,744	6,504
Purchases of treasury stock	(13,920)	(8,202)
Payment of Long-Term Debt	(3,000)	---
Dividends Paid	(5,396)	(5,174)
Net cash (used in) financing activities	(18,752)	(6,872)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,895)	6,672
CASH AND CASH EQUIVALENTS, beginning of period	24,001	9,056
CASH AND CASH EQUIVALENTS, end of period	$14,106	$15,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,278	$2,424
Income taxes paid	6,294	5,705

     See accompanying notes to condensed consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
June 16, 2007
(Unaudited)

NOTE 1:  General

The primary business of The Bureau of National Affairs, Inc., (BNA, or “the Company”) is the publishing of legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users, mainly in the U.S.

BNA also provides printing services to customers in the mid-Atlantic region through its McArdle Printing Co., Inc. subsidiary. The Company’s software businesses develop, produce, and market tax and financial planning software and electronic tax forms for US customers.

The Company’s financial reporting is based on 13 four-week periods. There are three periods (twelve weeks) in each of the first three fiscal quarters and four periods in the fourth fiscal quarter. The information in this report has not been audited. Results for the twelve and twenty-four weeks are not necessarily representative of the year because of the seasonal nature of activities. The financial information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report to shareholders. Note disclosures which would substantially duplicate those contained in the 2006 Annual Report to shareholders have been omitted.

The reported amounts of certain assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates and assumptions are used for measuring such items as postretirement benefits, deferred tax assets, and the allowance for doubtful accounts, and for evaluating the possible impairment of intangible assets and goodwill. Accordingly, estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  Revenues & Deferred Revenues

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

The majority of software sales are bundled arrangements which include a one-year software program license term and post-sale support, including telephone support and program updates (when and if available) during the license term. Revenues, and related commissions and royalty expenses, are deferred and recognized ratably over the license and post-sale support term. However, when the sale includes a specified upgrade (a specific future program enhancement promised to customers), all revenue is deferred until that specified upgrade is delivered, and then amortized ratably over the remaining term. Revenues from sales of software products with updates provided periodically over a license term, typically one year, are recognized ratably over the license terms.

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

Deferred revenues consist almost entirely of deferred subscription and software license revenues.

NOTE 3:  Inventories

Inventories consisted of the following (in thousands):
	June 16, 2007	December 31, 2006
Materials and supplies	$1,857	$1,969
Work in process	758	539
Finished goods	1,092	1,191

Totals	$3,707	$3,699

NOTE 4:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):
	June 16, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$25,627	$(18,042)	$25,627	$(16,995)
Customer Lists	7,151	(6,514)	6,996	(6,276)
Copyrights	9,145	(6,052)	9,145	(5,630)
Other	1,171	(365)	1,171	(318)

Total	$43,094	$(30,973)	$42,939	$(29,219)

Amortization expense for the above assets was $1,754,000 and $2,461,000, respectively, in the first two quarters of 2007 and 2006.

Goodwill is assigned to the reportable segments as follows: publishing $38,422,000; printing $917,000; and software $22,451,000.

NOTE 5: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees.  The net periodic benefit expense is based on estimated values provided by third party actuaries.
The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		24 Weeks Ended
	6/16/07	6/17/06	6/16/07	6/17/06
Pension Benefits:
Service cost	$1,679	$2,006	$3,691	$3,765
Interest cost	2,526	2,431	5,192	4,802
Expected return on plan assets	(3,419)	(2,943)	(6,677)	(5,562)
Amortization of prior service cost
and net actuarial loss	118	529	175	932

Total	$904	$2,023	$2,381	$3,937

Other Postretirement Benefits:
Service cost	$1,192	$1,413	$2,617	$2,590
Interest cost	1,756	1,755	3,786	3,613
Expected return on plan assets	(524)	(492)	(1,040)	(983)
Amortization of prior service cost
and net actuarial loss	471	543	947	1,193

Total	$2,895	$3,219	$6,310	$6,413

Pension plan contributions were $14 million in 2006 and are expected to be approximately $14 million in 2007. Plan contributions amounted to $6 million for the first two quarters of 2007 and $6 million for the first two quarters of 2006.

NOTE 6:  Commitments and Contingencies, and Related-Party Transactions

The Company has contractual agreements to sell its three Washington, D.C. headquarters buildings for $111 million. The pretax gain on the sales is projected to be approximately $91-93 million, after closing and related costs. The Company also has a contractual agreement to purchase, for an estimated $103 million, a newly renovated building in Arlington, Va, that will become its new headquarters. The simultaneous transactions are expected to be completed during the summer of 2007. The property sales and purchase are expected to be accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code. Net proceeds from the building sales are projected to be sufficient to fully fund the building purchase.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $2,833,000, and $2,662,000 in the first half of 2007 and 2006 respectively.

NOTE 7:  Stockholders' Equity

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (FAS 123R). The Company determined that the sale of its shares to employees under the Plans did not meet the criteria established under FAS 123R to be considered noncompensatory, and that certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. In the first quarter of 2007, the Company changed the Plans so that the sales of its shares to employees meet the criteria to be considered noncompensatory, and these shares are not required to be classified as liabilities.

At June 16, 2007, 232,452 shares, which were sold during 2006, with an estimated fair value of $3.5 million are still classified as a component of Employee compensation and benefits payable. Compensation expense, related to compensatory shares sold during 2006, was $256,000 and $280,000, respectively, in the first half of 2007 and 2006.

Changes in stockholders’ equity during the period were as follows: sales of capital stock to employees, $3.7 million; liability classified shares reclassified to equity, $3.1 million; capital stock repurchases, $13.9 million; dividends, $5.4 million; net income, $13.4 million; and other comprehensive income, $0.1 million (net of taxes).

Treasury stock as of June 16, 2007 and December 31, 2006, respectively, consisted of: Class A, 17,990,887 and 17,135,345 shares; Class B, 7,209,146 and 7,356,651 shares; and Class C, 2,519,240 and 2,519,240 shares.  As of June 16, 2007, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $17.2 million as of June 16, 2007, is known or expected to be tendered in the next twelve months.  The actual amount will likely be higher.

NOTE 8:  Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues	External Operating Revenues	Operating Profit/Loss
June 16, 2007
Publishing	$65,117	$--	$65,117	$8,620
Printing	9,997	2,341	7,656	621
Software	6,439	541	5,898	1,502

Total	$81,553	$2,882	$78,671	$10,743

June 17, 2006
Publishing	$62,444	$--	$62,444	$6,311
Printing	10,211	2,396	7,815	1,167
Software	5,665	445	5,220	980

Total	$78,320	$2,841	$75,479	$8,458

24 Weeks Ended:
June 16, 2007
Publishing	$128,257	$--	$128,257	$14,834
Printing	19,518	4,525	14,993	992
Software	14,417	1,125	13,292	4,711

Total	$162,192	$5,650	$156,542	$20,537

June 17, 2006
Publishing	$121,264	$--	$121,264	$9,762
Printing	19,913	4,929	14,984	1,988
Software	12,408	1,103	11,305	3,195

Total	$153,585	$6,032	$147,553	$14,945

NOTE 9:  Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007. There was no effect on the financial statements as a result of implementing FIN 48. As of the adoption date, the amount of unrecognized tax benefits was $1.7 million, of which $1.1 million would reduce.the effective tax rate. We expect our unrecognized tax benefits to decrease by approximately $750,000 over the next 12 months for state tax positions related to prior years by expiration of the statute of limitations and audit settlements.

All federal income tax returns are closed for years before 2003. State tax returns that remain subject to examination range from 2001 to 2005.

The Company recognizes interest accrued on any unrecognized tax benefits in interest expense and penalties as a miscellaneous general and administrative expense. As of January 1, 2007, the Company has accrued interest in the amount of $297,000 associated with any unrecognized tax benefits. $61,000 of interest expense associated with unrecognized tax benefits was recognized during the first half of 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

PART I

Item 2.     Management's Discussion and Analysis of Financial Position and Results of Operations

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

As described in Note 6 to the financial statements, BNA will relocate its corporate headquarters and principal operations in 2007. When the relocation is complete, BNA will have lower real estate expenses.

Results of Operations
Twenty-four weeks 2007 compared to twenty-four weeks 2006

BNA’s consolidated revenues and profits were up in the first half of 2007 compared to the 2006 first half. The publishing and software segments reported higher revenues and operating profit; the printing segment had lower revenues and profit. Certain publishing and software segment revenues were deferred in 2006, favorably affecting the revenue and profit comparisons with the first half of 2007.

Consolidated revenues were up 6.1 percent to $156.5 million compared to 2006.  Consolidated operating expenses increased 2.6 percent.  The consolidated operating profit of $20.5 million was 37 percent higher than last year.  Net income for the first half was $13.4 million, a 43 percent increase from 2006 results. Earnings per share were $.45 for the first half versus $.31 in 2006.

Publishing segment revenues were up 5.8 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues were up 4.5 percent due to business growth and the deferred recognition of certain royalty revenues from online vendors in 2006 (During the first three quarters of 2006, certain license royalty revenues were recognized in very uneven patterns due to financial reporting rules for multi-year agreements when not all annual minimums were known at the outset of the agreements. The Company and its licensees amended the agreements, effective in the fourth quarter 2006, so that prospectively, the revenue accounting for royalties from these agreements reflects the underlying economics of the transactions).  BNA Books revenues, up 48 percent, benefited from more title releases in early 2007. Kennedy Information’s revenues were up 34 percent due to an increase in research report sales. The other publishing units were essentially even with 2006 results. Publishing operating expenses were up just 1.7 percent mostly due to higher outside services but lower employment costs.  The operating profit for the publishing segment increased 52 percent to $14.8 million.

Printing segment total revenues were down 2.0 percent compared to 2006.  Commercial sales were up 0.1 percent. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 8.2 percent. Operating expenses were up 3.4 percent, mainly reflecting higher selling costs.  The operating profit was $992,000 in 2007, compared to $2.0 million in 2006.

The software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) total revenues increased 16.2 percent compared to 2006 while expenses were up only 5.4 percent.  BNA Software revenues grew 37 percent from the 2006 first half, when no revenues were recognized for BNA Corporate Tax Planner software until the fourth quarter. Operating expenses were up 9.1 percent. BNA Software’s operating profit was $3.1 million in the first half of 2007 compared to $777,000 in the first half of 2006. STF total revenues declined 22 percent compared to 2006, mostly due to the loss of a forms license contract.  Operating expenses, reflecting cost efficiencies were down 9.4 percent, but STF recorded a 33 percent decrease in its operating profit.  The total software segment’s operating profit increased 47 percent to $4.7 million.

Investment income increased slightly, reflecting higher yields, offset by lower gains on sales of securities. Interest expense was lower due to lower loan balances. Other comprehensive income reflected an unrealized holding gain in 2007 compared to a loss in 2006.

Twelve weeks 2007 compared to twelve weeks 2006

For the second quarter only, consolidated revenues increased 4.2 percent. Publishing segment and software segment revenues were both up, 4.3 percent and 13.7 percent, respectively, while printing segment revenues were down slightly. Operating expenses were up 1.4 percent. The revenue and expense factors mentioned above affected second quarter comparisons. Operating profit was up 27 percent and net income was up 36 percent. Earnings per share for the quarter was $.24 in 2007 and $.17 in 2006.

Outlook. The revenue and profit increases reflected in the first half results are not indicative of full year results. Revenue and profit comparisons of 2007 compared to 2006 were improved by certain online and software revenue deferrals in 2006. These deferrals will also improve the third quarter comparisons, but will reverse in the fourth quarter. In addition, comparisons were boosted by particularly strong starts by BNA Books and Kennedy.

Except for the printing segment, the results to date are in line with our expectations, and we expect that full-year 2007 results will show higher revenues and higher profits, even after adjusting for the effects of the large expected 2007 gain on sale of the Company’s D.C. real estate, the one-time 2007 moving costs related to the move of operations from D.C. to Virginia, and the 2006 goodwill impairment expense.

Financial Position

Customer cash receipts were up 6.4 percent, operating expenditures increased 8.7 percent, and cash provided from operating activities decreased $1.9 million in the first half of 2007 to $15.5 million. Cash used for investing activities was $6.8 million. Capital expenditures and publishing assets acquired amounted to $4.2 million and net cash used for securities investments totaled $2.7 million. During the first half, receipts for sales of capital stock to employees totaled $3.7 million. Capital stock repurchases amounted to $13.9 million.

With nearly $133 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclodures about Market Risk

There have been no material changes in market risk since December 31, 2006.

Item 4.	Controls and Procedures

Management previously disclosed two material weaknesses in internal control over financial reporting existing as of December 31, 2006 in its annual report on Form 10-K; that the Company lacked adequate personnel with technical expertise to identify complex sales transactions that require an in-depth technical accounting analysis to ensure that revenues are accounted for in accordance with generally accepted accounting principles.; and that the Company lacked sufficient general controls over its computerized information systems to ensure the proper operation of those systems as it relates to the Company’s reporting process.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on its evaluation, and material weakness described above, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective.

There were no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that the Company is actively engaged in remediation efforts to address these material weaknesses.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from risk factors as previously disclosed in item 1A of Part I of the Company's 2006 Annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended June 16, 2007, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

March 25, 2007- April 21, 2007	333,210	$14.75

April 22, 2007- May 19, 2007	74,424	$14.75

May 20, 2007 – June 16, 2007	156,698	$14.75

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

See form 10-Q for the quarter ended March 24, 2007 for the results of the election of directors held at the annual meeting for stockholders on April 21, 2007.

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

The Bureau of National Affairs, Inc.
Registrant

07/31/07	s/Paul N. Wojcik
Date	Paul N. Wojcik
President and Chief Executive Officer

07/31/07	s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer