Form 10-Q
period 2007-09-08
BUREAU OF NATIONAL AFFAIRS INC
filed 2007-10-19
CIK 15393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 8, 2007	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540
(I.R.S. Employer Identification No.)

1801 South Bell St,	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 2007 was 12,092,374 Class A common shares, 17,470,451 Class B common shares, and 12,440 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 36-WEEKS ENDED SEPTEMBER 8, 2007 AND SEPTEMBER 9, 2006
(Unaudited)
(In thousands of dollars, except per share amounts)

	36 Weeks Ended
	Sept. 8, 2007	Sept. 9, 2006

OPERATING REVENUES	$237,886	$223,810

OPERATING EXPENSES:
Editorial, production, and distribution	124,006	122,584
Selling	39,705	38,790
General and administrative	42,345	39,409

TOTAL OPERATING EXPENSES	206,056	200,783

GAIN (LOSS) ON DISPOSITIONS	92,364	(1)

OPERATING PROFIT	124,194	23,026

INVESTMENT INCOME	3,597	3,395
INTEREST EXPENSE	(3,293)	(3,731)

INCOME BEFORE INCOME TAXES	124,498	22,690
PROVISION FOR INCOME TAXES	47,310	8,282

NET INCOME	77,188	14,408

OTHER COMPREHENSIVE INCOME	265	314

COMPREHENSIVE INCOME	$77,453	$14,722

EARNINGS PER SHARE	$2.60	$.48

WEIGHTED AVERAGE SHARES OUTSTANDING	29,657,820	30,133,368

    See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED SEPTEMBER 8, 2007 and SEPTEMBER 9, 2006
(Unaudited)
(In thousands of dollars, except per share amounts)

	12 Weeks Ended
	Sept. 8, 2007	Sept. 9, 2006

OPERATING REVENUES	$81,344	$76,257

OPERATING EXPENSES:
Editorial, production, and distribution	41,723	41,732
Selling	13,033	13,023
General and administrative	15,295	13,420

TOTAL OPERATING EXPENSES	70,051	68,175

GAIN (LOSS) ON DISPOSITIONS	92,364	(1)

OPERATING PROFIT	103,657	8,081

INVESTMENT INCOME	1,174	1,002
INTEREST EXPENSE	(1,183)	(1,244)

INCOME BEFORE INCOME TAXES	103,648	7,839
PROVISION FOR INCOME TAXES	39,867	2,835

NET INCOME	63,781	5,004

OTHER COMPREHENSIVE INCOME	202	993

COMPREHENSIVE INCOME	$63,983	$5,997

EARNINGS PER SHARE	$2.17	$.17

WEIGHTED AVERAGE SHARES OUTSTANDING	29,360,323	30,034,941

    See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 8, 2007 and DECEMBER 31, 2006

(In thousands of dollars)

	(Unaudited)
ASSETS	September 8, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$27,833	$24,001
Short-term investments	14,722	23,877
Receivables (net of allowance for doubtful accounts of
$1,879 in 2007 and $2,102 in 2006)	33,893	44,282
Inventories	4,255	3,699
Prepaid expenses	7,683	5,106
Deferred selling expenses	2,630	4,535
Deferred income taxes	2,880	1,984
Total current assets	93,896	107,484

MARKETABLE SECURITIES	104,821	94,063

PROPERTY AND EQUIPMENT:
Land	23,642	4,250
Building and improvements	95,929	52,162
Furniture, fixtures and equipment	60,131	48,507
	179,702	104,919
Less-Accumulated depreciation	52,895	79,083
Net property and equipment	126,807	25,836

DEFERRED INCOME TAXES	---	29,548

GOODWILL	61,790	61,790

INTANGIBLE AND OTHER AMORTIZABLE ASSETS, net	10,810	13,720

OTHER ASSETS	112	4,731
Total assets	$398,236	$337,172

     See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 8, 2007 and DECEMBER 31, 2006

(In thousands of dollars)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 8, 2007	December 31, 2006
CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	19,778	28,952
Dividends payable	5,323	---
Employee compensation and benefits payable	23,384	32,615
Income taxes payable	8,845	1,711
Deferred revenues	135,248	135,660
Total current liabilities	203,078	209,438

DEFERRED INCOME TAXES	2,923	---

LONG-TERM DEBT	41,500	44,500

POSTRETIREMENT BENEFITS, less current portion	83,787	77,279

OTHER LIABILITIES	1,388	1,360
Total liabilities	332,676	332,577

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock issued, $1.00 par value--
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	32,657	23,876
Retained earnings	189,900	123,431
Treasury stock, at cost - 27,865,734 shares
in 2007 and 27,011,236 in 2006	(215,584)	(201,034)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,788	1,492
Foreign currency translation adjustment	(272)	(241)
Minimum pension liability adjustment	(96)	(96)
Total stockholders' equity	65,560	4,595
Total liabilities and stockholders' equity	$398,236	$337,172

    See accompanying notes to condensed consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 36-WEEKS ENDED SEPTEMBER 8, 2007 and SEPTEMBER 9, 2006
(Unaudited)
(In thousands of dollars)

	36 Weeks Ended
	Sept. 8, 2007	Sept. 9, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,188	$14,408
Adjustments to reconcile net income to net
cash provided by operating activities--
Depreciation and amortization	6,227	6,035
Deferred income taxes	31,434	233
Gain on sales of securities	(80)	(245)
Gain on sale of buildings	(92,524)	---
Others	882	687
Changes in operating assets and liabilities--
Receivables	9,112	6,316
Deferred revenues	(412)	2,843
Payables and accrued liabilities	1,823	(1,290)
Postretirement benefits	(1,571)	(912)
Deferred selling expenses	1,905	873
Inventories	(556)	(1,385)
Other assets and liabilities--net	(1,974)	(259)

Net cash provided by operating activities	31,454	27,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of buildings	106,090	---
Purchase of building	(103,955)	---
Purchase of equipment and furnishings	(7,465)	(1,576)
Purchase of publishing assets	(155)	---
Capitalized software	(341)	(862)
Investment securities sales and maturities	61,477	39,446
Investment securities purchases	(64,822)	(41,477)

Net cash (used in) investing activities	(9,171)	(4,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	6,026	7,574
Purchases of treasury stock	(16,081)	(10,491)
Payment of long-term debt	(3,000)	---
Dividends paid	(5,396)	(5,174)

Net cash (used in) financing activities	(18,451)	(8,091)

NET INCREASE IN CASH AND CASH
EQUIVALENTS	3,832	14,744

CASH AND CASH EQUIVALENTS, beginning of period	24,001	9,056

CASH AND CASH EQUIVALENTS, end of period	$27,833	$23,800

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$3,287	$3,630
Income taxes paid	8,459	5,769

     See accompanying notes to condensed consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
September 8, 2007
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

NOTE 2:  Major Transaction
On August 8, 2007, the Company completed the simultaneous sale of its three Washington, D.C., headquarters buildings and land to affiliates of Vornado Realty Trust, Inc. (Vornado) for $111 million, and the purchase from Vornado, for $104 million, of a newly renovated building and land in Arlington, Virginia, that serves as its new headquarters. The property sales and purchase transactions were accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code. After closing and related costs, BNA received cash proceeds of $2.1 million.

A pre-tax gain of $92.5 million was recognized in the operations of the publishing segment on the transaction. After deferred taxes of $36.1 million, the net gain amounted to $56.4 million, or $1.90 per share.

NOTE 3:  Revenues & Deferred Revenues

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

Deferred revenues consist almost entirely of deferred subscription and software license and post-sale support revenues.

NOTE 4:  Inventories

Inventories consisted of the following (in thousands):
	September 8, 2007	December 31, 2006
Materials and supplies	$2,013	$1,969
Work in process	1,256	539
Finished goods	986	1,191

Totals	$4,255	$3,699

NOTE 5:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	September 8, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$25,968	$(18,619)	$25,627	$(16,995)
Customer Lists	7,151	(6,611)	6,996	(6,276)
Copyrights	9,145	(6,263)	9,145	(5,630)
Other	130	(91)	1,171	(318)

Total	$42,394	$(31,584)	$42,939	$(29,219)

Amortization expense for the above assets was $3,406,000 and $3,608,000, respectively, in the first three quarters of 2007 and 2006.

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

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		36 Weeks Ended
	09/08/07	09/09/06	09/08/07	09/09/06
Pension Benefits:
Service cost	$1,845	$1,884	$5,536	$5,649
Interest cost	2,596	2,401	7,788	7,203
Expected return on plan assets	(3,339)	(2,781)	(10,016)	(8,343)
Amortization of prior service cost
and net actuarial loss	88	466	263	1,398

Total	$1,190	$1,970	$3,571	$5,907

Other Postretirement Benefits:
Service cost	$1,309	$1,294	$3,926	$3,884
Interest cost	1,893	1,807	5,679	5,420
Expected return on plan assets	(520)	(491)	(1,560)	(1,474)
Amortization of prior service cost
and net actuarial loss	473	597	1,420	1,790

Total	$3,155	$3,207	$9,465	$9,620

Pension plan contributions were $14 million in 2006 and are expected to be $14 million in 2007. Plan contributions amounted to $12 million for the first three quarters of 2007 and $14 million for the first three quarters of 2006.

NOTE 7:  Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
September 8, 2007
Publishing (a)	$67,456	$	---	$67,456	$101,554
Printing	10,378		2,337	8,041	520
Software	6,398		551	5,847	1,583

Total	$84,232		$2,888	$81,344	$103,657

September 9, 2006
Publishing	$61,898	$	---	$61,898	$6,193
Printing	11,723		2,551	9,172	959
Software	5,581		394	5,187	929

Total	$79,202		$2,945	$76,257	$8,081

36 Weeks Ended:
September 8, 2007
Publishing (a)	$195,713	$	---	$195,713	$116,388
Printing	29,896		6,862	23,034	1,512
Software	20,815		1,676	19,139	6,294

Total	$246,424		$8,538	$237,886	$124,194

September 9, 2006
Publishing	$183,162	$	---	$183,162	$15,955
Printing	31,636		7,480	24,156	2,947
Software	17,989		1,497	16,492	4,124

Total	$232,787		$8,977	$223,810	$23,026

(a)  Operating profit includes $92,524 gain on sale of headquarters.

NOTE 8:  Stockholders' Equity

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends. Dividends  of  $.18 per share were declared in March and September of 2007, and $.17 per share were declared in March and September of 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (FAS 123R). The Company determined that the sale of its shares to employees under the Plans did not meet the criteria established under FAS 123R to be considered noncompensatory, and that certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period. In the first quarter of 2007, the Company changed the Plans so that the sales of its shares to employees meet the criteria to be considered noncompensatory, and these shares are not required to be classified as liabilities. Compensation expense, related to compensatory shares sold during 2006, was $258,000 and $316,000, respectively, in the first three quarters of 2007 and 2006.

Treasury stock as of September 8, 2007 and December 31, 2006, respectively, consisted of: Class A, 18,188,527 and 17,135,345 shares; Class B, 7,157,967 and 7,356,651 shares; and Class C, 2,519,240 and 2,519,240 shares.  As of September 8, 2007, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $17 million as of September 8, 2007, is known or expected to be tendered during the next twelve months.  The actual amount will likely be higher.

NOTE 9:  Commitments and Contingencies, and Related-Party Transactions

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $4,185,000 and $3,928,000 in the first three quarters of 2007 and 2006 respectively.

NOTE 10:  Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007. There was no effect on the financial statements as a result of implementing FIN 48. As of the adoption date, the amount of unrecognized tax benefits was $1.7 million, of which $1.1 million would reduce the effective tax rate. At the end of the third quarter 2007, the amount of unrecognized tax benefits was $2.0 million, of which $1.3 million would reduce the effective tax rate. We expect our unrecognized tax benefits to decrease by approximately $1.3 million over the next 12 months for state tax positions related to prior years by expiration of the statute of limitations and audit settlements.

All federal income tax returns are closed for years before 2003. State tax returns that remain subject to examination range from 2001 to 2005.

The Company recognizes interest accrued on any unrecognized tax benefits in interest expense and penalties as a miscellaneous general and administrative expense. As of January 1, 2007, the Company has accrued interest in the amount of $297,000 associated with any unrecognized tax benefits. $316,000 of interest expense associated with unrecognized tax benefits was recognized during the first three quarters of 2007.

PART I

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

BNA operates in three business segments-publishing, printing, and software. The publishing segment, which generated 81 percent of consolidated 2006 revenues, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other non-profit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and motivated employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes in legal, regulatory, tax, and business practices and trends.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related its major publishing activities.

One initiative has been the development of a next-generation Web platform for BNA's electronic information products and the migration of products to it. In 2001, BNA released its first product hosted on BNA's Web Delivery System (BWD), an internally developed Web platform. The functionality of BWD continued to be developed over the next several years, and migration of products to the new platform during this period was careful and deliberate. With BWD development essentially completed by late 2005 and with electronic products at over 65 percent of BNA's legal and regulatory subscription base, a decision was made to add substantial resources to the migration effort with the aim of completion by mid-2008. This migration investment will increase expenses in the interim.

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

Results of Operations
Thirty-six weeks 2007 compared to thirty-six weeks 2006

BNA’s consolidated revenues and profits continued to show improvement in the first three quarters of 2007 compared to 2006, reflecting better results for the publishing and software segments, but lower revenues and profit for the printing segment. Consolidated revenues increased 6.3 percent to $238 million compared to 2006 and consolidated operating expenses were up just 2.6 percent.  Year-to-year operating comparisons were favorably affected by the deferral of certain publishing and software segment revenues in 2006 and a gain on the sale of the headquarters buildings.

As described in Note 2 above, on August 8, 2007, BNA completed its previously announced Section 1031 tax-deferred “like kind” exchange to simultaneously sell its three Washington, D.C. headquarters buildings and land and acquire a new headquarters building and land in Arlington, VA. Net of closing and related costs, BNA received proceeds of $106 million and paid $104 million for the building it acquired. A $92.5 million pre-tax gain was recognized, all but $2.1 million of which was tax deferred.  The after-tax gain was $56.4 million.

Net income for the first three quarters was $77.2 million compared to $14.4 million in 2006. Earnings per share were $2.60 for the first three quarters versus $.48 in 2006. Exclusive of the gain on the sale of the buildings, the consolidated operating profit of $31.8 million was 38 percent higher than last year, net income was $20.8 million and earnings per share were $.70.

Publishing segment revenues were up 6.9 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues were up 5.7 percent due to business growth and a $3.7 million increase in certain royalty revenues from online vendors. (During the first three quarters of 2006, certain license royalty revenues were deferred due to financial reporting rules for multi-year agreements. The Company and its licensees amended the agreements, effective in the fourth quarter 2006, so that prospectively, the revenue accounting for royalties from these agreements reflects the underlying economics of the transactions, and the deferred revenues were recognized in the fourth quarter). BNA Books revenues, up $2.9 million, or 59 percent, benefited from more title releases compared to 2006. Kennedy Information’s revenues were up 22 percent due to an increase in research report sales. The other publishing units' revenues were down slightly from 2006 results. Publishing operating expenses were up just 2.7 percent mostly due to higher outside services and moving costs, but lower employment costs.  Exclusive of the gain on the building sales, the operating profit for the publishing segment increased 51 percent to $24 million.

Printing segment total revenues were down 5.5 percent compared to 2006.  Commercial sales were down 4.6 percent. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 8.3 percent. Operating expenses were down 1.1 percent, reflecting lower production costs.  The operating profit was $1.5 million in 2007, compared to $2.9 million in 2006.

The software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) total revenues increased 15.7 percent compared to 2006 while expenses were up only 4.7 percent.  BNA Software revenues increased 36 percent or $4.3 million (including $3.7 million from BNA Corporate Tax Planner) from the first three quarters of 2006. No revenues were recognized for BNA Corporate Tax Planner software until the fourth quarter of 2006 due to a specified upgrade. Operating expenses were up 7.2 percent. BNA Software’s operating profit was $4.4 million in 2007 compared to $908,000 in the same period of 2006. STF total revenues declined 25 percent compared to 2006, mostly due to the loss of a forms license contract.  Operating expenses, reflecting cost efficiencies were down 5.6 percent, but STF recorded a 42 percent decrease in its operating profit.  The total software segment’s operating profit increased 53 percent to $6.3 million.

Investment income increased slightly, reflecting higher yields, offset by lower gains on sales of securities. Interest expense was lower due to lower term debt balances. Other comprehensive income reflected a smaller unrealized holding gain in 2007.

Twelve weeks 2007 compared to twelve weeks 2006

For the third quarter only, consolidated revenues increased 6.7 percent. Publishing segment and software segment revenues were both up, 9.0 percent and 14.6 percent, respectively, while printing segment revenues were down 11.5 percent. Operating expenses were up 2.8 percent. The revenue and expense factors mentioned above, and particularly strong sales for BNA Books affected third quarter comparisons. Net income, including the gain on the sale of the buildings, was $63.8 million, compared to $5.0 million in 2006, and earnings per share for the quarter were $2.17 in 2007 and $.17 in 2006. Not including the gain, Operating profit was up 40 percent, net income was $7.3 million, and earnings per share were $.25.

Outlook. The revenue and profit increases reflected in the first three quarters results are not indicative of full year results. Revenue and profit comparisons of 2007 compared to 2006 were improved by certain online and software revenue deferrals in 2006 that will reverse in the fourth quarter of 2007. In addition, comparisons were boosted by particularly strong starts by BNA Books and Kennedy.

Except for the printing segment, the results to date are in line with our expectations, and we expect that full-year 2007 results will show higher revenues and higher profits, even after adjusting for the effects of the large 2007 gain on sale of the Company’s D.C. real estate, the one-time 2007 moving costs related to the move of operations from D.C. to Virginia, and the 2006 goodwill impairment expense.

Financial Position

Customer cash receipts were up 6.0 percent, operating expenditures increased 4.8 percent, and cash provided from operating activities increased 15.2 percent in the first three quarters of 2007 to $31.5 million. Cash used for investing activities was $9.2 million. Net proceeds from the buildings exchange was $2.1 million, capital expenditures amounted to $8.0 million and net cash used for securities investments totaled $3.3 million. Cash used for financing activities netted to $18.5 million. Capital stock repurchases were $16.1 million and the Company paid cash dividends of $5.4 million. Debt principal repayments amounted to $3.0 million, and receipts for sales of capital stock to employees totaled $6.0 million.

With over $147 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclodures about Market Risk

There have been no material changes in market risk since December 31, 2006.

Item 4.	Controls and Procedures

Management previously disclosed two material weaknesses in internal control over financial reporting existing as of December 31, 2006 in its annual report on Form 10-K; that the Company lacked adequate personnel with technical expertise to identify complex sales transactions that require an in-depth technical accounting analysis to ensure that revenues are accounted for in accordance with generally accepted accounting principles; and that the Company lacked sufficient general controls over its computerized information systems to ensure the proper operation of those systems as it relates to the Company’s reporting process.

Late in the second quarter, the Company added personnel to address the first material weakness in internal control identified above. Specifically, a revenue accounting manager was hired by the accounting group to identify, review, and analyze complex sales transactions for proper recording of revenues, and to establish procedures necessary to maintain oversight.  The Company continues to be actively engaged in remediation efforts to address the material weakness in general controls over its computerized information systems.  Furthermore, Grant Thornton has been engaged by the Company to facilitate compliance with the various requirements of Sarbanes-Oxley including the design, testing and remediation of various policies and procedures.  The sufficiency of remediation efforts undertaken in relation to the aforementioned material weaknesses will be determinable by year-end.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on the two material weaknesses described above, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in item 1A of Part I of the Company's 2006 Annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended September 8, 2007, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

June 17, 2007- July 14, 2007	74,612	$14.75

July 15, 2007- August 11, 2007	52,110	$14.75

August 12, 2007 – September 8, 2007	19,739	$14.75

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 8, 2007.

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bureau of National Affairs, Inc.
Registrant

10/19/07	s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

10/19/07	s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Chief Financial Officer