Form 10-K
period 2007-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2008-03-27
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act   (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 16, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the Company’s common stock was not listed on any exchange or over-the-counter market. The number of shares outstanding of each of the registrant's classes of common stock, as of February 23, 2008 was 11,804,939 Class A common shares, 16,845,171 Class B common shares, and 12,440 Class C common shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about  March 27, 2008, are incorporated by reference into Part III of this Form 10-K.

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

The Company delivers its electronic products via the Web, Lotus Notes, and through online services such as LexisNexis and Westlaw.

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

The Company’s financial reporting is based on thirteen four-week periods. Operating results are not overly influenced by seasonality, but quarterly results are typically much stronger in the fourth quarter because three periods are in each of the first three fiscal quarters and four periods are in the fourth fiscal quarter.

The number of employees of BNA and its subsidiary companies was 1,719 on December 31, 2007.  Approximately 990 of our employees are subject to collective bargaining agreements. We believe our relations with our employees are good. As of December 31, 2007, there is a collective bargaining agreement in place at the Parent that expires in 2010. Two collective bargaining agreements at McArdle will expire early in 2008. Contract negotiations are ongoing and no interruption of our business is expected.

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

Review of Operations

The balance sheet remains strong.  Equity increased to $33.4 million from $1.8 million, and term debt was reduced by $10.5 million to $44.5 million.  At year-end, cash and marketable securities stood at $132.0 million, down $10.0 million from 2006. This resulted from stock buy-backs of $30.0 million versus $14.0 million in 2006, as several large estate transactions took place.

Publishing revenues, which account for 82 percent of BNA’s consolidated total, were up 3.7 percent to $289.5 million.   Kennedy Information services saw revenues rise 27 percent year-over-year due to strong conference performance and increased research report sales.

Printing and Software saw modest revenue declines in 2007.  McArdle, after three years of strong sales growth, was down 5.8 percent due to pricing pressures from increased competition and shorter press runs.

Software segment sales to external customers were down 2.7 percent in 2007.  STF lost a forms production contract with a tax publisher that contributed to a revenue decline of 28 percent for that unit.

Sale of the Buildings
On August 8, 2007, BNA completed the Section 1031 tax-deferred “like kind” exchange involving the simultaneous sale of the three Washington, D.C., headquarters buildings and purchase of the new headquarters building in Arlington, Virginia.  Net of closing and related costs, BNA received proceeds from the sale of $106.1 million and paid $104.0 million for the acquired building.  $92.5 million was recognized as a pre-tax gain, all but $2.1 million of which was tax-deferred.  The after-tax gain was $56.4 million, or $1.92 per share.

Accounting Changes
In 2007, BNA elected to change the manner in which it accounts for sales commissions.  Previously, the company deferred commission expense and amortized that cost over the life of that subscription.  BNA is now accounting for all commissions as expenses when incurred.  The net effect of this change on our financial statements in 2007 was an increase in net income of $353,000, or $0.01 per share.

Please refer to Note16 to the financial statements for a more detailed explanation.

Also in 2007, BNA adopted FAS 158, which required the Company to fully reflect the funded status of its postretirement benefit plans.  Please refer to Note 4 for more detailed information.

Descriptions of the parent and subsidiary companies’ operations follow.

Publishing segment
Parent Company
New product launches and product extensions – buttressed by higher subscription renewals – helped the parent company deliver another year of record revenues and profits in 2007.

Top-line growth in parent company business units was achieved through the introduction of several new products servicing the legal, health care, human resources, and environment, health and safety markets.  This revenue growth, combined with focused cost containment and productivity efforts, ensured strong profits for the company.

The Legal & Business Publishing Unit spent the year focused on product development, including the continued migration of its products to the new Web platform, BWD. The Intellectual Property Library completed its first full year on BWD in 2007, which led to substantially higher new sales over the previous year.  Media Law Reporter on the Web and Corporate Compliance Library moved to BWD in early 2007. With that move, the migration of the unit’s major reference files to the company’s new Web platform was completed.

For much of the rest of the year, the unit worked on preparing its notification products for launch on BWD in mid-2008, and its portfolio products soon after that. Looking ahead, the unit began work on adding several BNA Books treatises to BWD. The first addition will be a treatise on international labor and employment laws to the Labor and Employment Law Library.

Two new health care services were launched in the first quarter of 2007. Life Sciences Law & Industry Report covers cutting-edge medical developments and Medical Devices Law & Industry Report broadens the division’s product line in an area that is forecast to see tremendous growth in the years ahead. And, in response to growing attention to immigration issues, the unit launched Workplace Immigration Law in the fall.

The decision to transfer Pike & Fischer’s Digital Discovery & e-Evidence service to the parent company proved to be a good one. In its first full year of sales, its subscription file value more than doubled. The product will be re-launched on a new platform in early 2008, a move that should add to the product’s growth.

Well aware of subscribers’ ever growing demand to stay as current as possible, the unit began offering twice-daily electronic updates to Daily Tax Report. It also began sending daily updates to weekly subscribers of Patent, Trademark & Copyright Journal. Plans are underway to offer more frequent updates to most of the unit’s weekly notification services.

The unit continued to build its successful new conference business in 2007.  Responding to law firms’ heightened interest in the business of law, the conference division, BNA Legal & Business EDge, held three meetings on law firm profitability and one on leadership issues for law firm executive directors and CFOs. Those meetings integrated well with a “business of law” portfolio series currently under development. E-discovery continues to be on the top of attorneys’ minds; BNA held three successful conferences on the subject in 2007. And, a conference on the new lobbying law was the most well- attended meeting of the year. The unit also conducted conferences on patent litigation, pensions, and ERISA litigation, and produced 20 successful audio conferences.

For the HR & Payroll Publishing Unit, the highlight of 2007 was the success of HR Decision Support Network.  A membership-based subscription service featuring customized research powered by a team of “on call” experts to answer customers’ unique questions, HR Decision Support Network was the unit’s top selling product of the year.

Given this favorable acceptance by the market, the unit launched two new products at the end of 2007 employing the same business model.  The first was Payroll Decision Support Network, which targets high-level payroll executives and seeks to capitalize on its excellent reputation with this audience.  The second was California HR Decision Support Network, which highlights the unit’s California-related content.  With the rest of the nation often following California’s lead on human resources legislation and administration, there also has been significant interest in this product from companies without an existing California presence.

In support of these products, the HR & Payroll Publishing Unit has more than doubled its Webinar program, now offering more than 50 live events annually.  As a free value-add to attendees, continuing education credits for both human resources and payroll professionals are offered, with the unit having received accreditation from the top certifying entities in the respective fields in 2007.

The Environment, Health & Safety (EHS) Publishing Unit in 2007 continued its tradition of breaking new ground by starting work on an exciting new Web product, by furthering its efforts to solidify relations with existing publishing partners and to secure new relationships that will expand BNA’s reach, and by growing its custom publication offerings.

In the first half of 2007, work began on climate.bna.com and World Climate Change Report, the first of what is hoped to be a new generation of BNA products. The new service, readied for an early 2008 launch, brings together the extensive resources of the free Web and the incisive and authoritative reporting of BNA editors and reporters. In addition, the site is multimedia, containing videos of hearings and other important events, as well as podcasts. The public has access to the free portions, while only subscribers can access the proprietary World Climate Change Report.

Another new product, BNA Auditor, launched in mid-2007, is rapidly finding a receptive audience.  The product, a Web-based tool to help facility managers audit their sites for compliance with environmental, health and safety, and transportation requirements, meets the needs of corporations across a wide spectrum of size and type – from manufacturing companies with one location to the world’s largest retailers with thousands of locations.

Three of the unit’s newer services proved themselves in 2007 to be steady and reliable products, with dedicated subscribers willing to renew and increase their contracts. BNA Trainer, an online environment, health and safety training solution for employers, experienced strong renewals, as did the unit’s Global EHS Library. Similarly, subscribers to MSDSOnline are renewing their contracts, with many significantly increasing them.

Custom publications also provided the EHS unit with valuable opportunities to meet customers’ specialized needs and increase its presence among the highest echelon of U.S. corporations. In 2007, BNA’s custom offerings for a major global food company nearly doubled with the addition of domestic content to the extensive international offerings already provided. The domestic content includes a customized view of the Environment and Safety Library; a weekly filtered news feed with content from several BNA publications; a monthly analysis of environmental issues; and a quarterly analysis of health and safety issues.

The unit developed a custom site for a global retailer in 2007, providing a weekly, filtered news feed.  A sophisticated and comprehensive compliance calendar for the company is being developed. The compliance calendar has the potential to be the cornerstone of future custom offerings with other leading corporate giants.

The trend toward populating Environmental Management Information Systems (EMIS) with proprietary content continued in 2007. BNA solidified its existing relationships with a growing number of leading EMIS providers. Additional partnerships are expected to be announced in 2008.

The publishing unit also built on its successes in providing audio conferences for the EHS market, with eight events that attracted more than 350 registering organizations and more than 600 listeners.

BNA Books
New titles, new editions, and regular supplements to established titles reinforced BNA Books’ position as one of the most respected treatise publishers in our industry.  The division finished 2007 on a very high note, with impressive revenue and profit growth.

Among a record 63 titles published, the highlights of 2007 were the long awaited Fourth Edition of Employment Discrimination Law;  Reductions in Force in Employment Law; Harmon on Patents: Black-letter Law and Commentary;  Pharmaceutical Research & Marketing Law;  IP Software & Information Licensing Law; and the new Ninth Edition of Supreme Court Practice—considered the indispensable treatise for the Supreme Court practitioner. Other titles contributing to Books’ success were new editions of Tortious Interference in the Employment Context: A State-by-State Survey; ERISA:  The Law and the Code; Patent, Trademark, and Copyright Laws; Patent Prosecution:  Law, Practice, and Procedure; and Patents and the Federal Circuit.  Most of the existing main volumes were updated with new cumulative supplements.

The division will continue to build on its relationship with the American Bar Association and will extend its reach into the labor, intellectual property, and health law sections of that organization. A partnership with the ABA Web store group now makes all the division’s titles available for sale on the ABA’s official Web site; initial sales are very promising. The unit is also working with Amazon to make its titles more available to their vast audience.

In the coming year, the division will focus on a relaunch of its Web site, and will continue to work with the Legal & Business Publishing Unit to add more treatises to the reference products.  The division will also serve as the launching ground for each of the portfolio series that are in development in the legal business unit.

BNA Books continues to be the legal treatise publisher of choice by the country’s most distinguished authors, and the legal community continues to respect the quality and comprehensive scope of our publications.

Tax Management Inc.
Tax Management Inc., comprising the Tax Management Services and BNA Software business units, hit new highs for revenues and profits in 2007, with information services and software products both turning in strong performances.

Tax Management Services
2007 was a solid year for TM subscription services, with both revenues and profits hitting record levels.  The well-established Tax Management brand enjoyed continued success.  The already loyal customer base renewed at successively higher rates in each of the past few years and 2007 continued that trend.  As a result, 2007 revenue growth was the strongest it has been since 2001.  And, due to careful cost control, the profit margin was the strongest it has been in over a decade.

However, 2007 was not simply business as usual.  In the third quarter, Tax Management Services migrated to a new Web site, the BNA Tax & Accounting Center.  The new platform provides a single, powerful portal for subscribers to access all of BNA’s tax and accounting offerings, including the Tax Management Portfolios, BNA’s Daily Tax Report, and BNAI’s Tax Planning International products.  It also offers enhanced features and functionality for users, including the ability to link directly from Portfolio analysis to related news and commentary.

Along with the introduction of the new Web site was the rollout of new, simplified pricing for Tax Management products.  The pricing reform makes it easier for sales representatives and business support units to understand and administer TM pricing.  It also provides new flexibility for our sales professionals to structure packages and bundles that best meet customer needs while maximizing sales dollars.

Sales on third-party Web platforms continued to be a key factor in growing the TM business in 2007.  In addition to long-standing relationships with Lexis and Westlaw, the newer relationships with CCH’s Tax Research NetWork™, LexisNexis® Tax Center, and RIA’s Checkpoint® platform continued to generate strong sales.  Tax Management also expanded strategic partnerships in 2007 by collaborating on new product offerings with CCH, RIA, and IBFD, each of which will be generating licensing revenues in the coming year.

BNA International Inc. (BNAI)
New products and the efforts of an expanded sales team fueled BNAI’s financial performance in 2007, resulting in double digit revenue and profit growth.

Sales of both BNAI and BNA services were at their highest level in five years as the sales team improved its effectiveness in established markets and was able to more fully exploit the potential of the Asia-Pacific region.

A series of special reports, launched in 2006, was expanded in 2007 and, together with the launch of a new books publishing initiative, resulted in a doubling of revenues from non-subscription products.  At the same time, inclusion of the reports and other enhancements to our library of international tax information generated a substantial increase in subscription revenues from site licenses.

Work began on a new tax treaty reference service for the international tax market, which will be launched on the BNA Web platform, BWD, in the last quarter of 2008. All of BNAI’s services will migrate to this platform during 2008.  This will allow them to be fully integrated into BNA’s tax offerings and should result in increased penetration in the U.S. market.

In 2008, BNAI will expand its product line by offering training and conferences for tax professionals, as well as by creating content in non-tax areas, such as data protection.

In 2007, BNAI began to reap the rewards of new publishing models in the tax market, and it will expand those models to its other markets, thereby providing a solid platform for future profitable growth.

Institute of Management and Administration, Inc. (IOMA)
IOMA had another good year in 2007, as it continued its transformation from a newsletter business to a multi-platform information company.  Sales of research reports once again grew substantially, while subscription revenues, reversing a long trend, grew.  Operating profit again exceeded $1 million.

The direct marketing initiatives undertaken in 2006 have continued to perform well, and site license sales have continued to grow substantially. These sales success stories are the most significant force behind reinvigorated newsletter subscription performance.

Growth in both new and old product lines, along with tight cost controls, enabled IOMA to achieve its operating profit goal. While strategic initiatives like increased investments in marketing and the development of new research reports have contributed to IOMA’s continued success, overall revenue growth continues to be a challenge.  Year to year revenue comparisons were negatively affected by two factors.  At the start of 2007, IOMA transferred a profitable and rapidly growing product to the Parent company, which was better positioned to exploit its success.  And, 2007 marked the end of a cycle of unusual peak in royalty revenues received from the Copyright Clearance Center.

To improve revenue growth, IOMA reorganized its management and operational structure, moving from a functional structure to one built around business units. The company believes that this type of structure, which has resulted in rapid growth at Kennedy Information, will improve the performance in lagging areas by creating closer collaboration in the development of products and services for each market.  To improve profitability, IOMA will continue to focus on cost reduction. Sharing services with other subsidiaries and streamlining back-office operations will be the principal drivers of cost reduction in 2008.

Kennedy Information, Inc.
Kennedy’s strategy of creating very high-value content and delivering it through research reports, advisory services, and live events to its core client bases in consulting, recruiting, and investor relations led to strong year-over-year revenue growth of 27 percent in 2007.

By focusing on longer-term relationships and annual contracts, research revenues per transaction increased.  With more research in the marketplace, custom research and advisory work also increased significantly.

The number of Kennedy conferences doubled in 2007 and, thanks to strong marketing and sales efforts, revenues grew by 43 percent.  This expanding base of successful live events increased revenues and profits as well as strengthened Kennedy’s brand in key markets.  At the first annual Women Leaders in Consulting dinner sponsored by Consulting magazine, lifetime achievement award winner Orit Gadiesh, Chairman of Bain and Company, noted that the magazine “is the only publication that truly understands what we do.”

In 2007, Kennedy acquired the Career Management Alliance, the premier job coaching and resume writers’ business organization, profitably adding its annual meeting and membership revenues to Kennedy’s recruiting and job-seeker products and services.

Kennedy’s Investor Relations Networks in the U.S. and Europe continued to establish themselves among the top IR Officers as the premier membership opportunity for proprietary research and peer interaction.  Despite substantial competition in this space, revenues have grown by 30 percent over the last two years.

By serving the information needs of its clients with unsurpassed quality and depth, Kennedy Information should continue to generate strong revenue and profit growth in 2008.

BNA Washington Inc. (BNAW)
When BNAW began to explore headquarters location options in 2003, it was clear that any scenario that would entail leaving the company’s longtime location in Washington’s West End would have to: achieve considerable operational and financial advantages over the long term; provide employees better access to public transportation; and be situated in a vibrant neighborhood with services and amenities.  When it became apparent that one unique scenario less than five miles away could achieve all those objectives, a deal was crafted that – four years later – resulted in the company’s move to new headquarters in Arlington, Virginia.

In 2007, the sale of the company’s downtown buildings and the purchase of BNA’s new home, at 1801 S. Bell Street in Crystal City, were completed. Over a period of 15 months, the building’s interior – as well as the infrastructure and all major systems – had been renovated to suit BNA’s present requirements, while incorporating as much flexibility as possible to accommodate constantly evolving business needs. With two floors leased to outside tenants until 2011, future growth space is available if needed.  In the meantime, the leases provide a steady income stream.

With new, environmentally friendly HVAC and lighting systems, a flexible, functional conference center, a large employee lounge with outdoor terrace, locker rooms with showers, comfortable new furnishings, and with direct underground access to Metro, BNA’s new headquarters opened for business in August 2007.  After more than a year of relocation planning, the move was executed on time, with no disruption to operations, publishing, or customers.

The successes of both the new building and the relocation were achieved during a year when BNAW also was responsible for operating five other facilities and managing the disposition of the downtown buildings and their contents. BNAW is proud to have played a key role in this complex and detailed chapter in BNA’s history, and looks toward the future with both relief and optimism.

Printing segment
The McArdle Printing Company, Inc
The year 2007 was a challenging one for The McArdle Printing Company.  After three straight years of double-digit revenue growth, declining intercompany business and tough competition for commercial printing sales resulted in declining revenues and profit in 2007.

With new equipment, increased capacity, and new capabilities, McArdle has been repositioning itself to grow beyond printing to become a versatile custom solutions provider.  That strategy is meeting with some success as McArdle acquired 136 new customers in 2007, generating over $3 million in new sales.  A new 10-color press, digital print services and asset management, and a new digital “storefront” that enables customers to order print jobs online, combined to put McArdle in the forefront of printing technology.

BNA’s printing needs are expected to continue to decline as more BNA content is delivered in digital formats.  Facing that reality, McArdle’s ability to offer both long-time clients and new customers an expanded number of options to fulfill their needs is crucial to future success.  McArdle is well positioned to do just that, and to continue its recent record of providing the corporation with good growth and strong profits, while servicing all of BNA’s demanding printing needs.

Software segment
BNA Software
BNA Software had another good year with revenues increasing by 3.9 percent paced by the strong performance of BNA Fixed Asset Web,BNA Income Tax Planner, and BNA Estate Planner.  Revenues from large professional CPA firms and the large corporations contributed significantly to that growth.

That growth was profitable, as BNAS achieved double-digit operating profit growth for the third consecutive year.  Higher sales from lower cost sales channels, including the BNAS direct sales and business development groups, and the continued expansion of lower cost Web marketing methods, contributed to improved efficiency.  Overall operating expenses remained steady due to savings in editorial costs and efficiencies resulting from synergies with BNA’s other software business, STF Services.

BNAS also significantly restructured its organization in 2007, making a number of changes designed to improve operations, strengthen ties to its outside authors, and better exploit cost and strategy synergies across the two units of BNA’s Software segment, BNA Software and STF Services Corporation.

In 2008, management will focus on growing its direct sales channels, pursuing new alliances and partnerships, and identifying new revenue sources for business growth, in addition to implementing key initiatives to manage costs through the effective use of best practices and its partnership with STF.

STF Services Corporation
The loss of one of STF’s major licensees, CCH, in 2006 had a significant impact upon the revenues and operating profit for STF in 2007.  With this significant decline in revenues, STF focused hard on lowering its costs.  The implementation of new processes resulted in a marked decline in distribution expense, while the expanded use of Internet-based marketing contributed to reduced selling costs.  While this was not sufficient to cover the revenue loss, it did ensure that STF remained one of the most profitable parts of the Company.

Excluding the loss of the CCH contract, STF had a very positive year in terms of licensee business.  STF was able to increase current and future revenues through the negotiation of new licensee contracts which incorporated automatic annual royalty adjustments.  Additionally, STF worked with Lacerte, a division of Intuit, to upgrade their current contract.

Sales directly to retail users increased in 2007, and represented 44 percent of the total revenues for STF last year.  STF’s ability to effectively expand revenues from licensees while protecting its base of retail business will be critical to its continued growth.

Also important to STF’s future growth will be its ability to continue to leverage its increasingly close relationship with the other part of BNA’s Software segment, BNA Software.  During 2007, the two business units realized a number of cost and strategic synergies, leveraging resources across the organizations in ways that improved the performance and potential of both.  Those efforts will continue in 2008.

As it has since it was acquired in 2001, STF continued to provide one of the highest operating margins among the BNA companies in 2007, and will focus its efforts in 2008 on continuing that successful record.

Item 1A.    Risk Factors
There are a wide range of risks and uncertainties that could adversely affect the Company’s businesses and its overall financial performance. In addition to other disclosures included in this Annual Report on Form 10-K, the Company believes the more significant of such risks and uncertainties include the following:

Negative Economic Conditions
A recession or severe slow-down in the U.S. economic growth would affect all of the Company’s businesses to some degree as customers and prospective customers reduced their spending levels. Large law firms may be expecting lower revenues, and that could impact their willingness to add new expenditures or renew spending at increased levels. Consolidation trends among law firms could result in fewer large law firm customers which could negatively impact revenue. Printing businesses have in the past been particularly sensitive to economic slowdowns, as competition to use capacity drives pricing power down. Advertising-based businesses, such as Kennedy Information, Inc. and IOMA, could be negatively impacted by reduced business spending.

Competition
Nearly all of the Company’s businesses have significant competition in the markets they serve. The Company’s competitors could introduce new products and services that would adversely affect the relative utility of the Company’s products and services. In addition, competitors could take pricing actions that would adversely affect the relative value prospect of the Company’s products and services. Continued consolidation in our industry exacerbates our scale issues. In addition, as these large competitors gain additional capabilities through mergers, this could impact us in the marketplace or affect our value to our competitors as business partners.

Technological Changes
Advances in information technology affect the Company in both positive and negative ways. With competitors that are much larger and more diverse companies, the Company can be disadvantaged due to differences in the relative size and leverageability of the Company’s technology investments. The Company continues to invest heavily in upgrading its electronic distribution systems and its information databases. There is no assurance that these investments can be made quickly enough so that product offerings do not become obsolete relative to that of competitors who are also upgrading their product offerings.

Limitations on our ability to protect our digital content may lead to customers having greater access to our content than warranted by their subscription terms.

In addition, the relatively low barriers to entry inherent in an internet environment have spawned non-traditional competition. These include governmental organizations providing information on their websites, and small new competitors providing basic information, either of which certain sectors of the Company’s markets may consider to be good-enough information.

Legal and Regulatory Changes
The value of the Company’s publishing and software products depend on the existence of, and changes in, certain legal and regulatory requirements for which the Company’s customers must be informed. If the pace of change slowed a significant degree, that could lessen the perceived need for the Company’s products. Additionally, if certain requirements were significantly reduced, such as the elimination of estates and gift taxes or the adoption of a federal flat tax, the perceived value of the Company’s products could be substantially reduced

Distribution Arrangements
The Company licenses some of its information databases to certain online vendors. While the collective royalty revenues from these licenses are not significant, their contribution to profit is. If all or most of these licenses were discontinued, profits would be adversely affected.

Employment Costs
Employment costs are the majority of the Company’s costs. The Company employs highly skilled people to achieve the high quality for which its product and service are known. The Company provides competitive compensation and benefits to attract and retain its employees. If general employment conditions tighten, the Company could have difficulty in filling critical positions, or its employment costs could grow at a faster rate than revenue growth thereby compressing profit margins.  In addition, the Company is employee-owned and has experienced low turnover in recent years, with the result that a significant number of employees are close to retirement age.

Outside Authors
The Company utilizes outside authors to provide content for certain publishing products and to provide updated programs for certain software products. Delays or failures to deliver content and/or programs would negatively affect revenues.

Item1B.    Unresolved Staff Comments

None.

Item 2        Properties
Publishing segment operations’ facilities consist of the following: as of December 31, 2007, BNA Washington Inc., a wholly owned subsidiary, owns and manages two buildings used by BNA and Tax Management Inc., an 11 story (277,000 square foot) publishing headquarters building, two floors of which is leased to a tenant, and a 110,000 square foot subscriber relations facility. In addition, facilities totaling approximately 64,000 square feet are leased for the operations of BNA International, IOMA, Pike and Fischer (a division of IOMA), and Kennedy Information, Inc. The Company leases facilities totaling approximately 33,000 square feet for its software segment operations, and owns the 133,000 square foot office and plant facilities for its printing segment.

 Item 3    Legal Proceedings

The Company is involved in certain legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

 Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

Semi-annually, the Board of Directors establishes the price at which Class A shares can be bought and declares cash dividends.  In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock.  Dividends have been paid continuously for 57 years, and they are expected to continue.

The Company’s stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing, at the same price established for selling shares, stock tendered by stockholders, but is not required to do so.

As of February 23, 2008, there were 1,183 Class A shareholders, 367 Class B shareholders, and 3 Class C shareholders.

Established stock price and dividends declared during 2007 and 2006 were as follows:

Stock Price
January 1, 2006 - March 19, 2006	$13.00
March 20, 2006 - December 23, 2006	13.75
December 24, 2006 - March 17, 2007	14.00
March 18, 2007- September 15, 2007	14.75
Septebmer 15, 2007- December 31, 2007	15.00

Record Date and Dividend Amount
March 18, 2006	$.17
September 16, 2006	.17
March 17, 2007	.18
September 15, 2007	.18

During the sixteen weeks ended December 31, 2007, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number	Average
	of Shares	Price
Four-Week Period	Purchased	Paid per Share
September 9, 2007 - October 6, 2007	546,856	$14.99
October 7, 2007 - November 3, 2007	139,405	$15.00
November 4, 2007 - December 1, 2007	109,398	$15.00
December 2, 2007 - December 31, 2007	131,268	$15.00

The above graph compares the performance of the company’s common stock to Standard and Poor’s (S&P) 500 Composite Index and the Dow Jones Publishing Index for the last five years, assuming $100 was invested in the company’s common stock and each index at Dec. 31, 2002, and that all dividends were reinvested.

Item 6.    Selected Financial Data

The Bureau of National Affairs, Inc.
Consolidated Operating and Financial Summary: 2007-2003
(Dollar amounts in thousands, except per share data)

	2007	2006	2005	2004	2003
		Adjusted (c)	Adjusted (c)	Adjusted (c)	Adjusted (c)
Operating Revenues	$352,224	$344,862	$329,036	$322,604	$311,962
Operating Expenses (a)	303,669	313,747	287,960	281,908	285,256
Gain (Loss) on Dispositions (b)	92,133	(19)	(28)	(44)	724
Operating Profit	140,688	31,096	41,048	40,652	27,430
Investment Income	5,566	5,883	4,132	3,713	4,644
Interest Expense	(4,472)	(5,604)	(5,907)	(5,620)	(5,710)
Income Before Income Taxes	141,782	31,375	39,273	38,745	26,364
Income Taxes	53,744	11,922	15,696	14,586	9,581
Net Income	$88,038	$19,453	$23,577	$24,159	$16,783
Profit Margins (% of revenues):
Operating Profit	39.9	9.0	12.5	12.6	8.8
Earnings	25.0	5.6	7.2	7.5	5.4
Earnings Per Share	$2.99	$.65	$.75	$.74	$.48
Dividends Per Share	$.36	$.34	$.32	$.31	$.30
Balance Sheet Data:
Total Assets	$399,528	$334,426	$318,882	$322,163	$333,811
Long-Term Debt-less current portion	34,000	44,500	55,000	62,500	70,000
Employee Data:
Number of Employees	1,719	1,728	1,729	1,802	1,878
Total Employment Costs	$179,482	$182,008	$177,138	$172,595	$174,363
Stockholder Data at Year-End:
Number of Stockholders	1,557	1,655	1,673	1,711	1,786
Common Shares Outstanding (in thousands)	28,734	30,155	30,204	31,719	33,653

(a)	Includes goodwill impairment charge of $11,576 in 2006
(b)	Includes a $92,524 gain ($56,433 net of tax) on the sale of the Company’s headquarters buildings.
(c)
The selected consolidated financial data presented above is derived from our audited consolidated financial statements, with the years 2006 and prior adjusted to give retrospective effect to the adoption of an accounting change as further described in Note 16 to the Consolidated Financial Statements. Adjustments for this accounting change resulted in changes to net income and (earnings per share) for 2004 and 2003 as follows: 2004, increased $681 ($0.02); 2003, increased $708 ($0.02). The effect of the change on assets was as follows: 2004, decreased $2,250; 2003, decreased $2,930. In addition, as of January 1, 2003, this adjustment reduced retained earnings by $3,638.

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

Overview

BNA operates in three business segments-publishing, printing, and software. The publishing segment, which generated 82 percent of consolidated 2007 revenues, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other non-profit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and motivated employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes in legal, regulatory, tax, and business practices and trends.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

Electronic products now make up over two-thirds of the legal and regulatory subscription base. Their migration to a next-generation Web platform, BNA’s Web Delivery System (BWD), which was begun in 2001, is nearing completion. Substantially all products are projected to be moved off legacy systems and onto BWD by mid-2008. This will improve efficiency and increase our flexibility to combine and customize product offerings for more specialized markets.

BNA pursues a Web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services -- Lexis and Westlaw -- for many years. Beginning in 2003, based on revised license agreements, BNA began to sell subscriptions to subject libraries on these networks, and these have been very popular with major law firms and law schools. In addition, as a result of new license agreements, BNA began to sell subscriptions to its tax content products on CCH's tax network in late 2005 and on RIA's tax network in early 2006. These networks, in addition to BNA's online networks and print, provide customers with a variety of product delivery options.

During 2007, BNA relocated its corporate headquarters, principal operations, and 1,000 employees. BNA will have lower building facility operating expenses going forward.

Another major initiative to improve revenue growth was a realignment of the field sales force. In 2004, BNA reorganized its geographically-based, general field sales force into three customer-centric segmented divisions: Corporate, Legal, and Tax & Accounting. As a further refinement of the realignment, in early 2008 the Corporate and Tax & Accounting sales divisions were combined. The combination eliminates overlapping sales territories and mitigates periods of reduced opportunity for the former Tax & Accounting sales representatives during busy tax seasons. In addition, we created a small sales division focusing on the environmental product line.

Adjustment for Change in Accounting Principle

BNA retrospectively adjusted its consolidated financial statements for the three years ended December 31, 2007, as described in Note 16 to the consolidated financial statements, to adjust for a change in accounting for commission expenses. The effects of the change in accounting policy on the financial statements of BNA are summarized as follows (in thousands of dollars, except per share data):

	2007	2006	2005
Operating Profit
Publishing	$568	$124	$(885)
Software	20	16	(83)
Total	$588	$140	$(968)

Net Income	$353	$82	$(579)

Earnings Per Share	$0.01	$0.01	$(0.02)

The adjustment had no effect on net cash flow from operations.

Results of Operations
2007 vs. 2006

BNA’s consolidated revenues and profits continued to show improvement in 2007, reflecting better results for the publishing segment, but lower revenues and profits for the software and printing segments. Consolidated revenues increased 2.1 percent to $352.2 million compared to 2006 and the consolidated operating profit increased from $31.1 million to $140.7 million. Year-to-year operating comparisons were favorably affected by a gain of $92.5 million on the sale of the headquarters buildings in 2007 and the inclusion of an $11.6 million publishing segment goodwill impairment charge in 2006.

As described in Note 2 to the financial statements, on August 8, 2007, BNA completed its previously announced Section 1031 tax-deferred “like kind” exchange to simultaneously sell its three Washington, D.C., headquarters buildings and acquire a new headquarters building in Arlington, Va. Net of closing and related costs, BNA received proceeds of $106.1 million and paid $104.0 million for the building it acquired. A $92.5 million pre-tax gain was recognized, all but $2.1 million of which was tax deferred.  The after-tax gain was $56.4 million, or $1.92 per share.

Net income was $88.0 million, up 353 percent compared to 2006. Earnings per share were $2.99, versus $.65 in 2006, an increase of 360 percent due to the gain on the sale of the buildings and fewer outstanding shares.

The publishing segment -- which aggregates the Parent (including BNA Books) with Tax Management Inc. (excluding BNA Software), IOMA, Kennedy Information Inc., BNA International Inc., and BNA Washington Inc. -- generated 82 percent of consolidated revenues. Publishing revenues were up 3.7 percent in 2007, to $289.5 million. Parent and Tax Management combined subscription and online revenues (82 percent of segment revenues) were up 3.4 percent due to new sales and stronger renewal sales and price increases. Kennedy Information’s revenues were up 27 percent due to an increase in research report sales and conference revenues. BNA Books revenues increased 5.1 percent due to additional titles, and BNA International revenues were up 10.2 percent, due in part to expanded selling efforts.   IOMA’s revenues were slightly lower (down 2.8 percent) due to lower conference royalty revenues.  Publishing revenues are expected to grow by a low single-digit percent in 2008. Publishing operating expenses were down 3.4 percent compared to 2006, which included an $11.6 million goodwill impairment expense. Excluding the impairment expense, operating expenses were up slightly, mostly due to $2.0 million of moving costs, and higher outside services, but lower postretirement benefit expenses. Five new products were launched in 2007.  Identifiable development expenses for new products and improvements on existing products were $9.6 million in 2007 and $10.9 million in 2006. The Company expects to spend an additional $3.0 million in 2008 for the BWD acceleration project. The publishing segment’s operating profit which includes the 92.5 million gain on the sale of the buildings, was up 588 percent, to $130.4 million compared to 2006.

The printing segment, which includes results of The McArdle Printing Company, Inc., experienced a revenue decline after three years of strong sales growth. Commercial sales were down 5.8 percent, reflecting shorter print run sales to existing customers and increasing price competition in the printing industry. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were also down 5.8 percent. Sales declined 5.8 percent in 2007 to $45.7 million. Operating expenses were down 5.1 percent, reflecting lower variable production expenses. The segment operating profit was $2.6 million in 2007 compared to $3.1 million in 2006. Total printing revenues in 2008 are projected to be higher by a mid-single digit percentage. Capital expenditures over the last two years, including the addition of a ten-color press, and a digital “storefront” that enables customers to order print jobs online, have increased McArdle’s capacity and ability to offer new solutions to commercial customers.

The software segment combines BNA Software, a division of Tax Management Inc., with STF Services Corporation.  Software segment total revenues were down 4.6 percent in 2007 to $29.4 million, and operating expenses were down 0.4 percent. BNA Software revenues were up 3.9 percent due to new sales, especially to the larger enterprise customers. Expenses increased 0.9 percent due to higher selling and administrative expenses, offset by lower editorial costs. Operating profit increased 14.8 percent to $5.5 million in 2007, compared to $4.8 million in 2006. STF total revenues decreased 28 percent mainly due to the loss of a major contract in 2006 for forms production with a tax publisher. Operating expenses decreased 6.3 percent, but STF’s operating profit declined 48 percent. The total software segment recorded a $7.7 million operating profit in 2007 compared to a $9.1 million profit in 2006. Software revenues are expected to increase in 2007 by a low single-digit percentage.

Investment income decreased $0.3 million due to lower investment balances and market yields.  Interest expense decreased $1.1 million compared to 2006 due to less debt.

As described in Note 8 to the consolidated financial statements, the consolidated federal, state, and local effective income tax rate was 37.9 percent in 2007 and 38.0 percent in 2006.

The consolidated budget for 2008 calls for higher revenues, based on price increases and expected customer retention. Subscription revenues are deferred and recognized over the subscription terms, and are therefore less sensitive in the near-term to an economic slowdown, should one occur. Other revenues, especially printing and conferences, are more economically sensitive. Should the economic environment deteriorate, management will adjust spending accordingly.

2006 vs. 2005

A large year-end goodwill impairment expense more than offset what would otherwise have been double-digit growth in net income and earnings per share on substantially improved non-operating income, and resulted in a decline in BNA’s profits for 2006.

Consolidated revenues increased 4.8 percent to $344.9 million, but operating expenses, including an $11.6 million goodwill impairment charge, were up 9.0 percent. As a result, the consolidated operating profit was down 24 percent to $31.1 million. Net income was $19.5 million, down 17.5 percent from 2005. Earnings per share were $.65, down 13.3 percent due to the lower net income and fewer outstanding shares.

The publishing segment generated 81 percent of consolidated revenues. Publishing revenues were up 2.4 percent in 2006, to $279.2 million. Parent and Tax Management combined subscription and royalty revenues were up 2.6 percent due to stronger renewal sales and price increases and BNA Books revenues grew 13.6 percent due to more title releases. BNA International recorded a modest revenue increase, and the other publishing groups had lower revenues. Publishing operating expenses were up 8.1 percent compared to 2005, mainly due to the impairment expense, but also due to higher employment costs, auditing expenses, and costs to accelerate the migration of Web products to BWD. Five new products were launched in 2006.  Identifiable development expenses for new products and improvements on existing products were $10.9 million in 2006 and $9.0 million in 2005. Operating expenses in 2006 also included an identifiable $5.4 million for developing improved business and publishing systems, compared to $5.3 million in 2005. The publishing segment’s operating profit was down 40 percent compared to 2005.

The printing segment grew total revenues by 16.2 percent in 2006 to $48.6 million. Commercial sales were up 22.1 percent, reflecting business from new customers and additional work from existing customers. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were down 0.9 percent. Operating expenses were up 17.2 percent, reflecting higher production and selling costs. The segment operating profit was $3.1 million in 2006 compared to $3.0 million in 2005.

Software segment total revenues were up 10.9 percent in 2006 to $30.9 million, and operating expenses were up 1.2 percent. BNA Software revenues were up 10.7 percent due to business growth and the recognition of revenues deferred from 2005 due to a specified upgrade. Expenses increased 6.4 percent due to higher royalties, program migration costs, and administrative expenses. BNA Software recorded a $4.8 million operating profit in 2006 compared to $3.7 million profit in 2005. STF total revenues increased 11.2 percent due in part to higher intersegment sales. Amortization expenses on intangible assets decreased from $760,000 in 2005 to $63,000 in 2006, and other operating expenses decreased 3.0 percent. STF recorded a 64 percent increase in its operating profit. STF expects lower revenues in 2007 due mainly to the fourth-quarter loss of a contract for forms production with a tax publisher. The total software segment recorded a $9.1 million operating profit in 2006 compared to a $6.3 million profit in 2005.

Investment income increased $1.8 million due to higher investment balances and market yields.  Interest expense decreased $0.3 million compared to 2005 due to less debt.

As described in note 8 to the consolidated financial statements, the consolidated federal, state, and local effective income tax rate was 38.0 percent in 2006 and 40.0 percent in 2005.

Cash Flows, Liquidity, and Financial Resources

Cash provided by operating activities decreased $2.4 million in 2007 to $42.3 million, reflecting a 5.2 percent increase in collections and a 6.7 percent increase in operating expenditures. Expenditures included a payment of deferred real estate taxes that amounted to 2.2 percent of the increase.

Cash used for investing activities netted to $12.9 million. Capital expenditures netted to an $8.6 million outlay, reflecting $10.7 million for property and equipment additions and capitalized software and $2.1 million received in the sale of the buildings.  Capital expenditures for 2008 are expected to be approximately $6.3 million.  Cash used for the investment portfolio was $4.3 million.

Cash used for financing activities netted to $41.6 million. Receipts for sales of Class A capital stock to employees totaled $9.6 million. Capital stock repurchases were $30.0 million.  Debt principal repayments amounted to $10.5 million and the Company paid cash dividends of $10.7 million in 2007.

The Company's stockholders, when selling stock, are required to first tender it to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $9.2 million as of December 31, 2007, is known or expected to be tendered in 2007. The actual value of shares tendered will likely be higher.

Contractual cash obligations as of December 31, 2007, were as follows (in thousands of dollars):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Term Debt (includes interest)	$52,291	$13,737	$25,070	$13,454	$	---
Operating Leases	10,660	2,861	4,370	2,031		1,398
Planned Pension Contributions	14,000	14,000	---	---		---
Total	$76,951	$30,628	$29,440	$15,485		$1,398

With nearly $132 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.  The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

Critical Accounting Estimates

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

The Company has $61.8 million of goodwill at year-end 2007 as described in Note 7 to the consolidated financial statements. The carrying amount of goodwill is subject to annual impairment testing, and goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense. Fair value is estimated using a combination of the income, or discounted cash flows approach, and the market approach, which uses comparable sales multiples. At year-end, the Company updated its analysis of goodwill as of December 31, 2007, and determined that there was no impairment.

The Company has $9.7 million of intangible assets at year-end 2007, as summarized in Note 9 to the Company’s financial statements. Most of this is software that is used internally.  In addition, intangible assets include identified assets of Kennedy at the time of its acquisition. These assets are amortized over their estimated useful lives, typically five to seven years. The Company evaluates the recoverability of the intangible assets when events and circumstances indicate an impairment may have occurred, using estimates and assumptions including future revenues, cash flows, and discount rates. If an impairment in value occurs, an impairment expense must be recorded and amortization periods may be reduced.  Amortization expense was $3.7 million in 2007, $5.3 million in 2006, and $6.4 million in 2005.

The Company has recorded $20.1 million of net deferred income tax assets as of year-end 2007, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

As described in Note 4 to the Company’s financial statements, the Company has pension and other postretirement benefit liabilities totaling $140.7 million at year-end 2007 (including $50.2 million recorded as a result of adopting FAS 158 at year-end),. A number of actuarial assumptions are used to compute these liabilities, the accumulated benefit obligations, and the related benefit expenses. The assumed discount rates are based on the Citigroup Pension Yield Curve. Other assumptions include life expectancies, retirement ages, health care cost trends, compensation increases, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with its actuaries, periodically reviews the assumptions and revises them when appropriate.  Total expenses for the postretirement benefits that were subject to estimates and assumptions were $18.8 million in 2007, $22.4 million in 2006, and $20.9 million in 2005.

The Company has recorded customer receivables of $40.9 million as of year-end 2007, as described in Note 9 to the Company’s financial statements. Accounts receivable are presented net of an allowance for doubtful accounts of $2.0 million, based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the estimate will change.

Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. FAS 157 is effective for financial assets and liabilities for years beginning after November 15, 2007, and for nonfinancial assets and liabilities for years beginning after March 15, 2008. The Company has not yet determined the effect that adoption of FAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS 159). This statement gives entities the option to measure certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that adoption of SFAS 159 will have on its consolidated financial statements.

In November 2007, the FASB issued FAS No. 141R, “Business Combinations” (FAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. Under FAS 141R, all acquisition costs are expensed as incurred. The adoption of FAS 141R will only impact the consolidated financial statements on a prospective basis for acquisitions made after its December 15, 2008, effective date.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (FAS 160). FAS 160 changes the accounting and reporting for minority interests. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 160 is not expected to have a material impact on the consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risks in its investment portfolio. An increase in market interest rates would result in a decline in the market value of the Company’s fixed-income securities.

The maturity dates and average interest yields for fixed-income securities debt held in the Company’s investment portfolio as of December 31, 2007, was as follows (in thousands of dollars):

Expected Maturity Date	2008	2009	2010	2011	2012	Thereafter

Municipal Bonds	$10,378	$7,283	$17,819	$10,924	$5,838	$50,801

Average Interest Yield	4.8%	5.2%	4.9%	4.9%	4.8%	4.9%

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments.  Approximately 51 percent of these instruments at year-end 2007 mature within five years.  Shorter-term maturity investments reduce the risk that an increase in market interest rates will have a permanent adverse effect on the Company's financial position.  The Company has no foreign exchange contracts, does not hold securities for trading purposes, and does not use derivative financial instruments.

At December 31, 2007, the Company’s investment portfolio included equity securities with a market value of $17.1 million. With all other factors remaining constant, a hypothetical broad-based decline in equity market prices of 10 percent would reduce the investment portfolio held in equity investments by $1.7 million as of December 31, 2007. The Company also maintained cash balances over the Federal Deposit Insurance Corporation (FDIC) limit as of December 31, 2007.

PART II

Item 8.    Financial Statements and Supplementary Data

THE BUREAU OF NATIONAL AFFAIRS, INC.

Consolidated Financial Statements

December 31, 2007 and 2006

(With Independent Auditors' Reports Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Bureau of National Affairs, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of The Bureau of National Affairs, Inc. and subsidiaries ("the Company") as of December 31, 2007 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended.  In connection with our audit of the financial statements, we have also audited the financial statement schedule as of December 31, 2007 listed in Item 15(a)(2) of the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2007.

We also have audited the adjustments to the 2006 and 2005 financial statements to retrospectively apply the change in accounting for direct selling expenses, as described in Note 16. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 or 2005 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 or 2005 financial statements taken as a whole.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158,  Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/BDO Seidman, LLP
BDO Seidman, LLP
Bethesda, MD
March 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 16, the accompanying consolidated balance sheet of The Bureau of National Affairs, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows, for the years ended December 31, 2006 and 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as of December 31, 2006 and for the years ended December 31, 2006 and 2005 included as Item 15(a)(2) on the Company’s Form 10-K.  The 2006 and 2005 financial statements before the effects of the adjustments discussed in Note 16 are not presented herein. The 2006 and 2005 consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the 2006 and 2005 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 16, present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting  described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by a successor auditor.

/s/KPMG LLP
KPMG LLP

McLean, Virginia
March 26, 2007

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands of dollars, except per share amounts)

	2007	2006 Adjusted*	2005 Adjusted*

Operating Revenues (Note 3)	$352,224	$344,862	$329,036

Operating Expenses
(Notes 3,4, 7, 9, and 11):
Editorial, production, and distribution	184,301	184,477	175,753
Selling	57,478	58,184	53,357
General and administrative	61,890	59,510	58,850
Goodwill impairment	---	11,576	---

Total Operating Expenses	303,669	313,747	287,960

Gain (Loss) on Dispositions (Notes 2 and 6)	92,133	(19)	(28)

Operating Profit	140,688	31,096	41,048

Investment income (Note 5)	5,566	5,883	4,132
Interest expense (Note 10)	(4,472)	(5,604)	(5,907)

Income Before Income Taxes	141,782	31,375	39,273
Provision for income taxes (Note 8)	53,744	11,922	15,696

Net Income	$88,038	$19,453	$23,577

Earnings Per Share (Note 12)	$2.99	$.65	$.75

*See Note 16.

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(In thousands of dollars )

ASSETS

	December 31,
	2007	2006 Adjusted*
Current Assets:
Cash and cash equivalents (Note 5)	$11,789	$24,001
Short-term investments (Note 5)	10,378	23,877
Receivables, net (Note 9)	42,432	44,282
Inventories, net (Note 9)	3,143	3,699
Prepaid expenses	4,589	5,106
Deferred income taxes (Note 8)	6,250	3,773

Total Current Assets	78,581	104,738

Marketable Securities (Note 5)	109,801	94,063
Property and Equipment, net (Note 9)	125,628	25,836
Deferred Income Taxes (Note 8)	13,864	29,548
Goodwill (Note 7)	61,790	61,790
Intangible and Other Amortizable Assets, net (Note 9)	9,741	13,720
Other Assets (Note 9)	123	4,731

Total Assets	$399,528	$334,426

*See Note 16.

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007AND 2006

(In thousands of dollars )

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2007	2006 Adjusted*
Current Liabilities:
Current portion of long-term debt (Note 10)	$10,500	$10,500
Payables and accrued liabilities (Note 9)	52,363	63,278
Deferred revenues (Note 3)	140,044	135,660

Total Current Liabilities	202,907	209,438

Long-Term Debt, less current portion (Note 10)	34,000	44,500
Postretirement Benefits, less current portion (Note 4)	127,538	77,279
Other Liabilities	1,703	1,360

Total Liabilities	366,148	332,577

Commitments and Contingencies (Notes 2, 11, and 12)

Stockholders’ Equity (Note 12):
Common stock issued, $1.00 par value --
Class A – 30,000,000 shares	30,000	30,000
Class B – 24,634,865 shares	24,635	24,635
Class C – 2,531,680 shares	2,532	2,532
Additional paid-in capital	35,772	23,876
Retained earnings	198,003	120,685
Treasury stock, at cost – 28,432,880 shares
in 2007 and 27,011,236 in 2006	(227,202)	(201,034)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,822	1,492
Foreign currency translation adjustment	(287)	(241)
Postretirement benefits liability adjustment	(31,895)	(96)

Total Stockholders’ Equity	33,380	1,849

Total Liabilities and Stockholders’ Equity	$399,528	$334,426

*See Note 16.

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands of dollars)

	2007	2006 Adjusted*	2005 Adjusted*

Cash Flows from Operating Activities:
Net income	$88,038	$19,453	$23,577

Adjustments to reconcile net income to net
cash provided by operating activities –
Goodwill impairment	---	11,576	---
Depreciation and amortization	8,319	8,534	9,762
Deferred income taxes	35,040	184	3,704
Gain on sales of securities	(450)	(1,347)	(347)
Gain on sale of buildings	(92,524)	---	---
Others	1,545	1,125	1,965

Changes in operating assets and liabilities –
Receivables	1,918	(5,963)	(7,981)
Deferred revenues	4,384	4,067	5,988
Payables and accrued liabilities	(6,284)	3,435	(161)
Postretirement benefits	1,090	5,106	3,649
Inventories	556	(493)	329
Other assets and liabilities – net	650	(985)	(1,069)

Net cash provided by operating activities	42,282	44,684	39,416

Cash Flows from Investing Activities:
Proceeds from sale of buildings	106,090	---	---
Purchase of building and improvements	(103,955)	(403)	---
Purchase of equipment and furnishings	(10,209)	(4,570)	(1,776)
Capitalized software	(343)	(1,032)	(1,160)
Purchase of publishing assets	(155)	(50)	---
Business purchase price adjustments	---	---	86
Proceeds from sale of assets	---	26	---
Investment security sales and maturities	89,303	66,821	57,282
Investment securities purchases	(93,651)	(71,424)	(55,971)
Net cash used for investing activities	(12,920)	(10,632)	(1,539)

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands of dollars)

	2007	2006 Adjusted*	2005 Adjusted*

Cash Flows from Financing Activities:
Receipts for capital stock sales to employees	9,626	12,617	11,479
Purchases of treasury stock	(29,980)	(13,954)	(31,115)
Payment of long-term debt	(10,500)	(7,500)	(7,500)
Dividends paid	(10,720)	(10,270)	(10,127)

Net cash used for financing activities	(41,574)	(19,107)	(37,263)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,212)	14,945	614

Cash and Cash Equivalents, beginning of year	24,001	9,056	8,442

Cash and Cash Equivalents, end of year	$11,789	$24,001	$9,056

Supplemental Cash Flow Information:
Interest paid	$4, 146	$4,840	$5,480
Income taxes paid	17,230	11,761	12,229

*See Note 16.
See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands of dollars, except per share amounts)

	Comprehensive	Capital	Additional
	Income (Note 13)	Stock Issued	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Income

Balance, January 1, 2005		$57,167	$15,910	$100,301	$(166,154)	$421

Accounting change adjustment				(2,249)
Net Income, as adjusted (Note 16)	$23,577	---	---	23,577	---	---
Other Comprehensive Income, net of tax:
Unrealized (loss) on marketable securities	(60)	---	---	---	---	(60)
Currency translation adjustment	143	---	---	---	---	143
Minimum pension liability adjustment	(597)	---	---	---	---	(597)
Comprehensive Income	$23,063

Sales of Class A treasury shares to employees		---	6,820	---	4,659	---
Repurchases of shares		---	---	---	(31,115)	---
Cash dividends--$.32 per share, class A, B, and C		---	---	(10,127)	---	---

Balance, December 31, 2005, as adjusted (Note 16)		57,167	22,730	111,502	(192,610)	(93)

Net Income, as adjusted (Note 16)	$19, 453	---	---	19,453	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	923	---	---	---	---	923)
Currency translation adjustment	(176)	---	---	---	---	(176)
Minimum pension liability adjustment	501	---	---	---	---	501
Comprehensive Income	$20, 701

Sales of Class A treasury shares to employees		---	7,011	---	5,530	---
Repurchases of shares		---	---	---	(13,954)	---
Share-based liabilities		---	(6,310)	---	---	---
Stock-based compensation expense		---	445	---	---	---
Cash dividends--$.34 per share, class A, B, and C		---	---	(10,270)	---	---

Balance, December 31, 2006, as adjusted (Note16)		$57,167	$23,876	$120,685	$(201,034)	$1,155

Net Income	$88,038	---	---	88,038	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	330	---	---	---	---	330
Currency translation adjustment	(46)	---	---	---	---	(46)
Minimum pension liability adjustment	96	---	---	---	---	96
Comprehensive Income	$88,418

Adoption of FAS 158 (net of
$22,049 tax benefit)		---	---	---	---	(31,895)
Sales of Class A treasury shares to employees		---	5,328	---	3,812	---
Repurchases of shares		---	---	---	(29,980)	---
Share-based liabilities		---	6,310	---	---	---
Stock-based compensation expense		---	258	---	---	---
Cash dividends--$.36 per share, class A, B, and C		---	---	(10,720)	---	---

Balance, December 31, 2007		$57,167	$35,772	$198,003	$(227,202)	$(30, 360)

See accompanying notes to consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2007, 2006, 2005

(1)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the Parent) and its subsidiary companies (consolidated, the Company), The Company’s primary business is the publishing of legal, regulatory, and general business advisory information. Its printing subsidiary provides printing services, and its software businesses develop, produce, and market tax and financial planning software. Material intercompany transactions and balances have been eliminated.  Certain prior year balances have been reclassified to conform to the current year presentation. Accounting changes are described in Note 16.

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

(2) MAJOR TRANSACTION

On August 8, 2007, the Company completed the simultaneous sale of its three Washington, D.C., headquarters buildings and land to affiliates of Vornado Realty Trust, Inc. (Vornado), and the purchase from Vornado of a newly renovated building and land in Arlington, Virginia, that serves as its new headquarters. The property sales and purchase transactions were accomplished through a tax-deferred “like-kind” exchange pursuant to Section 1031 of the Internal Revenue Code.

The carrying value of the buildings and land sold was $12.0 million. A pre-tax gain of $92.5 million was recognized in the operations of the publishing segment on the transaction. After taxes of $36.1 million (of which $35.2 million was deferred), the net gain amounted to $56.4 million, or $1.92 per share. After closing and related costs of $4.9 million, BNA received proceeds from the sale of $106.1 million and paid $104.0 million for the acquired building.

(3) RECOGNITION OF REVENUES, DEFERRED REVENUES, AND SELLING EXPENSES

The Company derives revenues from publishing and software product sales and from printing and other services. Revenues are recognized when all of the following criteria are met: there is persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed and determinable; and collectibility is reasonably assured.

The majority of publishing sales are by subscription, primarily for one year. Subscription revenues are deferred and amortized over the subscription terms. The Company licenses information content to certain online service providers for access by their customers, and is paid royalties based on usage measurements. Revenues from other publishing products, such as books, research reports, and special reports, are recognized when the products are shipped, net of a reserve for returns when the right of return exists.

Revenues from printing services are recognized when the materials are shipped. Revenues from consulting, software data conversion, and training are recognized when the services have been completed.  Revenues from event-related activities, such as conferences, are recognized when the event has been completed.

Software revenues are recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition. The majority of software sales are bundled arrangements which include a one-year software program license term and post-sale support, including telephone support and program updates (when and if available) during the license term. Revenues are deferred and recognized ratably over the license and post-sale support term. However, revenue is deferred when the sale includes a specified upgrade (a specific future program enhancement promised to customers) until that specified upgrade is delivered. Revenues from sales of software products with updates provided periodically over a license term, typically one year, are recognized ratably over the license terms.

Deferred revenues at year-end consisted of $125.3 million of deferred subscription revenues and $14.7 million of deferred software revenues in 2007, and $119.8 million of deferred subscription revenues and $15.9 million of deferred software revenues in 2006.

Sales tax collections are presented on a net basis (excluded from revenues). Shipping charges are included in distribution expense.

Advertising costs are expensed as incurred and were $8,594,000, $7,224,000, and $7,475,000 in 2007, 2006, and 2005 respectively. See Note 16 for a description of a change in the accounting for sales commissions.

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

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans (FAS 158). FAS 158 requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 was adopted by the Company as of  December 31, 2007.

The following table shows the incremental effects of adopting FAS 158 on the Consolidated Balance Sheet as of December 31, and related footnotes:
(in thousands of dollars):

	Before Application of FAS 158	Adjustment	After Application of FAS 158

Prepaid expenses	$8,317	$(3,728)	$4,589
Deferred income taxes	(1,935)	22,049	20,114
Total assets	381,207	18,321	399,528
Payables and accrued liabilities	42,926	9,437	52,363
Postretirement benefits	86,759	40,779	127,538
Total liabilities	315,932	50,216	366,148
Accumulated other comprehensive
income (loss)	1,535	(31,895)	(30,360)
Total stockholders’ equity	65,275	(31,895)	33,380
Total Liabilities and Stockholders’ equity	$381,207	$18,321	$399,528

The following table sets out summarized financial information about the plans as of December 31, (in thousands of dollars):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in projected benefit obligation:
Benefit obligation -- January 1	$197,595	$190,889	$140,332	$139,923
Service cost	7,997	8,160	5,672	5,610
Interest cost	11,250	10,404	8,203	7,835
Actuarial (gain) loss	(12,397)	(4,768)	4,524	(9,895)
Benefits paid	(7,824)	(7,090)	(3,653)	(3,141)

Benefit obligation -- December 31	196,621	197,595	155,078	140,332

Change in plan assets:
Fair value of plan assets -- January 1	167,958	139,666	26,520	25,050
Actual return on plan assets	10,744	21,190	(524)	1,470
Employer contribution	14,000	14,000	---	---
Benefits paid	(7,736)	(6,898)	---	---
Fair value of plan assets -- December 31	184,966	167,958	25,996	26,520

Funded status	(11,655)	(29,637)	(129,082)	(113,812)
Unrecognized net loss	---	22,144	---	35,063
Unrecognized prior service cost	---	557	---	(17)
Net amount recognized	$(11,655)	$(6,936)	$(129,082)	$(78,766)

Amounts recognized in the balance sheet
Payable and accrued liabilities	(9,558)	(5,448)	(3,641)	(3,132)
Postretirement Benefits	(2,097)	(1,645)	(125,441)	(75,634)
Minimum pension liability	---	157	---	---
Net amount recognized	$(11,655)	$(6,936)	$(129,082)	$(78,766)

Amounts included in accumulated other comprehensive income (loss) (pre-tax)
Net actuarial loss	(13,153)		(40,296)
Prior service cost	(495)		---
Total	$(13,648)		$(40,296)

Assumed discount rate	6.35%	5.8%	6.35%	5.8%
Assumed rate of compensation increase	4.75%	4.75%	---	---

The estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2008 are a $34,000 net actuarial loss and $62,000 for prior service cost for the pension benefit plan and a $2,272,000 net actuarial loss for the other postretirement benefit plan.

The Company’s funding practice for the qualified pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements.  The Company contributed $14,000,000 in 2007, $14,000,000 in 2006, and $14,000,000 in 2005.  The supplemental plan’s benefits are paid from the Company’s general assets. The Company’s policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees’ Beneficiary Association (VEBA) trust.  The Company expects to contribute $14 million to its pension plan and none to its other postretirement benefit plan in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

		Other
	Pension	Postretirement
	Benefits	Benefits

2008	$9,740	$4,206
2009	10,463	4,883
2010	11,329	5,610
2011	12,462	6,313
2012	13,535	7,064
Years 2013 – 2017	81,035	45,673

Pension accounting requires the calculation of two benefit obligation amounts. The projected benefit obligation is the present value cost of future benefits, calculated by using years of service as of the measurement date and assuming future compensation increases. The accumulated benefit obligation is similar, but it is calculated using current compensation levels.The following shows pension benefit obligations, as calculated by an independent actuary, and plan assets (in thousands of dollars):

	Pension Benefits
	2007	2006
Projected benefit obligation	$196,621	$197,595
Accumulated benefit obligation
Qualified plan	161,878	160,172
Supplemental plan	1,696	1,732
Fair value of plan assets-qualified plan	184,966	167,958

Components of pension expense for each year were as follows (in thousands of dollars):

	2007	2006	2005
Service cost -- benefits earned during the year	$7,997	$8,160	$7,814
Interest cost	11,250	10,404	9,961
Expected return on plan assets	(14,467)	(12,051)	(10,960)
Amortization of net actuarial loss	317	1,9571	1,343
Amortization of prior service cost	62	62	62
Pension expense	$5,159	$8,532	$8,220
Assumed discount rate	5.8%	5.5%	5.7%
Assumed rate of compensation increase	4.75%	4.75%	5.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans.  Contributions under some of these plans are at the discretion of the Boards of Directors of the respective subsidiary companies. Pension expense for these plans was $1,053,000 in 2007, $1,071,000 in 2006, and $1,016,000 in 2005.

Components of other  postretirement  benefit  expense for each year were as follows (in thousands of dollars):
	2007	2006	2005
Service cost -- benefits earned during the year	$5,672	$5,610	$4,936
Interest cost	8,203	7,835	7,361
Expected return on plan assets	(2,254)	(2,129)	(2,047)
Amortization of net actuarial loss	2,068	2,636	2,473
Amortization of prior service cost	(17)	(54)	(54)
Other postretirement benefits expense	$13,672	$13,898	$12,669

Assumed discount rate	5.8%	5.5%	5.7%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

The Company received a federal subsidy of $105,000 in 2007 related to the Medicare Prescription Drug, Improvement,and Modernization Act of 2003 (Medicare D Subsidy). As of December 31, 2007, the gross amount of federal subsidies expected to be received were as follows: 2008 – $174,000; 2009 – $200,000; 2010 – $227,000; 2011 – $264,000; 2012 - $305,000; 2013-2017 – $2,290,000.

The postretirement benefit obligation as of year-end 2007 was determined using an assumed health care cost trend rate of 10 percent for 2008, gradually declining to 5 percent in 2013 and thereafter. A one percent increase in the assumed health care cost trend rate for each year would increase the 2007 year-end postretirement benefit obligation by $26.8 million and the 2007 postretirement benefit service and interest expense by $2.9 million.  A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $21.6 million and the postretirement benefit service and interest cost by $2.3 million.

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

Plan asset allocations as of December 31, were as follows:
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Equity securities	65%	65%	67%	70%
Fixed income securities	28	27	32	28
Cash equivalents	7	8	1	2
Total	100%	100%	100%	100%

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

(5) INVESTMENTS AND INVESTMENT INCOME

Cash and investments consisted of the following (in thousands of dollars):

	December 31,
	2007	2006
Cash and cash equivalents	$11,789	$24,001
Short-term investments	10,378	23,877
Marketable securities	109,801	94,063
Total	$131,968	$141,941

Cash equivalents consist of short-term investments with original maturities of three months or less at the time of purchase.  Short-term investments consist of other fixed income investments maturing in one year or less.  Marketable securities consist of fixed income securities maturing in more than one year and equity securities, predominantly mutual funds.

Investment income consisted of the following (in thousands of dollars):

	2007	2006	2005
Interest income	$4,735	$4,091	$3,284
Dividend income	381	445	501
Net gain on sales of securities	450	1,347	347
Total	$5,566	$5,883	$4,132

Proceeds from the sales and maturities of securities were $89,303,000, $66,821,000, and $57,282,000 in 2007, 2006, and 2005 respectively.  Gross realized gains and (losses) from these sales were $872,000 and $(422,000) in 2007, $1,484,000 and $(137,000) in 2006, and $460,000 and $(113,000) in 2005. The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,509	$1,621	$(36)	$17,094
Municipal bonds	101,826	1,358	(141)	103,043
Corporate debt	41	1	---	42
Total	$117,376	$2,980	$(177)	$120,179

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,913	$1,565	$(99)	$17,379
Municipal bonds	94,611	1,077	(302)	95,386
Corporate debt	5,121	73	(19)	5,175
Total	$115,645	$2,715	$(420)	$117,940

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Unrealized Losses
December 31, 2007	Fair Value	Less than 12 Months	More than 12 Months
Equity Securities	$4,064	$(36)	$	---
Municipal bonds	16,645	(92)		(49)
Total	$20,709	$(128)		$(49)

		Gross Unrealized Losses
December 31, 2006	Fair Value	Less than 12 Months	More than 12 Months
Equity Securities	$2,935	$(99)	$	---
Municipal bonds	33,160	(28)		(274)
Corporate Debt	3,514	---		(19)
Total	$39,609	$(127)		$(293)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  At December 31, 2007, 21 securities had an aggregated unrealized loss of 0.8 percent from their amortized cost.  At December 31, 2006, 32 securities had an aggregated unrealized loss of 1.1 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary. However, at December 31, 2007, the Company wrote down to fair market value an equity security investment that was determined to be other than temporarily impaired. The write down amounted to $255,000 and is included in investment income in the consolidated statements of income.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of December 31, 2007, were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value
Within one year	$10,378	$10,378
One through five years	41,302	41,864
Five through ten years	20,554	20,875
Over ten years	29,592	29,926
No fixed maturity date	41	42
Total	$101,867	$103,085

(6) GAIN (LOSS) ON DISPOSITIONS

Gain (Loss) on Dispositions consisted of the following (in thousands of dollars):

	2007	2006		2005
Gain on sale of building (Note2)	$92,524	$	---	$	---
Loss on disposals of assets	(391)		(19)		(28)
Total	$92,133		$(19)		$(28)

(7)  GOODWILL

The carrying amount of goodwill is subject to annual testing at the reporting unit level. Any excess in the carrying value of the reporting units over their fair value is an indication of a potential goodwill impairment, which would require further analysis to measure the amount of the impairment expense, if any. The Company performs year-end impairment tests,and for 2007,determined thatno impairment had occurred.

Goodwill assigned to the reportable segments and the changes in the carrying amount of goodwill for the three years ended December 31, 2007, are as follows:
	Publishing	Printing	Software	Total

Balance, January 1, 2005	$49,998	$917	$22,537	$73,452
Business acquisition purchase
price adjustments	---	---	(86)	(86)

Balance, December 31, 2005	49,998	917	22,451	73,366
Goodwill impairment	(11,576)	---	---	(11,576)
Balance, December 31, 2006	38,422	917	22,451	61,790
Balance, December 31, 2007	$38,422	$917	$22,451	$61,790

The 2005 change in goodwill resulted from a business acquisition agreement that provided for a sellers’ tax equalization adjustment.

In 2006, year-end testing determined that the fair value of the Company’s subsidiary, Kennedy Information, Inc. (Kennedy) was less than Kennedy’s carrying value. Valuation specialists were retained to assist in revaluing Kennedy’s intangible assets and determining the implied fair value of its goodwill.  As a result of these revaluations, a goodwill impairment expense of $11,576,000 was recorded for 2006.

(8)  INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007. There was no effect on the financial statements as a result of implementing FIN 48.  As of the adoption date, the amount of unrecognized tax benefits was $1.7 million, of which $1.1 million, if recognized, would reduce the effective tax rate after consideration of the federal effect of state income taxes. At the end of 2007, the amount of unrecognized tax benefits was $3.0 million, of which $1.9 million would reduce the effective tax rate. The Company expects its unrecognized tax benefits to decrease by approximately $2.4 million over the next 12 months for tax positions related to prior years and by expiration of the statute of limitations and audit settlements.

All federal income tax returns are closed for years before 2003. State tax returns that remain subject to examination range from 2001 to present.

The Company recognizes interest accrued on unrecognized tax benefits in interest expense and penalties as a miscellaneous general and administrative expense.  As of January 1, 2007, the Company had accrued interest in the amount of $297,000 associated with unrecognized tax benefits.  $337,000 of interest expense and $36,700 of penalties associated with unrecognized tax benefits were recognized during 2007.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2007 (in thousands of dollars):

Unrecognized tax benefits, January 1, 2007	$1,724
Increases resulting from tax positions taken prior to 2007	1,269
Unrecognized tax benefits, December 31, 2007	$2,993

The provision for income taxes consisted of the following (in thousands of dollars):

	2007	2006	2005
Taxes currently payable:
Federal	$14,363	$8,051	$9,828
State and local	4,341	3,687	2,164

	18,704	11,738	11,992
Deferred tax provision:
Federal	30,580	539	1,236
State and local	4,460	(355)	2,468

	35,040	184	3,704

Total	$53,744	$11,922	$15,696

Reconciliation of the U.S. statutory rate to the Company’s consolidated effective income tax rate was as follows:

	Percent of Pretax Income
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal income tax benefit	4.0	6.9	4.7
Change in net deferred tax assets	---	---	2.9
Tax exempt interest exclusion	(0.9)	(3.5)	(2.4)
Dividends received exclusion	(0.1)	(0.2)	(0.2)
Others	(0.1)	(0.2)	---

Total	37.9%	38.0%	40.0%

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
	December 31,
	2007	2006
Deferred tax assets:
Postretirement benefits liability	$51,514	$28,416
Inventories	1,474	1,506
Annual leave	2,270	2,215
Accounts receivable allowances	585	658
Medical claims	1,409	1,270
Depreciation	41	1,225
Amortization of acquired intangible assets	778	2,313
Others	2,117	1,862
Valuation allowance	(601)	(658)
Total deferred tax assets	59,587	38,807
Deferred tax (liabilities):
Capitalized software	(2,100)	(2,815)
Deferred gain on real estate transactions	(36,101)	(1,029)
Others	(1,272)	(1,642)
Total deferred tax (liabilities)	(39,473)	(5,486)
Net deferred tax assets	$20,114	$33,321

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

(9) OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

	2007	2006
Receivables:
Customers	$40,908	$43,187
Others	3,558	3,197
Allowance for doubtful accounts	(2,034)	(2,102)
Total	$42,432	$44,282

Customer receivables represent current billings, the collectibility of which is regularly evaluated and adjusted for an allowance for doubtful accounts, as determined by historical experience. Customer receivables determined to be uncollectible are written off to the allowance account. Bad debt expense was $660,000 in 2007, $571,000 in 2006, and $537, 000 in 2005.

	2007	2006
Inventories:
Materials and supplies	$1,528	$1,969
Work in process	476	539
Finished goods	1,139	1,191

Total	$3,143	$3,699

Inventories are valued at the lower of cost (using the average cost or last-in first-out methods) or market, net of a $680,000 allowance for excess inventory at yearend 2007 and 2006.

	2007	2006
Property and equipment, at cost:
Land	$23,642	$4,250
Buildings and improvements	96,059	52,162
Furniture and equipment	46,302	48,507
Accumulated depreciation	(40,375)	(79,083)
Total	$125,628	$25,836

The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements, and three to 10 years for furniture and equipment. Depreciation expenses were $4,596,000 in 2007, $3,201,000 in 2006, and $3,336,000 in 2005. Expenditures for maintenance and repairs are expensed, while major replacements and improvements are capitalized.

Intangible and other amortizable assets:	2007	2006
Gross carrying amount--
Software	$25,970	$25,627
Customer lists	4,751	6,996
Copyrights	9,145	9,145
Other amortizable assets	130	1,171
	39,996	42,939
Accumulated amortization--
Software	(19,299)	(16,995)
Customer lists	(4,316)	(6,276)
Copyrights	(6,545)	(5,630)
Other amortizable assets	(95)	(318)
	(30,255)	(29,219)
Net intangible and other amortizable assets	$9,741	$13,720

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

Amortization expenses for intangible assets are mainly included in general and administrative expenses. Amortization expenses were $3,723,000 in 2007, $5,333,000 in 2006, and $6,426,000 in 2005. Amortizable assets are expensed evenly over their estimated useful lives, ranging from five to seven years for software and customer lists, 10 years for copyrights, and three to 10 years for other amortizable assets.  As of December 31, 2007, future estimated amortization expenses were as follows: 2008 – $3,141,000; 2009 – $2,890,000; 2010 – $2,400,000; 2011 – $1,239,000; 2012 - $71,000. During 2007, gross assets of  $498,000 were added and $3,341,000 were written off.

Other assets at year-end 2006 included $3,250,000 for a printing press received, but not placed in operation until 2007.
	2006	2005
Payables and accrued liabilities:
Accounts payable and accrued liabilities	$17,543	$28,952
Employee compensation and benefits	18,438	17,725
Postretirement benefits, current portion	13,199	8,580
Income taxes	3,183	1,711
Share-based liabilities (Note 12)	---	6,310
Total	$52,363	$63,278

(10) TERM DEBT

Term debt consisted of the following (in thousands of dollars):

	2007	2006
Notes payable, unsecured, 8.15%, due 2008-2010	$22,500	$30,000
Notes payable, unsecured, 6.99%, due 2008-2011	22,000	25,000
Total term debt	44,500	55,000
Current portion	10,500	10,500
Long-term debt	$34,000	$44,500

Interest expense for the term debt was $3,940,000 in 2007, $4,724,000 in 2006, and $5,321,000 in 2005. Other interest expense was $532,000 in 2007, $880,000 in 2006, and $586,000 in 2005.

Maturities of term debt are as follows: 2008 through 2010, $10,500,000 each; 2011, $13,000,000.  Notes payable are subject to certain financial covenants and other customary restrictions, including indebtedness and business combinations. As of December 31, 2007, the Company is in compliance with all covenants. Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $47,170,000 in 2007, and $57,610,000 in 2006.

The Company also has a $3.5 million unsecured line of credit, of which $795,000 is being used to secure letters of credit.

(11)   COMMITMENTS, CONTINGENCIES, AND RELATED-PARTY TRANSACTIONS

The Company has non-cancelable operating leases for office space, equipment, and vehicles.  Total rent expense was $6,037,000 in 2007, $7,217,000 in 2006, and $7,311,000 in 2005. As of December 31, 2007, future minimum lease payments under non-cancelable operating leases were as follows: 2008 – $2,861,000; 2009 – $2,329,000; 2010 – $2,041,000; 2011 – $1,289,000; 2012 - $742,000; thereafter - $1,398,000.

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

A director of one of the Company's subsidiaries is a shareholderof a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $6,077,000, $5,718,000, and $5,363,000 in 2007, 2006, and 2005 respectively, and are recorded as an editorial expense.

As of December 31, 2007, approximately ten percent of the Company’s employees are covered by collective bargaining agreements that will expire in 2008.

(12)  STOCKHOLDERS’ EQUITY

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by the Company’s articles of incorporation.  Ownership of ClassA stock, which is voting, is restricted to active employees.  Class B stock and Class C stock are nonvoting.  No class of stock has preference over another upon declaration of dividends or liquidation.  As of December 31, 2007, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively. As of December 31 2007, outstanding shares of Class A, Class B, and Class C were 11,894,141, 16,827,084, and 12,440, respectively.

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (the Plans). Semiannually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.

Prior to January 1, 2006, the Company accounted for the sale of stock to its employees as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees(APB 25).  Under the provisions of APB 25, the sales of these shares were noncompensatory and, accordingly, the Company did not record any compensation expense related to the sale of stock.

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment  (FAS 123R), which supersedes APB 25.  The Company determined that the sale of its shares to employees under the Plans do not meet the criteria established under FAS 123R to be considered noncompensatory.  The Company also determined that under FAS 123R, certain shares issued under the Plans are required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period.  At December 31, 2006, 449,145 shares with an estimated fair value of $6.3 million were classified as liabilities. The Company recorded compensation expense of $258,000 and $445,000 in 2007 and 2006, respectively, related to these liability classified shares and other equity classified shares. The Company changed the stock plans so that shares issued in 2007 are at fair value and are no longer considered compensatory and no shares outstanding are required to be classified as liabilities.

Treasury share transactions were as follows:

	Treasury Stock Shares

	Class A	Class B	Class C

Balance, January 1, 2005	16,345,261	6,583,531	2,519,240

Sales to employees	(910,735)	---	---
Repurchases	592,751	1,832,846	---
Conversions of Class A to Class B	1,021,449	(1,021,449)	---

Balance, December 31, 2005	17,048,726	7,394,928	2,519,240

Sales to employees	(972,101)	---	---
Repurchases	520,467	499,976	---
Conversions of Class A to Class B	538,253	(538,253)	---

Balance, December 31, 2006	17,135,345	7,356,651	2,519,240

Sales to employees	(613,571)	---	---
Repurchases	812,430	1,222,785	---
Conversions of Class A to Class B	771,655	(771,655)	---

Balance, December 31, 2007	18,105,859	7,807,781	2,519,240

The Company's stockholders, when selling stock, are required to first tender them to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $9.2 million as of December 31, 2007, is known or expected to be tendered in 2008.  The actual value of the shares tendered will likely be higher.

Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 29,447,490 in 2007, 30,074,220 in 2006, and 31,362,350 in 2005.

The differences between amortized cost and fair value of the Company’s investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity.  Assets and liabilities of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at year-end exchange rates. Any resulting gain or loss is reported, net of taxes, as a component of Stockholders' Equity. The amount of the postretirement benefit plan’s obligations in excess of plan assets, that has not been recorded by postretirement benefit expense accounting, is reported, net of taxes, as a component of Stockholders’ Equity. The initial adoption of FAS 158, as described in Note 4, resulted in the recognition of an adjustment to the ending balance of accumulated other comprehensive income in Stockholders’ Equity.

(13) OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income encompasses all changes in Stockholders’ Equity except those arising from transactions with shareholders, and includes net income and other comprehensive income.

Elements of other comprehensive income (loss) are shown below (in thousands of dollars):

	2007	2006	2005

Holding gains on securities
arising during the year	$958	$2,769	$254
Less net gains included in net income	450	1,347	347
Changes in unrealized gains	508	1,422	(93)
Less income taxes	178	499	(33)
Net unrealized gains (losses)	330	923	(60)

Currency translation gains (losses)	(71)	(271)	220
Less income taxes	(25)	(95)	77
Net currency translation gains (losses)	(46)	(176)	143

Minimum pension liability adjustment	157	852	(1,009)
Less income taxes	61	351	(412)
Net minimum pension liability adjustment	96	501	(597)

Other comprehensive income (loss)	$380	$1,248	$(514)

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

Operating segment information is presented below (in thousands of dollars):

Year Ended December 31, 2007	Publishing	Printing	Software	Total
Revenues from external customers	$289,539	$35,673	$27,012	$352,224
Intersegment revenues	---	10,059	2,414	12,473
Gain on sale of building	92,524	---	---	92,524
Operating profit	130,364	2,608	7,716	140,688
Interest expense	4,467	204	---	4,671
Identifiable assets	389,839	21,224	32,181	443,244
Depreciation and amortization	7,227	1,058	34	8,319
Capital expenditures	112,774	1,710	23	114,507

Year Ended December 31, 2006	Publishing	Printing	Software	Total
Revenues from external customers	279,209	$37,886	$27,767	$344,862
Intersegment revenues	---	10,680	3,084	13,764
Operating profit	18,948	3,086	9,062	31,096
Interest expense	5,706	8	1	5,715
Identifiable assets	287,296	22,260	43,518	353,074
Depreciation and amortization	7,119	995	420	8,534
Goodwill impairment	11,576	---	---	11,576
Capital expenditures	2,418	3,566	21	6,005

Year Ended December 31, 2005	Publishing	Printing	Software	Total
Revenues from external customers	$272,619	$31,024	$25,393	$329,036
Intersegment revenues	---	10,773	2,416	13,189
Operating profit	31,755	3,012	6,281	41,048
Interest expense	6,032	9	---	6,041
Identifiable assets	272,961	18,427	47,261	338,649
Depreciation and amortization	7,659	921	1,182	9,762
Capital expenditures	2,025	889	22	2,936

The reconciliation of items differing from consolidated totals are shown below (in thousands of dollars):

	2007	2006	2005
Total interest expense for reportable segments	$4,671	$5,715	$6,041
Elimination of intersegment interest expense	(199)	(111)	(134)
Consolidated interest expense	$4,472	$5,604	$5,907

Total assets for reportable segments	$443,244	$353,074	$338,649
Elimination of intersegment assets	(43,716)	(18,648)	(19,767)
Consolidated assets	$399,528	$334,426	$318,882

The change in accounting for sales commissions described in Note 16 decreased reported segment assets by $2,549,000 and $197,000, and increased operating profit by $124,000 and $16,000 for publishing and software, respectively, in 2006. The change decreased reported segment assets by $2,621,000 and $208,000, and decreased operating profit  by $885,000 and $83,000 for publishing and software, respectively, in 2005. Total assets for reportable segments decreased by $2,746,000 and $2,829,000 for 2006 and 2005, respectively.

(15)    SELECTED QUARTERLY DATA

The following unaudited summary of quarterly financial information includes all adjustments necessary for a fair presentation for each period presented (in thousands of dollars, except per share amounts):

	Quarter Ended 2007
	March 24		June 16		September 8		December 31
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Before Change	Adjusted

Revenues	$77,871	$77,871	$78,671	$78,671	$81,344	$81,344	$114,338	$114,338
Gross Profit	36,987	36,987	37,272	37,272	39,621	39,621	54,043	54,043
Net Income	6,267	6,878	7,140	7,498	63,781	63,951	10,497	9,711

Earnings Per Share	$ .21	$ .23	$ .24	$ .25	$ 2.17	$ 2.18	$ .36	$ .33

	Quarter Ended 2006
	March 25		June 17		September 9		December 31
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

Revenues	$72,074	$72,074	$75,479	$75,479	$76,257	$76,257	$121,052	$121,052
Gross Profit	32,352	32,352	34,349	34,349	34,525	34,525	59,159	59,159
Net Income	4,165	4,367	5,239	5,471	5,004	5,093	4,963	4,522

Earnings Per Share	$ .14	$ .14	$ .17	$ .18	$ .17	$ .17	$ .17	$ .15

The Company’s financial reporting is based on thirteen four-week periods. Quarterly results are typically much stronger in the fourth quarter because three periods are in each of the first three fiscal quarters and four periods are in the fourth fiscal quarter. Earnings per share amounts for each quarter are required to be computed independently and may not total to the amount computed for the full year.

As described in Note 16, as of the fourth quarter of 2007, the Company adopted a change in accounting principle regarding commissions paid to sales representatives for sales of BNA, Tax Management, and BNA Software products.  Those costs now are expensed as incurred rather than being deferred and amortized over the customer subscription terms.  The results above are adjusted to retrospectively reflect the change. As described in Note 2, third quarter 2007 net income includes a $56.4 million gain on the sale of buildings.

Three major items affected the financial results for the fourth quarter of 2006.The elimination of the annual minimum royalties resulted in the recognition of $3.8 million of previously deferred royalty revenues, increasing net income by $2.3 million and earnings per share by $0.08. An updated software program, which included specified upgrades, was delivered to customers and $3.7 million of previously deferred revenues were recognized, increasing net income by $1.7 million and earnings per share by $0.06. The Company recorded a goodwill impairment expense of $11.6 million, as described in Note 7, reducing net income by $7.5 million and earnings per share by $0.25

(16)    ACCOUNTING CHANGES

As described in Note 4, the Company adopted the provisions of FAS 158, which requires the recognition of the underfunded status of defined benefit pension and other postretirement benefit plans as a liability in the consolidated balance sheets and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income.

During the fourth quarter, 2007, the Company elected to begin expensing sales commissions related to subscription sales as incurred, due in part to changes made to its commission structure. As permitted by SEC Staff Accounting Bulletin No. 104, these commissions were previously deferred and amortized over the subscription terms. The Company believes the new method of accounting for sales commissions is preferable, as it results in a more meaningful presentation of the Company’s assets. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

Adjustments for this accounting change resulted in changes to net income and (earnings per share) as follows: 2007, increased $353,000 ($0.01); 2006, increased $82,000 ($0.01); and 2005, reduced $579,000 ($0.02). In addition, as of January 1, 2005, this adjustment reduced retained earnings by $2,249,000. The adjustment had no effect on net cash flows from operations.

The following tables show the effects of the accounting change on the Company’s consolidated financial statements (in thousands of dollars, except per share data).

	2007			2006
	Commission Expense
	Before Change	After Change	Effect of Change	Commission Expense Reported Adjusted		Effect of Change

Income Statement:
Selling Expense	$56,890	$57,478	$(588)	$58,324	$58,184	$(140)
Income Before Income Taxes	141,194	141,782	588	31,235	31,375	140
Provision for Income Taxes	53,509	53,744	235	11,864	11,922	58
Net Income	87,685	88,038	353	19,371	19,453	82
Earnings per Share	2.98	2.99	.01	.64	.65	.01

Balance Sheet:
Deferred Selling Expenses	3,947	---	$(3,947)	4,535	---	(4,535)
Deferred Income
Taxes-Current	4,696	6,250	1,554	1,984	3,773	1,789
Retained Earnings	$200,396	$198,003	$(2,393)	$123,431	$120,685	$(2,746)

	2005
	Commission Expense Reported Adjusted		Effect of
			Change

Income Statement:
Selling Expense	$52,389	$53,357	$968
Income Before Income Taxes	40,241	39,273	(968)
Provision for Income Taxes	16,085	15,696	(389)
Net Income	24,156	23,577	(579)
Earnings per Share	.77	.75	(.02)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BUREAU OF NATIONAL AFFAIRS, INC.
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts--		Deductions--		End of
Description	of Period	Expenses	Describe		Describe		Period

VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY APPLY:

Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2007	$2,102	$660	$83 (a	)	$811 (b	)	$2,034
Year ended December 31, 2006	2,596	571	(440)(a	)	625 (b	)	2,102
Year ended December 31, 2005	2,097	537	190(a	)	228 (b	)	2,596

Allowance for Obsolete Inventory:
Year ended December 31, 2007	$680	$ ---					$680
Year ended December 31, 2006	588	92					680
Year ended December 31, 2005	561	27					588

Allowance for Deferred Tax Assets:
Year ended December 31, 2007	$658	$(57)					$601
Year ended December 31, 2006	536	122					658
Year ended December 31, 2005	413	123					536

Notes:
(a) Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable  not included in revenues.

(b) Net accounts written off.

PART II

 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with accountants on accounting and financial disclosures. As previously reported on Current Report on Form 8-K filed with the SEC on July 10, 2007, the Registrant changed our principal accountants from KPMG LLP to BDO Seidman, LLP.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of its disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO have concluded that our disclosure control policies and procedures are effective to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

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

The Company added personnel to address the first material weakness in internal control identified above. Specifically, a revenue accounting manager was hired by the accounting group to identify, review, and analyze complex sales transactions for proper recording of revenues, and to establish procedures necessary to maintain oversight.  Also, the Company and its consultants engaged in remediation efforts to address the material weakness in general controls over its computerized information systems, including the design, testing, and documentation of policies and procedures. After an evaluation of these efforts in the fourth quarter, the Company considers these previously identified material weaknesses to have been remedied as of December 31, 2007.

There have been no other changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B.   Other Information

None.

PART III
Except as set forth in this Form 10-K under Part I, Item 10, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, 13, and 14, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2007. Such information is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required under this Item 10 is contained in the Proxy Statement under the headings "I. Election of Directors", II. Corporate Governance, and "Biographical Sketches of Nominees," and is incorporated herein by reference.   The information below related to Executive Officers is omitted from the Proxy Statement in reliance on Instruction 3 to Regulation S-K, Item 401(b).

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2007.  Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

Name	Age	Present position and prior experience
Cynthia J. Bolbach	60	Vice President and Corporate Secretary
		Corporate Secretary since 1995
		and vice president since 2002. Joined
		BNA in 1972

Eunice L. Bumgardner	47	Vice President & General Counsel
		Vice president since 1996 and
		general counsel since 1995. Joined
		BNA in 1994.

Carol A. Clark	51	Vice President
		Vice president since 2001
		Previously served as technology director
		since 1997. Joined BNA in 1983.

Name	Age	Present position and prior experience
Sandra C. Degler	68	Chairman of the Board
		Chairman since 2004 and vice chairman
		1998-2004. Served as president of
		Tax Management Inc. from 1983 to 2000.
		Joined BNA in 1963.

Robert P. Ambrosini	51	Vice President and Chief Financial Officer
		Joined BNA in 2007. Served as Senior
		Vice President of Finance and Accounting
		for the National Geographic Channel
		2004-2006, and as Cheif Financial Officer
		of Black Entertainment Television, Inc.
		from 2000 to 2004.

Gilbert S. Lavine	56	Treasurer
		Treasurer since 1998. Joined BNA in 1985.

Gregory C. McCaffery	47	Vice President and Chief Operating Officer
		Vice president since 2000 and chief operating
		officer since 2003. Joined BNA in 1986

James R. Schneble	53	Controller
		Controller since 1990. Joined BNA in 1985.

Paul N. Wojcik	59	Vice Chairman, President and Chief
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

Item 13.    Certain Relationships and Related Transactions

The information required under this Item 13 is contained in the Proxy Statement under the heading "II. Corporate Governance" and "III. Executive Compensation" and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required under this Item 14 is contained in the Proxy Statement under the heading "IV. Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

(a) (1)	Financial Statements	Page
	Reports of Independent Registered Public Accounting Firm	25

	Consolidated Statements of Income for the years	27
	ended December 31, 2007, 2006 , and 2005
	Balance Sheets as of December 31, 2007 and 2006	28
	Consolidated Statements of Cash Flows and Consolidated	30
	Statements of Changes in Stockholders' Equity and
	Comprehensive Income for each of the years
	ended December 31, 2007, 2006 and 2005
	Notes to Consolidated Financial Statements	33

(2)	Financial Statement Schedule:
II	Valuation and Qualifying Accounts and Reserves
	for the years ended December 31, 2007, 2006, and 2005	54

(a) (3)	Exhibits

3.1	Certificate of Incorporation, as amended*

3.2	By laws, as amended.**

11	Statement re: Computation of Per Share Earnings is contained in the 2007
Consolidated Financial Statements in the Notes to Consolidated Financial Statements,
Note 12, "Stockholders' Equity"

18	Letter re: Change in accounting principle.

21	Subsidiaries of Registrant.***

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

99.1	Proxy Statement for the Annual Meeting of security holders to be held on April 19, 2008****

*	Incorporated by reference to the Company’s 2001 Form 10-K
Commission File Number 2-28286, filed on March 29, 2002.
The exhibit number indicated above corresponds to the
exhibit number in that filing.

**	Incorporated by reference to the 8K filed by the Company on
September 8, 2005. The exhibit number indicated above corresponds to the exhibit number in that filing.

***	Filed herewith.

****	Incorporated by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2007.

Upon written or oral request to the Company’s General Counsel, a copy of any of the above exhibits will be furnished at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.

By: /s/Paul N. Wojcik	By: /s/Robert P. Ambrosini
Paul N. Wojcik	Robert P. Ambrosini,
Chief Executive Officer	Vice President and Chief Financial Officer
(Chief Accounting Officer)

Date: March 27, 2007	Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: /s/Paul N. Wojcik
Paul N. Wojcik
Chairman of the Board of Directors
Director

Date: March 27, 2007

By: /s/Sandra Degler	March 27, 2007	By: /s/George J. Korphage	March 27, 2007
Sandra C. Degler	Date	George J. Korphage	Date
Chairman of the Board of Directors		Director

By: /s/Paul A. Blakely	March 27, 2007	By: /s/Gregory C. McCaffrey	March 27, 2007
Paul A. Blakely	Date	Gregory C. McCaffrey	Date
Director		Director

By: /s/Cynthia J. Bolbach	March 27, 2007	By: /s/Darren P. McKewen	March 27, 2007
Cynthia J. Bolbach	Date	Daren P. McKewen	Date
Director		Director

By: /s/Eunice Lin Bumgardner	March 27, 2007	By: /s/Jonathan Newcomb	March 27, 2007
Eunice Lin Bumgardner	Date	Jonathan Newcomb	Date
Director		Director

By: /s/Neil R. Froemming	March 27, 2007	By: /s/Susan E. Rice	March 27, 2007
Neil R. Froemming	Date	Susan E. Rice	Date
Director		Director

By: /s/Gerald S. Hobbs	March 27, 2007	By: /s/Ellen Taus	March 27, 2007
Gerald S. Hobbs	Date	Ellen Taus	Date
Director		Director

By: /s/Margaret S. Hullinger	March 27, 2007	By: /s/Daniel W. Toohey
Margaret S. Hullinger	Date	Daniel W. Toohey
Director		Director

Number	Exhibit Description	Sequential Page
		Number

3.1	Certificate of Incorporation, as amended	*

3.2	By laws, as amended	* *

11	Statement re: Computation of Per Share Earnings is contained in the 2007
	Consolidated financial Statements in the Notes to Consolidated Financial
	Statements , Note 12 "Stockholders Equity,"	49

18	Letter re: Change in Accounting Principle	62

21	Subsidiaries of Registrant	63

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	64

23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	65

31.1	Certification of the Chief Executive Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	66

31.2	Certification of the Chief Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	67

32.1	Certification of the Chief Executive Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	68

32.2	Certification of the Chief Financial Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	69

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2007	**

*	Incorporated by reference to the Company’s 2001 Form 10-K
	Commission File Number 2-28286, filed on March 29, 2002.
	The exhibit number indicated above corresponds to the
	exhibit number in that filing.

**	The Definitive Proxy Statement is expected to be filed with
	the SEC within 120 days of December 31, 2007.