Form 10-Q
period 2008-03-22
BUREAU OF NATIONAL AFFAIRS INC
filed 2008-05-01
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2008	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” "accelerated filer," and “smaller reporting company” in Rule 12b-2 of the Exchange Act   (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of March 22, 2008 was 11,990,429 Class A common shares, 16,853,896 Class B common shares, and 12,440 Class C common shares

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12-WEEKS ENDED MARCH 22, 2008 AND MARCH 24, 2007
(Unaudited)
(In thousands of dollars, except per share amounts)

	12 Weeks Ended
		March 24, 2007
	March 22, 2008	Adjusted*

OPERATING REVENUES	$75,261	$77,871

OPERATING EXPENSES:
Editorial, production, and distribution	39,260	40,884
Selling	11,917	12,164
General and administrative	13,000	14,007
TOTAL OPERATING EXPENSES	64,177	67,005

OPERATING PROFIT	11,084	10,816

INVESTMENT INCOME	1,240	1,226
INTEREST EXPENSE	(816)	(1,151)
INCOME BEFORE INCOME TAXES	11,508	10,891
PROVISION FOR INCOME TAXES	4,143	4,013

NET INCOME	7,365	6,878

OTHER COMPREHENSIVE (LOSS) INCOME	(701)	362

COMPREHENSIVE INCOME	$6,664	$7,240

EARNINGS PER SHARE	$.26	$.23

WEIGHTED AVERAGE SHARES OUTSTANDING	28,734,218	29,963,636

DIVIDENDS DECLARED PER SHARE	$.20	$.18

 *See Note 11.
 See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH, 2008 and DECEMBER 31, 2007

(In thousands of dollars)

	(Unaudited)
	March 22,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$35,132	$11,789
Short-term investments	9,916	10,378
Receivables (net of allowance for doubtful accounts of $1,547 at
March 22, 2008 and $2,034 at December 31, 2007)	29,129	42,432
Inventories	3,115	3,143
Prepaid expenses	2,737	4,589
Deferred income taxes	5,897	6,250
Total current assets	85,926	78,581

MARKETABLE SECURITIES	110,537	109,801

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	96,046	96,059
Furniture, fixtures and equipment	46,624	46,302
	166,312	166,003
Less-Accumulated depreciation	42,010	40,375
Net property and equipment	124,302	125,628

DEFERRED INCOME TAXES	15,191	13,864

GOODWILL	61,790	61,790

INTANGIBLE AND OTHER AMORTIZABLE ASSETS	10,063	9,741

OTHER ASSETS	247	123
Total assets	$408,056	$399,528

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 22, 2008 and DECEMBER 31, 2007

(In thousands of dollars)

	(Unaudited)
	March 22,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	13,161	17,543
Employee compensation and benefits payable	30,516	31,637
Income taxes payable	7,512	3,183
Dividends payable	5,784	---
Deferred revenues	139,410	140,044
Total current liabilities	206,883	202,907

LONG-TERM DEBT, less current portion	34,000	34,000

POSTRETIREMENT BENEFITS, less current portion	129,457	127,538

OTHER LIABILITIES	1,501	1,703
Total liabilities	371,841	366,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock issued, $1.00 par value--
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	38,299	35,772
Retained earnings	199,584	198,003
Treasury stock, at cost - 28,309,780 shares at March 22, 2008
and 28,432,880 at December 31, 2007	(227,774)	(227,202)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	839	1,822
Foreign currency translation adjustment	(280)	(287)
Postretirement benefits adjustment	(31,620)	(31,895)
Total stockholders' equity	36,215	33,380
Total liabilities and stockholders' equity	$408,056	$399,528

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 12-WEEKS ENDED MARCH 22, 2008 and MARCH 24, 2007
(Unaudited)
(In thousands of dollars)

	12 Weeks Ended
		March 24, 2007
	March 22, 2008	Adjusted*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,365	$6,878
Adjustments to reconcile net income to net
cash provided by operating activities--
Depreciation and amortization	2,442	1,687
Deferred income taxes	(641)	(867)
Gain on sales of securities	(125)	(21)
Others	(271)	270
Changes in operating assets and liabilities--
Receivables	13,790	14,760
Deferred revenues	(634)	(2,784)
Payables and accrued liabilities	(2,333)	(2,522)
Postretirement benefits	3,443	4,082
Inventories	28	67
Other assets and liabilities--net	1,537	588

Net cash provided by operating activities	24,601	22,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(309)	(1,255)
Purchase of publishing assets	(1,129)	(155)
Investment securities sales and maturities	21,690	7,619
Investment securities purchases	(23,044)	(9,111)

Net cash (used in) investing activities	(2,792)	(2,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	3,925	2,667
Purchases of treasury stock	(2,391)	(5,595)

Net cash provided by (used in) financing activities	1,534	(2,928)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,343	16,308

CASH AND CASH EQUIVALENTS, beginning of period	11,789	24,001

CASH AND CASH EQUIVALENTS, end of period	$35,132	$40,309

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$865	$1,070
Income taxes paid	455	536

*See Note 11.
See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
March 22, 2008
(Unaudited)

NOTE 1:  General

The primary business of The Bureau of National Affairs, Inc., (BNA, or “the Company”) is the publishing of legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users, mainly in the U.S.

BNA also provides printing services to customers in the mid-Atlantic region through its McArdle Printing Co., Inc. subsidiary.  The Company’s software businesses develop, produce, and market tax and financial planning software and electronic tax forms for U.S. customers.

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

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2007 Annual Report to shareholders.  Note disclosures which would substantially duplicate those contained in the 2007 Annual Report to shareholders have been omitted.  Certain prior year balances have been reclassified to conform to the current year presentation.

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

NOTE 2:  Revenues and Deferred Revenues

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

Deferred revenues at the end of the first quarter of 2008 consisted of $126.7 million of deferred subscription revenues and $12.7 million of deferred software revenues.  Deferred revenues at the end of 2007 consisted of $125.3 million of deferred subscription revenues and $14.7 million of deferred software revenues.

NOTE 3:  Inventories

Inventories consisted of the following (in thousands):

	March 22, 2008	December 31, 2007
Materials and supplies	$1,546	$1,528
Work in process	468	476
Finished goods	1,101	1,139
Totals	$3,115	$3,143

NOTE 4:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	March 22, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$25,970	$(19,799)	$25,970	$(19,299)
Customer Lists	5,880	(4,409)	4,751	(4,316)
Copyrights	9,145	(6,756)	9,145	(6,545)
Other	130	(98)	130	(95)
Total	$41,125	$(31,062)	$39,996	$(30,255)

Amortization expense for the above assets was $807,000 and $893,000, respectively, in the first quarter of 2008 and 2007.

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

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended
	03/22/08	03/24/07
Pension Benefits:
Service cost	$1,869	$2,012
Interest cost	2,737	2,666
Expected return on plan assets	(3,490)	(3,258)
Amortization of prior service cost
and net actuarial loss	15	57
Total	$1,131	$1,477

Other Postretirement Benefits:
Service cost	$1,252	$1,425
Interest cost	2,203	2,030
Expected return on plan assets	(530)	(516)
Amortization of prior service cost
and net actuarial loss	467	476
Total	$3,392	$3,415

Pension plan contributions were $14 million in 2007 and are expected to be $14 million in 2008.  No plan contributions were made in the first quarters of 2008 or 2007.

NOTE 6:   Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
March 22, 2008
Publishing	$62,071	$	---	$62,071	$8,029
Printing	8,635		2,413	6,222	324
Software	7,538		570	6,968	2,731
Total	$78,244		$2,983	$75,261	$11,084

March 24, 2007
Publishing	$63,140	$	---	$63,140	$7,200
Printing	9,521		2,184	7,337	371
Software	7,978		584	7,394	3,245
Total	$80,639		$2,768	$77,871	$10,816

NOTE 7:   Stockholders' Equity
There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (“the Plans”).  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  Dividends of $.20 per share were declared in March of 2008 and dividends of $.18 per share were declared in March of 2007.

Treasury stock as of March 22, 2008 and December 31, 2007, respectively, consisted of: Class A, 18,009,571 and 18,105,859 shares; Class B, 7,780,969 and 7,807,781 shares; and Class C, 2,519,240 and 2,519,240 shares.  As of March 22, 2008, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $11.3 million as of March 22, 2008, is known or expected to be tendered during the next twelve months.  The actual amount will likely be higher.

NOTE 8: Commitments, Contingencies, and Related-Party Transactions

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $1,477,000 and $1,427,000 in the first quarter of 2008 and 2007, respectively.

NOTE 9: Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (FAS 161).  This standard, which is effective January 1, 2009, requires enhanced disclosures with respect to derivatives and hedging activities.  The Company does not use derivatives and does not anticipate the adoption of FAS 161 will have a material impact on its financial statements

NOTE 10:   Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

In February 2008, the FASB deferred the effective date of FAS 157 until January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The impact on the financial statements from adoption of FAS 157 as it pertains to such nonfinancial assets and liabilities has not yet been determined.

In the first quarter of 2008, the Company adopted FAS 157 for financial assets and liabilities. There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

FAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:
Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Financial assets and liabilities carried at fair value measured on a recurring basis as of March 22, 2008 and the necessary disclosures are as follows (in thousands):

	Balance	Fair Value Measures at 3/22/08			Fair Value
	as of	Using Fair Value Hierarchy			as of
	3/22/08	Level 1	Level 2	Level 3	3/22/08
Assets
Cash and cash equivalents	$35,132	$35,132	---	---	$35,132
Short Term Investments	9,916	9,916	---	---	9,916
Marketable Securities	110,537	110,537	---	---	110,537
Total	$155,585	$155,585	---	---	$155,585

Liabilities:
Long Term Debt	$44,500	---	$47,676	---	$47,676
Total	$44,500	---	$47,676	---	$47,676

The fair values of short term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

The Company chose not to elect the fair value option as prescribed by FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as long term debt, accounts payable, and customer receivables are reported at their carrying values.

NOTE 11:   Accounting Change
During the fourth quarter of 2007, the Company adopted a change in accounting principle regarding commissions paid to sales representatives for sales of certain subscription products.  Those costs now are expensed as incurred rather than being deferred and amortized over the subscription terms.  Comparative financial statements for 2007 have been adjusted to apply the new method retrospectively.  The following table shows the effects of the accounting change on the Company’s consolidated financial statements (in thousands of dollars, except per share amounts):

	12 Weeks Ended
	March 24, 2007
	Reported	Adjusted
Selling Expense	$13,186	$12,164
Income Before Income Taxes	9,869	10,891
Provision for Income Taxes	3,602	4,013
Net Income	6,267	6,878

Earnings per Share	.21	.23

In addition, the adjustment reduced retained earnings as of January 1, 2007 by $2,746,000.  The adjustment had no effect on net cash flows from operations.

PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company’s 2007 Annual Report to shareholders, which provides a more thorough discussion of the Company’s business and operations. This interim report is intended to provide an update of the disclosures contained in the 2007 Annual Report to shareholders and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

Overview
BNA operates in three business segments -- publishing, printing, and software. The publishing segment, which generated 82 percent of consolidated 2007 revenues, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other non-profit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and motivated employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes in legal, regulatory, tax, and business practices and trends.

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

BNA pursues a Web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access and by subscription on the major legal online services -- Lexis and Westlaw -- for many years. In addition, BNA began to sell subscriptions to its tax content products on CCH's tax network in late 2005 and on RIA's tax network in early 2006. These networks, along with BNA's online networks and print, provide customers with a variety of product delivery options.

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

Results of Operations
Twelve weeks 2008 compared to Twelve weeks 2007

BNA’s financial results in the first quarter of 2008 showed mixed results. Publishing revenues were down, but lower expenses led to higher consolidated profits. Printing and Software had lower sales and profits.

Net income for the first quarter was $7.4 million compared to $6.9 million in 2007. Earnings per share were $.26 for the first quarter versus $.23 in 2007.

Publishing segment revenues were down 1.7 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues were up 0.8 percent when compared to the first quarter of 2007, which had included an additional calendar day (revenues are recognized on a daily basis). BNA International revenues were up 11.3 percent, including additional revenues generated by the newly acquired EATI, a membership organization specializing in conferences. All other publishing segment businesses were down. BNA Books revenues were down $0.5 million, or 22 percent, compared to the strong first quarter in 2007, which had benefited from more title releases. Kennedy Information’s revenues were down 17 percent due in part to the timing of the completion of consulting contracts, and to later research report release dates. IOMA revenues were down 8.2 percent due to lower audio conference revenues and to lower subscription revenues due in part to delayed fulfillment necessitated by their headquarters relocation just before the end of the quarter. Publishing operating expenses were down 3.4 percent mostly due to lower employment costs, offset by higher outside services.

Printing segment total revenues were down 9.3 percent compared to 2007.  Commercial sales were down 15.2 percent due to the general economic slowdown. Intersegment revenues were up 10.5 percent, but are nonetheless expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 9.2 percent, reflecting lower production and selling costs.  The operating profit was $324,000 in 2008 compared to $371,000 in 2007.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) decreased 5.5 percent compared to 2007 and expenses were up 1.6 percent.  BNA Software revenues decreased slightly (0.5 percent) from the first quarter of 2007. Operating expenses were up 2.8 percent. BNA Software’s operating profit was $1.6 million in 2008 compared to $1.7 million in the same period of 2007. STF total revenues declined 17.3 percent compared to 2007, mostly due to the timing of the release of product updates.  Operating expenses were down 4.1 percent, but STF’s lower revenues led to a 25 percent decrease in operating profit. The total software segment’s operating profit decreased 15.8 percent to $2.7 million.

Investment income increased slightly, reflecting higher yields, offset by lower gains on sales of securities. Interest expense was lower due to lower term debt balances. Other comprehensive income reflected an unrealized holding loss in 2008 compared to a gain in 2007.

Outlook. The timing of books, research reports, and product update releases, the completion of consulting contracts compared to last year, and IOMA’s move have all contributed to lower revenues in the first quarter, but economic factors are playing a part, as well,especially in the printing segment.  While BNA’s strong balance sheet has us positioned to weather an economic downturn, we are not immune. Competitive pricing pressures and discretionary spending patterns are changing and their impact, if any, on BNA may not yet be fully apparent.

Despite modest uncertainty on the revenue side, we continue to manage costs well, which has allowed us to show improvement in operating profit through the first quarter. While it is still very early in the year, it is clear is that we will need to keep a watchful eye on the economy and continue to proactively manage costs.

Financial Position

Customer cash receipts were down 1.1 percent, but operating expenditures decreased 5.1 percent, and cash provided from operating activities increased 11.1 percent in the first quarter of 2008 to $24.6 million. Cash used for investing activities was $2.8 million. Purchased customer lists amounted to $1.1 million, capital expenditures were $0.3 million and net cash used for securities investments totaled $1.4 million. Cash provided from financing activities netted to $1.5 million. Capital stock repurchases were $2.4 million and receipts for sales of capital stock to employees totaled $3.9 million.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2007.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our CEO and CFO have found such controls to be effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 22, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended March 22, 2008, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2008- January 26, 2008	49,772	$15.00
January 27, 2008- February 23, 2008	21,343	$15.00
February 24, 2008 – March 22, 2009	86,153	$15.37

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 19, 2008.  A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with the meeting.

Results of the election for ten stockholder directors and five independent, non-stockholder directors:

Stockholder Candidates:
Nominee	Shares Voted for

Paul N. Wojcik	6,141,196
Gregory C. McCaffery	6,102,762
Marcia P. Kaplan	5,552,369
George J. Korphage	5,133,797
Cynthia J. Bolbach	4,856,557
Paul A. Blakely	4,831,757
Neil R. Froemming	4,604,169
Eunice L. Bumgardner	4,588,242
Sandra C. Degler	4,173,635
Darren P. McKewen	3,942,323

Margret S. Hullinger	3,941,370

Independent Candidates:
Nominee	Shares Voted for

Ellen Taus	5,303,042
Susan E. Rice	5,230,042
Jonathan Newcomb	5,211,410
Gerald S. Hobbs	5,181,808
Daniel W. Toohey	4,946,849

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Registrant

May 1, 2008	By: /s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

May 1, 2008	By: /s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer