Form 10-Q
period 2008-06-14
BUREAU OF NATIONAL AFFAIRS INC
filed 2008-07-25
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2008	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of June 14, 2008 was 11,643,820 Class A common shares, 16,467,197 Class B common shares, and 12,440 Class C common shares

Table of Contnents

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 24 WEEKS ENDED JUNE 14, 2008 AND JUNE 16, 2007
(Unaudited)
(In thousands of dollars, except per share amounts)

	24 Weeks Ended
		June 16, 2007
	June 14, 2008	Adjusted*

OPERATING REVENUES	$154,977	$156,542

OPERATING EXPENSES:
Editorial, production, and distribution	81,177	82,283
Selling	24,164	25,050
General and administrative	26,408	27,050
TOTAL OPERATING EXPENSES	131,749	134,383

OPERATING PROFIT	23,228	22,159

INVESTMENT INCOME	2,505	2,423
INTEREST EXPENSE	(1,581)	(2,110)
INCOME BEFORE INCOME TAXES	24,152	22,472
PROVISION FOR INCOME TAXES	8,695	8,096

NET INCOME	15,457	14,376

OTHER COMPREHENSIVE (LOSS) INCOME	(268)	63

COMPREHENSIVE INCOME	$15,189	$14,439

EARNINGS PER SHARE	$.54	$.48

WEIGHTED AVERAGE SHARES OUTSTANDING	28,524,599	29,797,740

DIVIDENDS DECLARED PER SHARE	$.20	$.18

 *See Note 10.
 See accompanying notes to condensed consolidated financial statements.

Table of Contnents

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED JUNE 14, 2008 AND JUNE 16, 2007
(Unaudited)
(In thousands of dollars, except per share amounts)

	12 Weeks Ended
		June 16, 2007
	June 14, 2008	Adjusted*

OPERATING REVENUES	$79,716	$78,671

OPERATING EXPENSES:
Editorial, production, and distribution	41,917	41,399
Selling	12,247	12,886
General and administrative	13,408	13,043
TOTAL OPERATING EXPENSES	67,572	67,328

OPERATING PROFIT	12,144	11,343

INVESTMENT INCOME	1,265	1,197
INTEREST EXPENSE	(765)	(959)
INCOME BEFORE INCOME TAXES	12,644	11,581
PROVISION FOR INCOME TAXES	4,552	4,083

NET INCOME	8,092	7,498

OTHER COMPREHENSIVE INCOME (LOSS)	433	(299)

COMPREHENSIVE INCOME	$8,525	$7,199

EARNINGS PER SHARE	$.29	$.25

WEIGHTED AVERAGE SHARES OUTSTANDING	28,335,312	29,667,067

 *See Note 10.
 See accompanying notes to condensed consolidated financial statements

Table of Contnents

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 14, 2008 and DECEMBER 31, 2007

(In thousands of dollars)

	(Unaudited)
	June 14,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$19,751	$11,789
Short-term investments	9,102	10,378
Receivables (net of allowance for doubtful accounts of $1,403 at
June 14, 2008 and $2,034 at December 31, 2007)	30,932	42,432
Inventories	3,022	3,143
Prepaid expenses	4,844	4,589
Deferred income taxes	552	905
Total current assets	68,203	73,236

MARKETABLE SECURITIES	111,537	109,801

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	96,109	96,059
Furniture, fixtures and equipment	46,434	46,302
	166,185	166,003
Less-Accumulated depreciation	42,414	40,375
Net property and equipment	123,771	125,628

DEFERRED INCOME TAXES	21,335	19,209

GOODWILL	61,790	61,790

INTANGIBLE AND OTHER AMORTIZABLE ASSETS	9,780	9,741

OTHER ASSETS	69	123
Total assets	$396,485	$399,528

See accompanying notes to condensed consolidated financial statements.

Table of Contnents

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 14, 2008 and DECEMBER 31, 2007

(In thousands of dollars)

	(Unaudited)
	June 14,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	13,590	17,543
Employee compensation and benefits payable	17,030	18,559
Income taxes payable	7,762	3,183
Deferred revenues	138,079	140,044
Total current liabilities	186,961	189,829

LONG-TERM DEBT, less current portion	31,000	34,000

POSTRETIREMENT BENEFITS, less current portion	143,625	140,616

OTHER LIABILITIES	1,525	1,703
Total liabilities	363,111	366,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock issued, $1.00 par value--
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	38,960	35,772
Retained earnings	207,676	198,003
Treasury stock, at cost - 29,043,088 shares at June 14, 2008
and 28,432,880 at December 31, 2007	(239,801)	(227,202)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	845	1,822
Foreign currency translation adjustment	(271)	(287)
Postretirement benefits adjustment	(31,202)	(31,895)
Total stockholders' equity	33,374	33,380
Total liabilities and stockholders' equity	$396,485	$399,528

See accompanying notes to condensed consolidated financial statements.

Table of Contnents

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24 WEEKS ENDED JUNE 14, 2008 and JUNE 16, 2007
(Unaudited)
(In thousands of dollars)

	24 Weeks Ended
		June 16, 2007
	June 14, 2008	Adjusted*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,457	$14,376
Adjustments to reconcile net income to net
cash provided by operating activities--
Depreciation and amortization	4,717	3,350
Deferred income taxes	(1,736)	(1,416)
Gain on sales of securities	(254)	(44)
Others	(192)	(22)
Changes in operating assets and liabilities--
Receivables	12,131	11,138
Deferred revenues	(1,965)	(2,567)
Payables and accrued liabilities	(835)	(10,281)
Postretirement benefits	4,157	924
Inventories	121	(8)
Other assets and liabilities--net	(354)	64

Net cash provided by operating activities	31,247	15,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,300)	(4,023)
Purchase of publishing assets	(1,109)	(155)
Capitalized software	(499)	---
Investment securities sales and maturities	34,181	32,144
Investment securities purchases	(36,319)	(34,803)

Net cash (used in) investing activities	(5,046)	(6,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	5,443	3,744
Purchases of treasury stock	(14,898)	(13,920)
Payment of long-term debt	(3,000)	(3,000)
Dividends paid	(5,784)	(5,396)

Net cash (used in) financing activities	(18,239)	(18,572)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,962	(9,895)

CASH AND CASH EQUIVALENTS, beginning of period	11,789	24,001

CASH AND CASH EQUIVALENTS, end of period	$19,751	$14,106

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$1,720	$2,278
Income taxes paid	5,811	6,294

*See Note 10.
See accompanying notes to condensed consolidated financial statements.

Table of Contnents

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
June14, 2008
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

Table of Contnents

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

Deferred revenues at the end of the second quarter of 2008 consisted of $124.7 million of deferred subscription revenues and $13.4 million of deferred software revenues.  Deferred revenues at the end of 2007 consisted of $125.3 million of deferred subscription revenues and $14.7 million of deferred software revenues.

NOTE 3:  Inventories

Inventories consisted of the following (in thousands):

	June 14, 2008	December 31, 2007
Materials and supplies	$1,403	$1,528
Work in process	559	476
Finished goods	1,060	1,139
Totals	$3,022	$3,143

NOTE 4:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	June 14, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$26,438	$(20,221)	$25,970	$(19,299)
Customer Lists	5,860	(4,504)	4,751	(4,316)
Copyrights	9,145	(6,967)	9,145	(6,545)
Other	130	(101)	130	(95)
Total	$41,573	$(31,793)	$39,996	$(30,255)

Amortization expense for the above assets was $1,569,000 and $1,754,000, respectively, in the first two quarters of 2008 and 2007.  During 2008, gross assets of $1,608,000 were added and $31,000 were written off.

Table of Contnents

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

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		24 Weeks Ended
	06/14/08	06/16/07	06/14/08	06/16/07
Pension Benefits:
Service cost	$1,624	$1,679	$3,493	$3,691
Interest cost	2,925	2,526	5,662	5,192
Expected return on plan assets	(3,670)	(3,419)	(7,160)	(6,677)
Amortization of prior service cost
and net actuarial loss	63	118	78	175
Total	$942	$904	$2,073	$2,381

Other Postretirement Benefits:
Service cost	$1,401	$1,192	$2,653	$2,617
Interest cost	2,318	1,756	4,521	3,786
Expected return on plan assets	(490)	(524)	(1,020)	(1,040)
Amortization of prior service cost
and net actuarial loss	626	471	1,093	947
Total	$3,855	$2,895	$7,247	$6,310

Pension plan contributions were $14 million in 2007 and are expected to be $14 million in 2008. Plan contributions amounted to $3 million for the first two quarters of 2008 and $6 million for the first two quarters of 2007.

Table of Contnents

NOTE 6:  Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
June 14, 2008
Publishing	$66,502	$	---	$66,502	$9,988
Printing	9,358		2,513	6,845	510
Software	6,953		584	6,369	1,646

Total	$82,813		$3,097	$79,716	$12,144

June 16, 2007
Publishing	$65,117	$	---	$65,117	$9,154
Printing	9,997		2,341	7,656	621
Software	6,439		541	5,898	1,568
Total	$81,553		$2,882	$78,671	$11,343

24 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
June 14, 2008
Publishing	$128,573	$	---	$128,573	$18,017
Printing	17,993		4,926	13,067	834
Software	14,491		1,154	13,337	4,377

Total	$161,057		$6,080	$154,977	$23,228

June 16, 2007
Publishing	$128,257	$	---	$128,257	$16,354
Printing	19,518		4,525	14,993	992
Software	14,417		1,125	13,292	4,813
Total	$162,192		$5,650	$156,542	$22,159

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

Treasury stock as of June 14, 2008 and December 31, 2007, respectively, consisted of: Class A, 18,356,180 and 18,105,859 shares; Class B, 8,167,668 and 7,807,781 shares; and Class C, 2,519,240 and 2,519,240 shares.  As of June 14, 2008, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000, respectively.

When selling stock, the Company’s stockholders are required first to tender the shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $3.3 million as of June 14, 2008 is known or expected to be tendered during the next twelve months.  The actual amount likely will be higher.

Table of Contnents

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $2,968,000 and $2,833,000 in the first half of 2008 and 2007, respectively.

NOTE 9: Fair Value Measurements

In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to alll other accounting pronouncements that require or permit fair value measurements.

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

Table of Contnents

Financial assets and liabilities carried at fair value measured on a recurring basis as of June 14, 2008 and the necessary disclosures are as follows (in thousands):
	Balance	Fair Value Measures at 6/14/08			Fair Value
	as of	Using Fair Value Hierarchy			as of
	6/14/08	Level 1	Level 2	Level 3	6/14/08
Assets
Cash and cash equivalents	$19,751	$19,751	---	---	$19,751
Short Term Investments	9,102	9,102	---	---	9,102
Marketable Securities	111,537	111,537	---	---	111,537
Total	$140,390	$140,390	---	---	$140,390

Liabilities:
Long Term Debt	$41,500	---	$43,562	---	$43,562
Total	$41,500	---	$43,562	---	$43,562

The fair values of short term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

NOTE 10: Accounting Change

During the fourth quarter of 2007, the Company adopted a change in accounting principle regarding commissions paid to sales representatives for sales of certain subscription products.  Those costs now are expensed as incurred rather than being deferred and amortized over the subscription terms.  Comparative financial statements for 2007 have been adjusted to apply the new method retrospectively.  The following table shows the effects of the accounting change on the Company's consolidated financial statements (in thousands of dollars, except per share amounts):

	12 Weeks Ended June 16, 2007		24 Weeks Ended June 16, 2007
	Reported	Adjusted	Reported	Adjusted

Selling Expense	$13,486	$12,886	$26,672	$25,050
Income Before Income Taxes	10,981	11,581	20,850	22,472
Provision for Income Taxes	3,841	4,083	7,443	8,096
Net Income	7,140	7,498	13,407	14,376
Earnings per Share	.24	.25	.45	.48

In addition, the adjustment reduced retained earnings as of January 1, 2007 by $2,746,000.  The adjustment had no effect on net cash flows from operations.

Table of Contnents

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

Overview

BNA operates in three business segments—publishing, printing, and software. The publishing segment, which generated 82 percent of consolidated 2007 revenues, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other non-profit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and motivated employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes in legal, regulatory, tax, and business practices and trends.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

Electronic products now make up over two-thirds of the legal and regulatory subscription base. Their migration to a next-generation Web platform, BNA’s Web Delivery System (BWD), which was begun in 2001, is nearing completion. Most products are now available on BWD, and the rest will be moved off legacy platforms by 2009. This will improve efficiency and increase our flexibility to combine and customize product offerings for more specialized markets.

BNA pursues a Web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access and by subscription on the major legal online services—Lexis and Westlaw—for many years. In addition, BNA began to sell subscriptions to its tax content products on CCH's tax network in late 2005 and on RIA's tax network in early 2006. These networks, along with BNA's online networks and print, provide customers with a variety of product delivery options.

Table of Contnents

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

Results of Operations
Twenty-four weeks 2008 compared to twenty-four weeks 2007

BNA’s 2008 financial results showed higher consolidated profits due to higher publishing and software revenues and lower publishing expenses. Consolidated revenues, however, were lower due to continuing printing segment revenue declines.

Consolidated revenues were just under $155 million, down 1.0 percent compared to 2007. Consolidated expenses were down 2.0 percent and operating profit was $23.2 million, an increase of 4.8 percent from 2007. Earnings per share were $.54 for the first half versus $.48 in 2007.

Publishing segment revenues were up 0.2 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues were up 2.3 percent when compared to the first half of 2007 and BNA International revenues were up 19 percent, including additional revenues generated by the newly acquired European American Tax Institute (EATI), a membership organization specializing in conferences. The other publishing segment businesses were down. BNA Books revenues were down $0.6 million, or 16.8 percent, due to the timing of title releases. Kennedy Information’s revenues were down 18.0 percent due in part to the timing of the completion of consulting contracts, and to later research report release dates. IOMA revenues were down 4.2 percent due to lower audio conference revenues and to lower subscription revenues. Publishing operating expenses were down 1.2 percent mostly due to lower employment costs.

Printing segment total revenues were down 7.8 percent compared to 2007.  Commercial sales were down 12.8 percent due to less business from existing customers and the general economic slowdown. Intersegment revenues were up 8.9 percent, but are nonetheless expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 7.4 percent, reflecting lower production and selling costs.  The operating profit was $834,000 in 2008, compared to $992,000 in 2007.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 0.5 percent compared to 2007 and expenses were up 5.3 percent.  BNA Software revenues increased 2.7 percent compared to the first half of 2007. Operating expenses were up 6.6 percent. BNA Software’s operating profit was $3.0 million in 2008 compared to $3.2 million in the same period of 2007. STF total revenues declined 6.7 percent compared to 2007, mostly due to the timing of the release of products.  Operating expenses were down 1.1 percent, but STF’s lower revenues led to a 12.7 percent decrease in operating profit. The total software segment’s operating profit decreased 9.1 percent to $4.4 million.

Table of Contnents

Investment income increased slightly, reflecting gains on sales of securities. Interest expense was lower due to lower term debt balances. Other comprehensive (loss) income reflected an unrealized holding loss in 2008 compared to a gain in 2007 and a postretirement benefits liability adjustment.

Twelve weeks 2008 compared to twelve weeks 2007

For the second quarter only, consolidated revenues increased 1.3 percent. Publishing segment revenues were up 2.1 percent due to improvements in BNA Parent and Tax Management subscription and online revenues and additional EATI revenues. Software segment revenues were up 8.0 percent, reflecting higher revenues for both BNA Software and STF, while printing segment revenues were down 6.4 percent. Operating expenses were up just 0.4 percent, due to the continued emphasis on cost containment and lower variable printing segment costs. Operating profit was up 7.1 percent and net income was up 7.9 percent. Earnings per share for the quarter was $.29 in 2008 and $.25 in 2007.

Outlook

The timing of books, research reports, and product releases, and the completion of consulting contracts compared to last year, have all contributed to lower revenues in the first half, but economic factors are playing a part, as well, especially in the printing segment.  While BNA’s strong balance sheet has it positioned to weather an economic downturn, we are not immune. Competitive pricing pressures and discretionary spending patterns are changing and their impact, if any, on BNA may not yet be fully apparent.

Despite modest uncertainty on the revenue side, we continue to manage costs well, which has allowed us to show improvement in operating profit through the first two quarters. While it is still early in the year, it is clear is that we will need to keep a watchful eye on the economy and continue to proactively manage costs.

Financial Position

Customer cash receipts were up 0.9 percent, but operating expenditures decreased 9.5 percent, and cash provided from operating activities more than doubled in the first half of 2008 to $31.2 million. 2007 expenditures included an additional $3.0 million contribution to the pension plan (due to the timing of the contributions) and a $6.8 million deferred real estate tax payment.

Cash used in investing activities was $5.0 million. Purchased customer lists amounted to $1.1 million, capital expenditures were $1.8 million and net cash used for securities investments totaled $2.1 million.

Cash used in financing activities netted to $18.2 million. Receipts for sales of capital stock to employees totaled $5.5 million. Capital stock repurchases were $14.9 million. Debt principal repayments amounted to $3.0 million and the Company paid cash dividends of $5.8 million.

With over $140 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2007.

Table of Contnents

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, the CEO and CFO have found such controls to be effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 14, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended June 14, 2008, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

March 23, 2008 - April 19, 2008	614,799	$15.50
April 20, 2008 - May 17, 2008	115,429	$15.50
May 18, 2008 – June 14, 2008	76,741	$15.50

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Table of Contnents

Item 4.	Submission of Matters to a Vote of Security Holders

See form 10-Q for the quarter ended March 22, 2008 for the results of the election of directors held at the annual meeting for stockholders on April 19, 2008.

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

Table of Contnents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Registrant

July 25, 2008	By: s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

July 25, 2008	By: s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer