Form 10-Q
period 2008-09-06
BUREAU OF NATIONAL AFFAIRS INC
filed 2008-10-17
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2008	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 20, 2008 was 11,584,419 Class A common shares, 16,574,755 Class B common shares, and 12,440 Class C common shares

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 36 WEEKS ENDED SEPTEMBER 6, 2008 and SEPTEMBER 8, 2007
(Unaudited)
(In thousands of dollars, except per share amounts)

	36 Weeks Ended
	September 6, 2008	September 8, 2007
		Adjusted*

OPERATING REVENUES	$233,166	$237,886

OPERATING EXPENSES:
Editorial, production, and distribution	122,425	124,006
Selling	36,858	37,801
General and administrative	39,892	42,345

TOTAL OPERATING EXPENSES	199,175	204,152

(LOSS) GAIN ON DISPOSITIONS	(12)	92,364

OPERATING PROFIT	33,979	126,098

INVESTMENT INCOME	3,063	3,597
INTEREST EXPENSE	(2,337)	(3,293)

INCOME BEFORE INCOME TAXES	34,705	126,402
PROVISION FOR INCOME TAXES	12,494	48,075

NET INCOME	22,211	78,327

OTHER COMPREHENSIVE (LOSS) INCOME	(240)	265

COMPREHENSIVE INCOME	$21,971	$78,592

EARNINGS PER SHARE	$0.78	$2.64

WEIGHTED AVERAGE SHARES OUTSTANDING	28,355,717	29,657,820

 *See Note 10.
 See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED SEPTEMBER 6, 2008 and SEPTEMBER 8, 2007
(Unaudited)
(In thousands of dollars, except per share amounts)

	12 Weeks Ended
	September 6, 2008	September 8, 2007
		Adjusted*

OPERATING REVENUES	$78,189	$81,344

OPERATING EXPENSES:
Editorial, production, and distribution	41,248	41,723
Selling	12,694	12,751
General and administrative	13,484	15,295

TOTAL OPERATING EXPENSES	67,426	69,769

(LOSS) GAIN ON DISPOSITIONS	(12)	92,364

OPERATING PROFIT	10,751	103,939

INVESTMENT INCOME	558	1,174
INTEREST EXPENSE	(756)	(1,183)

INCOME BEFORE INCOME TAXES	10,553	103,930
PROVISION FOR INCOME TAXES	3,799	39,979

NET INCOME	6,754	63,951

OTHER COMPREHENSIVE INCOME	28	202

COMPREHENSIVE INCOME	$6,782	$64,153

EARNINGS PER SHARE	$0.24	$2.18

WEIGHTED AVERAGE SHARES OUTSTANDING	28,017,954	29,360,323

 *See Note 10.
 See accompanying notes to condensed consolidated financial statements

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 6, 2008 and DECEMBER 31, 2007

(In thousands of dollars)

	(Unaudited)
	September 6,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$21,394	$11,789
Short-term investments	9,712	10,378
Receivables (net of allowance for doubtful accounts of
$1,425 at Sept. 6, 2008 and $2,034 at Dec. 31, 2007)	30,831	42,432
Inventories	4,653	3,143
Prepaid expenses	4,691	4,589
Deferred income taxes	552	905

Total current assets	71,833	73,236

MARKETABLE SECURITIES	112,015	109,801

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	95,709	96,059
Furniture, fixtures and equipment	46,633	46,302

	165,984	166,003
Less-Accumulated depreciation	43,891	40,375

Net property and equipment	122,093	125,628

DEFERRED INCOME TAXES	22,230	19,209

GOODWILL	61,790	61,790

INTANGIBLE AND OTHER AMORTIZABLE ASSETS	9,069	9,741

OTHER ASSETS	1,818	123
Total assets	$400,848	$399,528

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 6, 2008 and DECEMBER 31, 2007

(In thousands of dollars)

	(Unaudited)
	September 6,	December 31,
LIABILITES AND STOCKHOLDERS' EQUITY	2008	2008

CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	15,478	17,543
Employee compensation and benefits payable	20,582	18,559
Income taxes payable	7,776	3,183
Deferred revenues	140,048	140,044

Total current liabilities	194,384	189,829

LONG-TERM DEBT, less current portion	31,000	34,000

POSTRETIREMENT BENEFITS, less current portion	137,423	140,616

OTHER LIABILITIES	1,482	1,703

Total liabilities	364,289	366,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	38,960	35,772
Retained earnings	214,430	198,003
Treasury stock, at cost — 29,275,154 shares at
Sept. 6, 2008 and 28,432,880 at Dec. 31, 2007	(243,398)	(227,202)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	458	1,822
Foreign currency translation adjustment	(202)	(287)
Postretirement benefits adjustment	(30,856)	(31,895)
Total stockholders' equity	36,559	33,380
Total liabilities and stockholders' equity	$400,848	$399,528

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 36 WEEKS ENDED SEPTEMBER 6, 2008 and SEPTEMBER 8, 2007
(Unaudited)
(In thousands of dollars)

	36 Weeks Ended
	September 6, 2008	September 8, 2007
		Adjusted*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,211	$78,327
Adjustments to reconcile net income to net
cash provided by operating activities—
Depreciation and amortization	6,989	6,227
Deferred income taxes	(2,702)	32,200
Gain on sales of securities	280	(80)
Gain on sale of buildings	---	(92,524)
Others	47	882
Changes in operating assets and liabilities—
Receivables	12,210	9,112
Deferred revenues	4	(412)
Payables and accrued liabilities	1,284	1,823
Postretirement benefits	(3,204)	(1,571)
Inventories	(1,510)	(556)
Other assets and liabilities—net	(142)	(1,974)

Net cash provided by operating activities	35,467	31,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of buildings	---	106,090
Purchase of building and improvements	---	(103,955)
Headquarters purchase price adjustment	450	---
Purchase of property and equipment	(1,600)	(7,465)
Purchase of publishing assets	(1,005)	(155)
Capitalized software	(636)	(341)
Investment securities sales and maturities	48,922	61,477
Investment securities purchases	(52,477)	(64,822)

Net cash (used in) investing activities	(6,346)	(9,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	7,763	6,026
Purchases of treasury stock	(18,495)	(16,081)
Payment of long-term debt	(3,000)	(3,000)
Dividends paid	(5,784)	(5,396)

Net cash (used in) financing activities	(19,516)	(18,451)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,605	3,832

CASH AND CASH EQUIVALENTS, beginning of period	11,789	24,001

CASH AND CASH EQUIVALENTS, end of period	$21,394	$27,833

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$2,516	$3,287
Income taxes paid	10,599	8,459

*See Note 10.
See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
September 6, 2008
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

Deferred revenues at the end of the third quarter of 2008 consisted of $123.5 million of deferred subscription revenues and $16.5 million of deferred software revenues.  Deferred revenues at the end of 2007 consisted of $125.3 million of deferred subscription revenues and $14.7 million of deferred software revenues.

NOTE 3:  Inventories

Inventories consisted of the following (in thousands of dollars):

	September 6, 2008	December 31, 2007
Materials and supplies	$2,487	$1,528
Work in process	1,116	476
Finished goods	1,050	1,139
Totals	$4,653	$3,143

NOTE 4:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	September 6, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$25,247	$(19,356)	$25,970	$(19,299)
Customer Lists	5,756	(4,572)	4,751	(4,316)
Copyrights	9,145	(7,178)	9,145	(6,545)
Other	130	(103)	130	(95)
Total	$40,278	$(31,209)	$39,996	$(30,255)

Amortization expense for the above assets was $2,313,000 and $3,406,000, respectively, in the first three quarters of 2008 and 2007.  During the first three quarters of 2008, gross assets of $1,641,000 were added and $1,359,000 were written off.

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

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		36 Weeks Ended
	09/06/08	09/08/07	09/06/08	09/08/07
Pension Benefits:
Service cost	$1,747	$1,845	$5,240	$5,536
Interest cost	2,831	2,596	8,493	7,788
Expected return on plan assets	(3,580)	(3,339)	(10,740)	(10,016)
Amortization of prior service cost
and net actuarial loss	39	88	117	263
Total	$1,037	$1,190	$3,110	$3,571

Other Postretirement Benefits:
Service cost	$1,326	$1,309	$3,979	$3,926
Interest cost	2,260	1,893	6,781	5,679
Expected return on plan assets	(510)	(520)	(1,530)	(1,560)
Amortization of prior service cost
and net actuarial loss	547	473	1,640	1,420
Total	$3,623	$3,155	$10,870	$9,465

Plan contributions amounted to $14 million for the first three quarters of 2008 and $12 million for the first three quarters of 2007.

NOTE 6:  Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
September 6, 2008
Publishing	$64,886	$	---	$64,886	$8,986
Printing	9,450		2,249	7,201	212
Software	6,710		608	6,102	1,553

Total	$81,046		$2,857	$78,189	$10,751

September 8, 2007
Publishing (a)	$67,456	$	---	$67,456	$101,817
Printing	10,378		2,337	8,041	520
Software	6,398		551	5,847	1,602
Total	$84,232		$2,888	$81,344	$103,939

36 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
September 6, 2008
Publishing	$193,459	$	---	$193,459	$27,003
Printing	27,443		7,175	20,268	1,046
Software	21,201		1,762	19,439	5,930

Total	$242,103		$8,937	$233,166	$33,979

September 8, 2007
Publishing (a)	$195,713	$	---	$195,713	$118,171
Printing	29,896		6,862	23,034	1,512
Software	20,815		1,676	19,139	6,415
Total	$246,424		$8,538	$237,886	$126,098

(a)   Operating profit includes a $92,524 gain on sale of headquarters.

NOTE 7:  Stockholders' Equity

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan (“the Plans”).  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  Dividends of $.20 per share were declared in March 2008 and September 2008 (subsequent to the end of the period covered by this report; see note 11) and dividends of $.18 per share were declared in March and September of 2007.

Treasury stock as of September 6, 2008 and December 31, 2007, respectively, consisted of: Class A, 18,702,256 and 18,105,859 shares; Class B, 8,053,658 and 7,807,781 shares; and Class C, 2,519,240 and 2,519,240 shares.  As of September 6, 2008, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000, respectively.

When selling stock, the Company’s stockholders are required first to tender the shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so. Capital stock with a market value of $5.0 million as of September 6, 2008 is known or expected to be tendered during the next twelve months.  The actual amount likely will be higher.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $4,396,000 and $4,185,000 in the first three quarters of 2008 and 2007, respectively.

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

Financial assets and liabilities carried at fair value measured on a recurring basis as of September 6, 2008 and the necessary disclosures are as follows (in thousands of dollars):

	Balance	Fair Value Measures at 9/06/08			Fair Value
	as of	Using Fair Value Hierarchy			as of
	9/06/08	Level 1	Level 2	Level 3	9/06/08
Assets
Cash and cash equivalents	$21,394	$21,394	---	---	$21,394
Short Term Investments	9,712	9,712	---	---	9,712
Marketable Securities	112,015	112,015	---	---	112,015
Total	$143,121	$143,121	---	---	$143,121

Liabilities:
Long Term Debt	$41,500	---	$43,597	---	$43,597
Total	$41,500	---	$43,597	---	$43,597

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

	12 Weeks Ended September 8, 2007		36 Weeks Ended September 8, 2007
	Reported	Adjusted	Reported	Adjusted

Selling Expense	$13,033	$12,751	$39,705	$37,801
Income Before Income Taxes	103,648	103,930	124,498	126,402
Provision for Income Taxes	39,867	39,979	47,310	48,075
Net Income	$63,781	63,951	$77,188	78,327
Earnings per Share	$2.17	2.18	$2.60	$2.64

In addition, the adjustment reduced retained earnings as of January 1, 2007 by $2,746,000.  The adjustment had no effect on net cash flows from operations.

NOTE 11: Subsequent Event

On September 11, 2008, the Board of Directors declared a dividend of $0.20 per share, payable October 2, 2008, to all holders of shares as of September 20, 2008.  The dividend payment will total $5,634,323.

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

Results of Operations
Thirty-six weeks 2008 compared to thirty-six weeks 2007
BNA’s consolidated financial results for the first three quarters of 2008 showed lower operating expenses, but lower publishing and printing revenues, and especially last year’s gain on the sale of the headquarters buildings, led to a decrease in operating profit.

Operating profit for the first three quarters of 2008 was $34.0 million, net income was $22.2 million, and earnings per share were $.78.  For the same period of 2007, operating profit was $126.1 million, net income was $78.3 million, and earnings per share were $2.64. As described below, 2007 results included a gain on the sale of the headquarters buildings. Net of the related moving costs of $1.8 million, this gain contributed $ 90.7 million to operating profit, $55.3 million to net income, and $1.87 to earnings per share.

In August 2007, BNA completed a Section 1031 tax-deferred “like kind” exchange to simultaneously sell its three Washington, D.C. headquarters buildings and acquire a new headquarters building in Arlington, VA. Net of closing and related costs, BNA received proceeds of $106 million and paid $104 million for the building it acquired.

Publishing segment revenues were down 1.2 percent compared to the prior year. BNA Parent and Tax Management subscription and online revenues were negatively impacted by lower new sales, lower print copyright royalties (reflecting the shift to electronic format products), and fewer revenue-days in 2008 (subscription revenues are recognized on a daily basis), but were still up 1.2 percent when compared to the first three quarters of 2007. BNA International revenues were up 12.9 percent, including additional revenues generated by the newly acquired European American Tax Institute (EATI), a membership organization specializing in tax-related training and conferences. The other publishing segment businesses were down. BNA Books revenues were down $2.3 million, or 30.5 percent, due to the timing of title releases. Kennedy Information’s revenues were down 16.2 percent compared to a strong performance in 2007, due in part to the timing of the completion of consulting contracts, and to fewer research report releases. IOMA revenues were down slightly. Publishing operating expenses were down 2.0 percent mostly due to lower employment costs, lower facility costs, and $1.8 million in non-recurring moving costs incurred in 2007.

Printing segment total revenues were down 8.2 percent compared to 2007.  Commercial sales were down 12.0 percent due to less business from existing customers and to price sensitivity from new customers. Intersegment revenues were up 4.6 percent, but are nonetheless expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 7.0 percent, reflecting lower production and selling costs.  The operating profit was $1.0 million in 2008, compared to $1.5 million in 2007.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 1.9 percent compared to 2007 while expenses were up 6.0 percent.  BNA Software revenues increased 2.6 percent compared to the first three quarters of 2007. Operating expenses were up 8.2 percent. BNA Software’s operating profit was $4.0 million in 2008 compared to $4.5 million in the same period of 2007. STF total revenues declined slightly compared to 2007, but operating expenses were down 4.2 percent, leading to a 3.7 percent increase in operating profit. The total software segment’s operating profit decreased 7.6 percent to $5.9 million.

Investment income decreased 14.8 percent, reflecting lower gains on sales of securities and lower investment yields. Interest expense was lower due to lower term debt balances. Other comprehensive (loss) income reflected an unrealized holding loss in 2008 compared to a gain in 2007, partially offset by amortization of the postretirement benefits adjustment.

Twelve weeks 2008 compared to twelve weeks 2007

For the third quarter only, consolidated revenues decreased 3.9 percent. Publishing segment revenues were down 3.8 percent, mainly reflecting the timing of BNA Books’ title releases. Parent and Tax Management subscription and online revenues were down 0.9 percent, mostly due to lower copyright royalties, and the other publishing units were either up or down slightly. Software segment revenues were up 4.9 percent, while printing segment revenues were down 8.9 percent. Operating expenses were down 3.4 percent due to the factors mentioned above. Operating profit was $10.8 million, net income was $6.8 million, and earnings per share for the quarter were $.24 in 2008. For the third quarter only of 2007, operating profit was $104 million, net income was $64.0 million, and earnings per share for the quarter were $2.18, of which the gain on the sale of the buildings (net of moving costs) as described above, contributed $90.8 million to operating profit, $55.4 million to net income, and $1.89 to earnings per share.

Outlook

After three quarters, 2008 consolidated revenues are lower than 2007 and the economic slowdown, which has negatively impacted our more economically sensitive businesses, is expected to continue and deepen.  However, the fourth quarter is traditionally BNA's strongest quarter and year-to-year financial comparisons are expected to improve as several timing issues reverse.  Of course, the current volatile economic environment is unpredictable and if there is a major recession, it could extend and amplify the negative impact already experienced.

BNA's balance sheet is strong and the corporation's primary markets have been historically resistant to economic downturns.  While no business is immune to the effects of economic uncertainty we feel we are well-positioned, in these challenging times, to continue to invest in prudent growth initiatives while managing costs to meet our profit goals.

Financial Position

Customer cash receipts were down 1.1 percent, but operating expenditures decreased 3.1 percent, and cash provided from operating activities increased 12.8 percent in the first three quarters of 2008 to $35.5 million. 2007 expenditures included a $6.8 million deferred real estate tax payment.

Cash used in investing activities was $6.4 million. Purchased customer lists amounted to $1.0 million, net capital expenditures were $1.8 million and net cash used for securities investments totaled $3.6 million.

Cash used in financing activities netted to $19.5 million. Receipts for sales of capital stock to employees totaled $7.8 million. Capital stock repurchases were $18.5 million. Debt principal repayments amounted to $3.0 million and the Company paid cash dividends of $5.8 million.

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

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 6, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended September 6, 2008, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

June 15, 2008 - July 12, 2008	52,644	$15.50
July 13, 2008 - August 9, 2008	95,189	$15.50
August 10, 2008 - September 6, 2008	84,233	$15.50

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 6, 2008.

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Registrant

October 17, 2008	By: s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

October 17, 2008	By: s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer