Form 10-K
period 2008-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2009-03-25
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act   (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 14 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the Company’s common stock was not listed on any exchange or over-the-counter market. The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2009 was 11,314,674 Class A common shares, 16,107,141 Class B common shares, and 12,440 Class C common shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about  March 27, 2009, are incorporated by reference into Part III of this Form 10-K.

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

BNA and its publishing subsidiary companies, Tax Management Inc. and BNA Subsidiaries, LLC (formerly Institute of Management and Administration, Inc. (IOMA), and Kennedy Information, Inc.), provide legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, magazines, and research and advisory reports, and hold conferences.

Sales are made principally in the United States through field sales representatives who are supported by direct mail, space advertising, and telemarketing. Customers include lawyers, accountants, business executives, human resource professionals, health care administrative professionals, consultants, labor unions, trade associations, educational institutions, government agencies, and libraries.

The Company delivers its electronic products via the Web, e-mail, and through online services such as LexisNexis and Westlaw.

BNA International Inc. publishes international tax and legal information in print and electronic formats, holds conferences, and is BNA's sales agent outside of North America for its U.S. products.

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

The McArdle Printing Co., Inc. (McArdle), provides printing services to mid-Atlantic area customers. Its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. Approximately 24 percent of its business is derived from the BNA publishing companies.

Continued

Publishing of legal, regulatory, and business advisory information is very competitive. Some of the Company’s publishing competitors are much larger and have greater resources. The internet provides ready access to business information made available by direct and indirect commercial competitors and government agencies. The Company produces value-added information and competes on the basis of quality, comprehensiveness, timeliness, product line breadth, brand reputation, variety of format offerings, price, and customer service.

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

McArdle competes with a number of commercial and financial printers for 76 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

The Company’s financial reporting is based on thirteen four-week periods. Operating results are not overly influenced by seasonality, but quarterly results are typically much stronger in the fourth quarter because three periods are in each of the first three fiscal quarters and four periods are in the fourth fiscal quarter.

The number of employees of BNA and its subsidiary companies was 1,745 on December 31, 2008.  Approximately 977 of our employees are subject to collective bargaining agreements. We believe our relations with our employees are good. As of December 31, 2008, none of the Company’s employees are covered by collective bargaining agreements that will expire in 2009. Bargaining agreements covering approximately 170 employees of McArdle Printing Co., Inc. expired in 2008.  Contract negotiations are ongoing and no interruption of our business is expected. There is a collective bargaining agreement in place at the Parent that will expire in 2010.

BNA stock may be purchased only by active employees, and may be held only by employees and former employees, or by their heirs. Therefore, financial information and reports filed with the Securities and Exchange Commission (SEC) are not available to the general public on BNA’s corporate internet website, www.bna.com. The Company provides paper copies of filings to stockholders upon request, free of charge.

Descriptions of the parent and subsidiary companies’ operations follow.

Publishing segment

Parent Company
The Legal and Business Publishing Unit focused on new product development in 2008, and has been concentrating on the development of new products to be introduced in the first and second quarters of 2009. Renewal sales were relatively strong in 2008, despite weakness in the economy and some major disruptions in the large law firm market.

One of the unit’s largest and most important Web reference libraries—Benefits Practice Center—is moving to BNA’s new publication platform, BWD, making it a more attractive product because of enhanced searching capabilities and a new, more intuitive design. The timing of this conversion, which should be completed by the end of this month, appears very fortuitous, given that the health of pension plans will be a major focus of interest and litigation during the financial recovery.

Moving the Health Law & Business Library to BWD in 2008 provided an opportunity to revisit sales opportunities for the health care product line in December and January. President Obama’s commitment to health care reform offers reason for optimism about sales prospects for these products in the year ahead.

The business unit considers prospects strong for two other new notification services The new commercial real estate law product, Real Estate Law & Industry Report, was launched immediately before the downturn in the real estate market. However, the product has managed to provide an excellent mix of news and analysis about the situation, has a prominent advisory board of commercial real estate attorneys behind it, and should prove useful to BNA over the long term.

The launch last year of a service on hedge funds and similar unregulated investment mechanisms, Alternative Investment Law Report, anticipated the renewed interest in government regulation, and thus should bear fruit in the year to come.

Recognizing that the live conference business may be adversely impacted by the economic slowdown in 2009, the unit has turned its focus to a more aggressive audioconference program, which is a format that has shown promise throughout the Company.

For the HR & Payroll Publishing Unit, a double-digit increase in new sales over 2007 in a difficult economic environment was the highlight in 2008. Much of that success was in the area of custom products; providing the exact information in the format that the customer demands has enabled the sales team to increase our penetration in existing markets and to reach new ones, leading to these outstanding results.  At the same time, effective cost containment allowed the unit to continue its strong contribution margins.

To further leverage the continued market acceptance of the three existing Decision Support Network products, the unit launched International HR Decision Support Network, which debuted at the end of 2008.  While employing the same business model as the other products in this line, which features a mix of custom research, audioconferences and white papers, this iteration is unique in that it utilizes vertical search to capture, index, and categorize vetted content available on the free web.  By only including sites and documents that have been reviewed and approved by our editorial subject-matter experts, this technology allows us to provide more superior results than are typically found on the most search engines.

The unit’s audioconference program continues to expand in support of these new products, resulting in strong revenue growth in this area.  More than 75 live events are now produced annually, with all participants eligible to receive continuing education credits at no additional cost. Further, employed as free premiums that are distributed directly by the sales reps or via coupons awarded at trade shows, the audioconference program also provides an effective, efficient marketing channel, both for generating new leads and closing pending deals.

The Environment, Health & Safety (EHS) Publishing Unit’s ended 2008 with a slight increase in revenues over 2007.

The entire EHS product line is expected to be migrated to BWD by the end of the second quarter of 2009, offering users new flexibility in using the unit’s products. The unit also continued the process of streamlining the publication of public domain data, with the expectation of providing more cost-effective services to subscribers.

In 2008, the unit launched an exciting new two-part Web product and continued its efforts to solidify relations with existing publishing partners. In January 2008, climate.bna.com and World Climate Change Report were launched. This new multimedia service brings together the extensive resources of the free Web and the incisive and authoritative reporting of BNA editors and reporters. The public has access to the free portions, while only subscribers can access the proprietary World Climate Change Report.

Two of the unit’s newer services continued to grow in 2008. BNA Trainer, an online environment, health and safety training solution for employers, experienced strong renewals in 2008, and BNA Auditor, a web-based compliance tool for facilities managers, has rapidly become one of the unit’s best-selling products. To build on the success of BNA Auditor, a development program was started to add  international audit protocols to the product.

The EHS unit also built on its successes in providing audioconferences for its market. Eight audioconferences were held in 2008, the same as in 2007, but they attracted more participants and generated more revenue. The unit expanded its offerings on the EHS Store in 2008, adding special reports and newsletters for transactional sales. The unit is exploring ways to increase the number and type of items for sale on the Store in 2009.

BNA Books
BNA Books ended 2008 by publishing 31 titles in December.  The division finished the year with a record 73 titles published.  Major contributors to revenues were a new edition of Covenants Not to Compete: A State-by-State Survey and a new 2009 Edition of Patent, Trademark, and Copyright Laws.

Tax Management Services (TM)
Tax Management Services marked another record year for both revenue and operating profit.  The unit continued to grow subscription sales while keeping operating costs stable, yielding the third straight increase in profit margin.

The flagship line of Portfolios – covering federal, state, and international taxation, and financial accounting topics – continued to grow in 2008.  By year’s end, Tax Management had published and was updating 500 Portfolio titles in print and on the Web.

In addition to new Portfolio titles, Tax Management made a number of enhancements to product content and functionality.  Significant new content was added to the State Library with the addition of the State Tax Research Digest, which provides an overview of each state's business and individual tax system, as well as summaries of the fundamental corporate and individual income tax issues. The summaries are organized by state and by type of tax, allowing subscribers to quickly find answers to basic state tax questions, and also offer links to relevant State Portfolios, where subscribers will find in-depth expert analysis.

In collaboration with a research institute, the International Bureau of Fiscal Documentation (IBFD), TM published the North American Tax Handbook, providing a comprehensive survey of the tax systems in Canada, Mexico and the United States. The tax systems are reviewed on both the federal levels and the provincial and state levels, and principal international tax rules and tax treaty information are included as well.

An Accounting for Income Tax product offering was greatly expanded in 2008, with additional portfolios, the Accounting for Income Taxes Monitor (which tracks developments and offers perspective on guidance from standards-setters) and a series Special Reports (which provide analysis and commentary on related emerging and complex issues).

The BNA Tax and Accounting Center web site, which hosts TM content along with Daily Tax, Payroll Guide, and BNAI tax-related products, was upgraded in 2008 with improved printing, searching, and other features.  Subscribers accessing TM content on CD-ROM were migrated to new and improved versions of those products on DVD disks at year’s end.

And TM continued to find new customers via sales on CCH’s Tax Research NetWork™, LexisNexis® Tax Center, and Thomson’s Checkpoint® platform.  Another third-party platform was added in 2008 as the BNA accounting portfolios expanded distribution channels to include the CCH Accounting Research Manager® (ARM) web platform.

BNA International Inc. (BNAI)
BNAI achieved double-digit revenue growth following the successful acquisition of the European American Tax Institute (EATI), which provided the platform to enter a new market providing training for international tax professionals. This, coupled with continuing growth from its expanding portfolio of one-off products such as conferences, books, and special reports, reduced its dependence on its traditional subscription-based services – which still grew their overall file value at their highest rate since 2003 despite a particularly tough market.

A management reorganization that followed the EATI acquisition will allow the company to focus more resources on developing new products.  For the international tax market a product portfolio review is underway to identify market gaps, and new publishing opportunities have already been identified. 2009 plans also include increasing the focus on promoting both BNAI and BNA products as a package, especially as they will be sharing the same BWD platform from mid-year. There are plans to continue to expand the range of EATI courses and introduce more specialized workshops to appeal to a wider audience, and two tax conferences are planned for 2009.

Institute of Management and Administration, Inc. (IOMA)
2008 saw continued progress for IOMA. IOMA and Kennedy merged into a single entity at year-end, which makes it easier to accelerate the sharing of functional services at our New Jersey, New Hampshire, and Maryland, locations. The new subscription fulfillment and Web platforms will be rolled out in the IOMA division locations in Newark and Silver Spring this year, and they will be extended to the relevant Kennedy division business units in New Hampshire thereafter.

The successful direct marketing initiatives that began in 2006 continue to provide good returns, although the cost of obtaining a new subscriber has risen as the economy deteriorated. Also, site license subscriptions continue to renew at a much higher rate than traditional subscriptions. Some companies, however, have reduced the scope of their licenses and, therefore, the price of those subscriptions. It is modestly encouraging to see that overall subscription revenues essentially remained flat, which is a far cry from the double-digit declines common before 2006. Meanwhile, one of the most important initiatives, aimed at customizing direct mail renewal offers for subscription products, is showing early, but growing, signs of success.

Tight cost controls enabled IOMA to achieve its operating profit goal in the face of declining revenues, and we will continue to maintain an even greater focus on prudent cost management in 2009.

Kennedy Information, Inc.
Kennedy’s core businesses serving management consultants, executive and corporate recruiters, and investor relations officers were hampered by resource constraints throughout the year and a rapidly weakening economic environment in the fourth quarter, leading to a double-digit revenue decline.  Nonetheless, Kennedy will remain focused on creating very high-value content and delivering it through research reports, advisory services, and live events to individual decision makers and at the firm level.  In the long run, this strategy will lead to a highly differentiated, highly profitable business.

Consulting magazine held its second annual Women Leaders in Consulting dinner at the Waldorf Astoria in New York, bestowing honors to eight of the best and brightest women in the industry.  The success of this event has further elevated the brand and importance of the magazine across the consulting profession.  A Top 25 consulting professionals dinner is planned in 2009 to expand the magazine’s influence and presence in the market.  Other Kennedy events, including its flagship Recruiting Conference and Expo, surpassed budget expectations in the first half of the year, only to see significant attendance slowdowns later in the year.  Still, conferences experienced double-digit revenue growth for the year.

BNA Washington Inc. (BNAW)
With few exceptions, operations at both our Arlington and Rockville facilities ran without major incident in 2008.

In 2009, we are reviewing all aspects of the building operations for potential cost efficiencies, savings to energy consumption, and improvements to services.

Printing segment

The McArdle Printing Company, Inc
2008 was a challenging year for The McArdle Printing Company. With the economy progressively declining, tough competition for commercial printing sales resulted in declining revenues and profit in 2008. Even though the economy continued to be a significant challenge, McArdle pushed its custom solutions offerings through digital print services, digital asset management, digital storefronts, and marketing campaigns, which allowed McArdle to remain a strong competitor in the printing industry. McArdle acquired 101 new customers in 2008, generating over $1.7 million in new sales.

McArdle’s ability to maintain business with long-standing clients and find new customers is a result of successfully providing a bundle of solutions under one roof, thus setting McArdle apart from the competition. McArdle is well positioned to resume its recent record of providing BNA with strong growth and profits, while servicing all of BNA’s demanding printing needs.

Software segment

BNA Software
BNA Software had a very good year despite the economic downturn, with revenues growing by 6.5 percent.  Growth was paced by strong contributions from BNA Corporate Tax Analyzer, BNA Fixed Asset Web, and BNA Fixed Asset Services.  Revenues from large corporations and the federal government contributed significantly to the growth in 2008. The growth in revenue, combined with lower costs in marketing, production, and distribution, led to a higher operating profit.

In 2009, management will focus on growing revenues through implementation of the strategic growth initiatives and expanding sales through lower cost channels and partnerships.  Protecting operating profit through the effective use of industry best practices and by leveraging efficiencies with STF Services also will be key goals.

STF Services Corporation
The economic downturn impacted retail sales of STF’s core product, SuperForm, as small accounting firms, STF’s main market segment, deferred new purchases and delayed product renewals until very late in the selling season.   Conversely, new licensee contracts that incorporate automatic annual royalty adjustments, combined with stronger licensee sales, led to a revenue increase over 2007.  STF continued to leverage cost containment strategies with BNA Software resulting in a reduction in selling expense.  In the second half of 2008, STF significantly restructured its organization making a number of changes designed to improve the processes within the production operation, strengthen the management team, and leverage additional opportunities with BNA.

Operating margin for STF continued to be one of the highest among all of the BNA companies in 2008.  In 2009, management projects that slower revenue growth will continue and thus will focus on implementing effective cost management strategies with BNA while ensuring that the benefits expected from the STF’s management restructuring are achieved.

Item 1A.	Risk Factors

There are a wide range of risks and uncertainties that could adversely affect the Company’s businesses and its overall financial performance. In addition to other disclosures included in this Annual Report on Form 10-K, the Company believes the more significant of such risks and uncertainties include the following:

Negative Economic Conditions
The current economic downturn has negatively affected all of the Company's businesses to some degree as customers and potential customers reduce their overall spending levels. This environment has impacted the willingness of subscription customers to add new expenditures or renew spending at increased or existing levels. If it continues or declines further, these trends may continue or accelerate. The weak economic climate has also led several large law firms to close down. This, combined with recent consolidations among law firms, results in fewer customers, and if it continues could negatively impact revenues. Economic slowdowns have historically affected printing companies by increasing competition and reducing pricing power; if the current slowdown continues or intensifies, recent declines in revenue in the Company's printing subsidiary will continue. Reductions in advertising spending in the current economic environment have impacted the Company's advertising-based businesses, and recovery to prior levels is not expected until the environment improves.

Competition
Nearly all of the Company’s businesses have significant competition in the markets they serve. The Company’s competitors could introduce new products and services that would adversely affect the relative utility of the Company’s products and services. In addition, competitors could take pricing actions that would adversely affect the relative value prospect of the Company’s products and services. Continued consolidation in our industry exacerbates our scale issues. In addition, as these large competitors gain additional capabilities through mergers, this could impact us in the marketplace or affect our value to our competitors as a business partner.

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

Outside Authors
The Company supplements internal editorial resources with outside authors to provide content for certain publishing products and to provide updated programs for certain software products. Delays or failures to deliver content and/or programs would negatively affect revenues.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Publishing segment operations’ facilities consist of the following: as of December 31, 2008, BNA Washington Inc., a wholly owned subsidiary, owns and manages two buildings used by BNA and Tax Management Inc., an 11 story (277,000 square foot) publishing headquarters building, two floors of which is leased to a tenant, and a 110,000 square foot subscriber relations facility. In addition, facilities totaling approximately 46,000 square feet are leased for the operations of BNA International, IOMA, Pike and Fischer (a division of IOMA), and Kennedy Information, Inc. The Company leases facilities totaling approximately 29,000 square feet for its software segment operations, and owns the 133,000 square foot office and plant facilities for its printing segment.

Item 3.	Legal Proceedings

The Company is involved in certain legal actions arising in the ordinary course of business.  In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the Stock Purchase and Transfer Plan.

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) plan.

Semi-annually, the Board of Directors establishes the price at which Class A shares can be bought and declares cash dividends.  In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock.  Dividends have been paid continuously for 58 years, and they are expected to continue.

The Company’s stockholders, when selling stock, are required to first tender it to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing, at the same price established for selling shares, stock tendered by stockholders, but is not required to do so.

As of February 28, 2009, there were 1,118 Class A shareholders, 369 Class B shareholders, and 3 Class C shareholders.

Established stock price and dividends declared during 2008 and 2007 were as follows:

Stock Price
January 1, 2007 - March 17, 2007	$14.00
March 18, 2007 - September 15, 2007	14.75
September 16, 2007 - March 15, 2008	15.00
March 16, 2008 - September 20, 2008	15.50
Septebmer 21, 2008- December 31, 2008	15.75

Record Date and Dividend Amount
March 17, 2007	$.18
September 15, 2007	.18
March 15, 2008	.20
September 20, 2008	.20

During the sixteen weeks ended December 31, 2008, the Company purchased shares of its common stock, as noted in the table below.  The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

September 7, 2008 - October 4, 2008	82,193	$ 15.73
October 5, 2008 - November 1, 2008	287,517	$ 15.75
November 2, 2008 - November 29, 2008	59,944	$ 15.75
November 30, 2008 - December 31, 2008	202,395	$ 15.75

The above graph compares the performance of the company’s common stock to Standard and Poor’s (S&P) 500 Composite Index and the Dow Jones Publishing Index for the last five years, assuming $100 was invested in the company’s common stock and each index at Dec. 31, 2003, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The Bureau of National Affairs, Inc.
Consolidated Operating and Financial Summary:  2008-2004
(Dollar amounts in thousands, except per share data)

	2008	2007	2006	2005	2004
			(adjusted)(c)	(adjusted)(c)	(adjusted)(c)
Operating Revenues	$352,211	$352,224	$344,862	$329,036	$322,604
Operating Expenses (a)	303,316	303,669	313,747	287,960	281,908
(Loss) Gain on Dispositions (b)	(12)	92,133	(19)	(28)	(44)
Operating Profit	48,883	140,688	31,096	41,048	40,652
Investment Income	4,579	5,566	5,883	4,132	3,713
Interest Expense	(3,277)	(4,472)	(5,604)	(5,907)	(5,620)
Income Before Income Taxes	50,185	141,782	31,375	39,273	38,745
Income Taxes	18,744	53,744	11,922	15,696	14,586
Net Income	$31,441	$88,038	$19,453	$23,577	$24,159
Profit Margins (% of revenues):
Operating Profit	13.9	39.9	9.0	12.5	12.6
Earnings	8.9	25.0	5.6	7.2	7.5
Earnings Per Share	$1.11	$2.99	$.65	$.75	$.74
Dividends Per Share	$.40	$.36	$.34	$.32	$.31
Balance Sheet Data:
Total Assets	$412,686	$399,528	$334,426	$318,882	$322,163
Long-Term Debt-less current portion	23,500	34,000	44,500	55,000	62,500
Employee Data:
Number of Employees	1,745	1,719	1,728	1,729	1,802
Total Employment Costs	$180,931	$179,482	$182,008	$177,138	$172,595
Stockholder Data at Year-End:
Number of Stockholders	1,511	1,557	1,655	1,673	1,711
Common Shares Outstanding (in thousands)	27,619	28,734	30,155	30,204	31,719

(a)	Includes goodwill impairment charge of $11,576 in 2006
(b)	Includes a $92,524 gain ($56,433 net of tax) on the sale of the Company’s headquarters buildings.
(c)
The selected consolidated financial data presented above is derived from our audited consolidated financial statements, with the years 2006 and prior adjusted to give retrospective effect to the adoption of an accounting change as further described in Note 16 to the Consolidated Financial Statements. Adjustments for this accounting change resulted in changes to net income and (earnings per share) for 2005 and 2004 as follows: 2005, decreased $579 ($0.02); 2004, increased $681 ($0.02).  The effect of the change on assets was as follows: 2006, decreased $2,746; 2005, decreased $2,829; 2004, decreased $2,250.  In addition, as of January 1, 2004, this adjustment reduced retained earnings by $2,930.

PART II

Item 7.	Management's Discussion and Analysis of Financial Condition and Result of Operations

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

Overview

BNA operates in three business segments: publishing, printing, and software. The publishing segment, which generated 82 percent of consolidated 2008 revenues, provides legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other non-profit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and experienced employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes in legal, regulatory, tax, and business practices and trends.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

Electronic products now make up over 70 percent of the legal and regulatory subscription base. Their migration to a next-generation Web platform, BWD, which was begun in 2001, is nearing completion. Most products are now available on BWD, and the rest will be moved off legacy platforms in 2009. This will improve efficiency and increase our flexibility to combine and customize product offerings for more specialized markets.

In the fall of 2008, BNA launched “BNA Convergence,” a new delivery platform designed for the legal and corporate markets.  This new platform, produced in partnership with technology partner Llesiant, allows law firms to search all their BNA content along with a large collection of third-party content, utilizing Llesiant’s taxonomy-based search engine.  Results can be delivered in a variety of formats.  This product is a further step in BNA’s strategy of moving beyond being a content provider to delivering information solutions for its key markets.

Earlier efforts aimed at the Human Resources and Environment markets, which also combined internal resources with technology partners, matured nicely in 2008 despite the challenging environment.  New products and more focused sales efforts led to strong growth for our expanding line of HR Decision Support Networks and our set of Environment, Health, and Safety Tools.

BNA pursues a Web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services -- Lexis and Westlaw -- for many years. Beginning in 2003, based on revised license agreements, BNA began to sell subscriptions to subject libraries on these networks, and these have been very popular with major law firms and law schools. In addition, as a result of new license agreements, BNA began to sell subscriptions to its tax products on CCH's tax platform in late 2005 and on RIA's tax platform in early 2006. These networks, in addition to BNA's own online networks and print, provide customers with a variety of product delivery options.

In early 2008, the Corporate and Tax & Accounting sales divisions were combined. The combination eliminates overlapping sales territories and mitigates periods of reduced opportunity for the former Tax & Accounting sales representatives during busy tax seasons. In addition, the Company created a small sales division focusing on the environmental product line.

During 2007, BNA relocated its corporate headquarters, principal operations, and 1,000 employees. BNA will have lower building facility operating expenses going forward.

Early in 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the company’s growing portfolio of conferences, special reports, and books for the international tax market.

Institute of Management and Administration, Inc. (IOMA), relocated its headquarters from New York City to Newark, New Jersey in 2008.  Effective December 31, 2008, IOMA was merged with Kennedy Information, Inc., to form a new subsidiary, BNA Subsidiaries, LLC.  While products will continue to be marketed under the IOMA or Kennedy Information brands, the combination of these two BNA subsidiaries will create strategic synergies and administrative efficiencies, while yielding cost and possibly tax savings.

As we face the task of continuing BNA’s success, several external factors loom large.

The first is the general economic environment, which was weak throughout 2008 and then became seriously distressed with the September setbacks in the banking industry.  The effects will be felt throughout our professional, corporate, and government markets, as all of our customers tighten spending and several struggle to survive.  Large law firms, BNA’s largest market, have been particular affected and are aggressively adjusting their cost structures in ways that could impact their suppliers.

A second but related factor is the rapidly expanding expenses related to BNA’s post-retirement benefits obligations.  Rising medical costs make it increasingly difficult to support the expense of BNA’s current benefits program.

Management will monitor these factors and take whatever steps are necessary to ensure BNA’s ability to continue its long-term success.

Results of Operations

2008 vs. 2007

BNA’s 2008 consolidated revenues were even and operating expenses were slightly lower when compared to 2007 results. Revenues for the publishing and software segments increased and profit was up for the software segment, while the printing segment had lower revenue and profit. Last year’s gain on the sale of the headquarters buildings led to a decrease in the year-to-year comparison of consolidated profits.

2008 consolidated revenue was $352.2 million, operating profit was $48.9 million, net income was $31.4 million, and earnings per share were $1.11. In 2007, revenues were $352.2 million, operating profit was $140.7 million, net income was $88.0 million, and earnings per share were $2.99. 2007 results included a gain on the sale of the headquarters buildings. Net of the related moving costs of $2.0 million, this gain contributed $90.5 million to operating profit, $55.2 million to net income, and $1.88 to earnings per share.

In August 2007, BNA completed a Section 1031 tax-deferred “like kind” exchange to simultaneously sell its three Washington, D.C. headquarters buildings and acquire a new headquarters building in Arlington, VA. Net of closing and related costs, BNA received proceeds of $106 million and paid $104 million for the building it acquired.

The publishing segment -- which aggregates the Parent (including BNA Books) with Tax Management Inc. (excluding BNA Software), IOMA and Kennedy Information Inc. (legally merged at year-end into BNA Subsidiaries, LLC), BNA International Inc., and BNA Washington Inc. -- generated 82 percent of consolidated revenues. Publishing revenues were up 0.3 percent in 2008, to $290.5 million. BNA Parent and Tax Management subscription and online revenues were negatively impacted by lower new sales and lower print copyright royalties (reflecting the shift to electronic format products), but were still up 1.4 percent when compared to 2007. BNA International revenues were up 9.2 percent, including additional revenues generated by the newly acquired European American Tax Institute (EATI), a membership organization specializing in tax-related training and conferences. BNA Books revenues were even with 2007, and BNA Subsidiaries, LLC, revenues were down; Kennedy Information’s revenues were down 15.3 percent compared to a strong performance in 2007, due in part to the timing of the completion of consulting contracts and to fewer research report releases, and IOMA revenues were down slightly. Publishing revenues are expected to grow by a low single-digit percent in 2009. Publishing operating expenses were up just 0.2 percent compared to 2007 (which included $2.0 million in non-recurring moving costs), as higher employment costs were offset by lower facility costs. Four new products were launched in 2008.  Identifiable development expenses for new products and improvements on existing products were $9.7 million in 2008 and $9.6 million in 2007. The publishing segment’s operating profit was $38.6 million in 2008. Publishing segment operating profit in 2007, which included the gain on the sale of the buildings, was $130.4 million.

The printing segment, which includes results of The McArdle Printing Company, Inc., experienced a revenue decline for the second consecutive year. Commercial sales were down 7.1 percent, reflecting continuing price competition in the printing industry and shorter print run sales to existing customers. Intersegment revenues were up 4.7 percent, but are nonetheless expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Sales declined 4.5 percent in 2008 to $43.7 million. Operating expenses were down 2.9 percent, reflecting lower variable production and selling expenses. The segment operating profit was $1.8 million in 2008 compared to $2.6 million in 2007.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 5.5 percent compared to 2008 while expenses were up 4.1 percent.  BNA Software revenues increased 6.5 percent compared to 2007 due to improved renewals and the completion of a year-long IRS project. Operating expenses were up 5.4 percent. BNA Software’s operating profit was $6.0 million in 2008 compared to $5.5 million in 2007. STF total revenues increased slightly (1.7 percent) compared to 2007, but operational efficiencies lowered operating expenses by 2.6 percent, leading to a 9.2 percent increase in operating profit. The total software segment’s operating profit was up 9.7 percent to $8.5 million. Software revenues are expected to increase in 2009 by a low single-digit percentage.

Investment income decreased $1.0 million due to lower gains on sales of securities and lower investment yields. Interest expense decreased $1.2 million due to lower term debt balances. Other comprehensive (loss) income reflected an unrealized holding loss in 2008 compared to a gain in 2007 and the postretirement benefits adjustment.

As described in Note 7 to the consolidated financial statements, the consolidated federal, state, and local effective income tax rate was 37.4 percent in 2008 and 37.9 percent in 2007.

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

The publishing generated 82 percent of consolidated revenues. Publishing revenues were up 3.7 percent in 2007, to $289.5 million. Parent and Tax Management combined subscription and online revenues (82 percent of segment revenues) were up 3.4 percent due to new sales and stronger renewal sales and price increases. Kennedy Information’s revenues were up 27 percent due to an increase in research report sales and conference revenues. BNA Books revenues increased 5.1 percent due to additional titles, and BNA International revenues were up 10.2 percent, due in part to expanded selling efforts.   IOMA’s revenues were slightly lower (down 2.8 percent) due to lower conference royalty revenues.  Publishing revenues are expected to grow by a low single-digit percent in 2008. Publishing operating expenses were down 3.4 percent compared to 2006, which included an $11.6 million goodwill impairment expense. Excluding the impairment expense, operating expenses were up slightly, mostly due to $2.0 million of moving costs, and higher outside services, but lower postretirement benefit expenses. Five new products were launched in 2007.  Identifiable development expenses for new products and improvements on existing products were $9.6 million in 2007 and $10.9 million in 2006. The Company expects to spend an additional $3.0 million in 2008 for the BWD acceleration project. The publishing segment’s operating profit which includes the $92.5 million gain on the sale of the buildings, was up 588 percent, to $130.4 million compared to 2006.

The printing segment experienced a revenue decline after three years of strong sales growth. Commercial sales were down 5.8 percent, reflecting shorter print run sales to existing customers and increasing price competition in the printing industry. Intersegment revenues, expected to decline as publishing segment subscribers continue to migrate from print to electronic products, were also down 5.8 percent. Sales declined 5.8 percent in 2007 to $45.7 million. Operating expenses were down 5.1 percent, reflecting lower variable production expenses. The segment operating profit was $2.6 million in 2007 compared to $3.1 million in 2006. Total printing revenues in 2008 are projected to be higher by a mid-single digit percentage. Capital expenditures over the last two years, including the addition of a ten-color press, and a digital “storefront” that enables customers to order print jobs online, have increased McArdle’s capacity and ability to offer new solutions to commercial customers.

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

As described in Note 7 to the consolidated financial statements, the consolidated federal, state, and local effective income tax rate was 37.9 percent in 2007 and 38.0 percent in 2006.

Cash Flows, Liquidity, and Financial Resources

Cash provided by operating activities increased $4.4 million in 2008 to $46.7 million, reflecting a 1.8 percent decrease in collections, but a 3.5 percent decrease in operating expenditures. 2007 expenditures included a $6.8 million deferred real estate tax payment.

Cash used for investing activities netted to $8.2 million. Capital expenditures amounted to a $3.3 million outlay, reflecting $2.5 million for property and equipment additions and capitalized software and $0.8 million for purchased customer lists.  Capital expenditures for 2009 are expected to be approximately $7.0 million, and investment in an equity investee is expected to be $3.2 million. Cash used for the investment portfolio was $4.9 million.

Cash used for financing activities netted to $39.2 million. Receipts for sales of Class A capital stock to employees totaled $11.1 million. Capital stock repurchases were $28.4 million.  Debt principal repayments amounted to $10.5 million and the Company paid cash dividends of $11.4 million in 2008.

The Company's stockholders, when selling stock, are required to first tender it to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $12.4 million as of December 31, 2008, is known or expected to be tendered in 2009. The actual value of shares tendered will likely be higher.

Contractual cash obligations as of December 31, 2008, were as follows (in thousands of dollars):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Term Debt (includes interest)	$ 38,525	$ 12,946	$ 25,579	$ ---	$ ---
Operating Leases	9,747	3,072	4,010	1,815	850
Planned Pension Contributions	15,000	15,000	---	---	---
Total	$ 63,272	$ 31,018	$ 29,589	$ 1,815	$ 850

With over $126 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.  The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

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

The Company has $61.8 million of goodwill at year-end 2008 as described in Note 6 to the consolidated financial statements. The carrying amount of goodwill is subject to annual impairment testing, and goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense. Fair value is estimated using a combination of the market approach, which uses comparable sales multiples, and the income, or discounted cash flows approach.   At year-end, the Company updated its analysis of goodwill as of December 31, 2008, and determined that there was no impairment.

The Company has $8.3 million of intangible assets at year-end 2008, as summarized in Note 8 to the Company’s financial statements. Most of this is software that is used internally.  In addition, intangible assets include identified assets of Kennedy at the time of its acquisition. These assets are amortized over their estimated useful lives, typically five to seven years. The Company evaluates the recoverability of the intangible assets when events and circumstances indicate an impairment may have occurred, using estimates and assumptions including future revenues, cash flows, and discount rates. If an impairment in value occurs, an impairment expense must be recorded and amortization periods may be reduced.  Amortization expense was $3.3 million in 2008, $3.7 million in 2007, and $5.3 million in 2006.

The Company has recorded $52.4 million of net deferred income tax assets as of year-end 2008, as described in Note 7 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. The Company has consistently achieved profitability and taxable income. In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

As described in Note 3 to the Company’s financial statements, the Company has pension and other postretirement benefit liabilities totaling $219.8 million at year-end 2008. A number of actuarial assumptions are used to compute these liabilities, the projected benefit obligations, and the related benefit expenses. The assumed discount rates are based on the Citigroup Pension Yield Curve. Other assumptions include life expectancies, retirement ages, health care cost trends, compensation increases, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with its actuaries, periodically reviews the assumptions and revises them when appropriate.  Total expenses for the postretirement benefits that were subject to estimates and assumptions were $20.2 million in 2008, $18.8 million in 2007, and $22.4 million in 2006.

The Company has recorded customer receivables of $34.7 million as of year-end 2008, as described in Note 8 to the Company’s financial statements. Accounts receivable are presented net of an allowance for doubtful accounts of $1.7 million, based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the estimate will change.

Off Balance Sheet  Arrangements and Effects of Inflation and Changing Prices

The Company has no off balance sheet arrangements as defined by the Securities Exchange Commission in Regulation S-K,  Item 303(a)(4)(ii).

The company’s results of operations and financial condition have not been significantly affected by inflation, and the company’s principal operating costs have not generally been subject to significant inflationary pressures.

Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. FAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all non-recurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company's adoption of SFAS 157 effective January 1, 2008 did not have a material impact on the consolidated financial statements.  The Company will adopt the provisions of FSP 157-2 effective January 1, 2009.  The adoption of FSP 157-2 is not expected to have a material impact on the consolidated financial statements.

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

Item 7A.	Quantitative and Qualitive Disclosures about Market Risk

The Company is exposed to interest rate risks in its investment portfolio. An increase in market interest rates would result in a decline in the market value of the Company’s fixed-income securities.

The maturity dates and average interest yields for fixed-income securities debt held in the Company’s investment portfolio as of December 31, 2008, were as follows (in thousands of dollars):

Expected Maturity Date	2009	2010	2011	2012	2013	Thereafter

Municipal Bonds	$8,530	$15,935	$13,433	$3,906	$8,118	$51,799

Average Interest Yield	4.3%	5.0%	4.9%	5.0%	4.8%	5.0%

Corporate Bonds	---	$281	---	---	---	$690

Average Interest Yield	---	4.7%	---	---	---	8.3%

Total	$8,530	$16,216	$13,433	$3,906	$8,118	$52,489
Average Interest Yield	4.3%	5.0%	4.9%	5.0%	4.8%	5.1%

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments.  Approximately 48 percent of these instruments at year-end 2008 mature within five years.  Shorter-term maturity investments reduce the risk that an increase in market interest rates will have a permanent adverse effect on the Company's financial position.  The Company has no foreign exchange contracts, does not hold securities for trading purposes, and does not use derivative financial instruments.

At December 31, 2008, the Company’s investment portfolio included equity securities with a market value of $11.6 million. With all other factors remaining constant, a hypothetical broad-based decline in equity market prices of 10 percent would reduce the investment portfolio held in equity investments by $1.2 million as of December 31, 2008. The Company also maintained cash balances over the Federal Deposit Insurance Corporation (FDIC) limit as of December 31, 2008.

PART II

Item 8.	Financial Statements and Supplementary Data

THE BUREAU OF NATIONAL AFFAIRS, INC.

Consolidated Financial Statements

December 31, 2008 and 2007

(With Independent Registered Public Accounting Firms' Reports Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Bureau of National Affairs, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of the Bureau of National Affairs, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited the adjustments to the 2006 consolidated financial statements to retrospectively apply the change in accounting for direct selling expenses, as described in Note 16.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements taken as a whole.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for the Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2007.

/s/BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland
March 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Bureau of National Affairs, Inc.:

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 16, the accompanying consolidated statements of income, changes in stockholders’ (deficit) equity and comprehensive (loss) income, and cash flows of The Bureau of National Affairs, Inc. and subsidiaries (the Company), for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule as of December 31, 2006 and for the year ended December 31, 2006 included as Item 15(a)(2) on the Company’s Form 10-K.  The 2006 financial statements before the effects of the adjustments discussed in Note 16 are not presented herein. The 2006 consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as  overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 16, present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting  described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by a successor auditor.

/s/KPMG LLP
KPMG LLP

McLean, Virginia
March 26, 2007

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands of dollars, except per share amounts)

	2008	2007	2006 Adjusted*

Operating Revenues (Note 2)	$352,211	$352,224	$344,862

Operating Expenses
(Notes 2, 3, 6, 8 and 10):
Editorial, production, and distribution	188,114	184,301	184,477
Selling	55,286	57,478	58,184
General and administrative	59,916	61,890	59,510
Goodwill impairment	---	---	11,576

Total Operating Expenses	303,316	303,669	313,747

(Loss) Gain on Dispositions (Note 5)	(12)	92,133	(19)

Operating Profit	48,883	140,688	31,096

Investment income (Note 4)	4,579	5,566	5,883
Interest expense (Note 9)	(3,277)	(4,472)	(5,604)

Income Before Income Taxes	50,185	141,782	31,375
Provision for income taxes (Note 7)	18,744	53,744	11,922

Net Income	$31,441	$88,038	$19,453

Earnings Per Share (Note 11)	$1.11	$2.99	$.65

*See Note 16.

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

(In thousands of dollars)

ASSETS

	December 31,

	2008	2007
Current Assets:
Cash and cash equivalents (Note 4)	$11,139	$11,789
Short-term investments (Note 4)	8,530	10,378
Receivables, net (Note 8)	35,661	42,432
Inventories, net (Note 8)	2,608	3,143
Prepaid expenses	4,966	4,589
Deferred income taxes (Note 7)	7,136	8,189

Total Current Assets	70,040	80,520

Marketable Securities (Note 4)	106,681	109,801
Property and Equipment, net (Note 8)	120,426	125,628
Deferred Income Taxes (Note 7)	45,286	11,925
Goodwill (Note 6)	61,790	61,790
Intangible and Other Amortizable Assets, net (Note 8)	8,377	9,741
Other Assets	86	123

Total Assets	$412,686	$399,528

See accompanying notes to consolidated financial statements.

                                                                   (Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

(In thousands of dollars, except share amounts)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	December 31,

	2008	2007
Current Liabilities:
Current portion of long-term debt (Note 9)	$10,500	$10,500
Payables and accrued liabilities (Note 8)	40,497	39,285
Deferred revenues (Note 2)	133,630	140,044

Total Current Liabilities	184,627	189,829

Long-Term Debt, less current portion (Note 9)	23,500	34,000
Postretirement Benefits, less current portion (Note 3)	219,686	140,616
Other Liabilities	1,337	1,703

Total Liabilities	429,150	366,148

Commitments and Contingencies (Notes 10, and 11)

Stockholders’ (Deficit) Equity (Note 11):
Common stock issued, $1.00 par value —
Class A – 30,000,000 shares	30,000	30,000
Class B – 24,634,865 shares	24,635	24,635
Class C – 2,531,680 shares	2,532	2,532
Additional paid-in capital	42,181	35,772
Retained earnings	218,026	198,003
Treasury stock, at cost – 29,547,221 shares
in 2008 and 28,432,880 in 2007	(250,902)	(227,202)
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(3,701)	1,822
Foreign currency translation adjustment	(104)	(287)
Postretirement benefits	(79,131)	(31,895)

Total Stockholders’ (Deficit) Equity	(16,464)	33,380

Total Liabilities and Stockholders’ (Deficit) Equity	$412,686	$399,528

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands of dollars)

			2006
	2008	2007	Adjusted*

Cash Flows from Operating Activities:
Net income	$31,441	$88,038	$19,453

Adjustments to reconcile net income to net
cash provided by operating activities –
Goodwill impairment	---	---	11,576
Depreciation and amortization	9,935	8,319	8,534
Deferred income taxes	721	35,040	184
Loss (gain) on sales of securities	314	(450)	(1,347)
Gain on sale of buildings	---	(92,524)	---
Others	645	1,545	1,125

Changes in operating assets and liabilities –
Receivables	7,182	1,918	(5,963)
Deferred revenues	(6,414)	4,384	4,067
Payables and accrued liabilities	1,219	(6,284)	3,435
Postretirement benefits	1,634	1,090	5,106
Inventories	535	556	(493)
Other assets and liabilities – net	(482)	650	(993)

Net cash provided by operating activities	46,730	42,282	44,684

Cash Flows from Investing Activities:
Proceeds from sale of buildings	---	106,090	---
Purchase of building and improvements	---	(103,955)	(403)
Purchase of equipment and furnishings	(1,482)	(10,209)	(4,570)
Capitalized software	(1,007)	(343)	(1,032)
Purchase of publishing assets	(831)	(155)	(50)
Proceeds from sale of assets	---	---	26
Investment security sales and maturities	67,765	89,303	66,821
Investment securities purchases	(72,633)	(93,651)	(71,424)
Net cash used for investing activities	(8,188)	(12,920)	(10,632)

*See Note 16.

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands of dollars)

			2006
	2008	2007	Adjusted*

Cash Flows from Financing Activities:
Receipts for capital stock sales to employees	11,175	9,626	12,617
Purchases of treasury stock	(28,449)	(29,980)	(13,954)
Payment of long-term debt	(10,500)	(10,500)	(7,500)
Dividends paid	(11,418)	(10,720)	(10,270)

Net cash used for financing activities	(39,192)	(41,574)	(19,107)

Net (Decrease) Increase in Cash and Cash Equivalents	(650)	(12,212)	14,945

Cash and Cash Equivalents, beginning of year	11,789	24,001	9,056

Cash and Cash Equivalents, end of year	$11,139	$11,789	$24,001

Supplemental Cash Flow Information:
Interest paid	$3,430	$4,146	$4,840
Income taxes paid	19,893	17,230	11,761

*See Note 16.

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands of dollars, except per share amounts)

	Comprenhensive Income (loss)(Note 12)	Capital Stock Issued	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accum.Other Comprehensive Income

Balance, January 1, 2006, as adjusted*		$57,167	$22,730	$111,502	$(192,610)	$(93)

Net Income, as adjusted*	$19,453	---	---	19,453	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	923	---	---	---	---	923
Currency translation adjustment	(176)	---	---	---	---	(176)
Minimum pension liability adjustment	501	---	---	---	---	501
Comprehensive Income	$20,701

Sales of Class A treasury shares to employees		---	7,011	---	5,530	---
Repurchases of shares		---	---	---	(13,954)	---
Share-based liabilities		---	(6,310)	---	---	---
Stock-based compensation expense		---	445	---	---	---
Cash dividends--$.34 per share, class A, B, and C		---	---	(10,270)	---	---

Balance, December 31, 2006, as adjusted*		57,167	23,876	120,685	(201,034)	1,155

Net Income	$88,038	---	---	88,038	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	330	---	---	---	---	330
Currency translation adjustment	(46)	---	---	---	---	(46)
Minimum pension liability adjustment	96	---	---	---	---	96
Comprehensive Income	$88,418

Adoption of FAS 158 (net of
$22,049 tax benefit)		---	---	---	---	(31,895)
Sales of Class A treasury shares to employees		---	5,328	---	3,812	---
Repurchases of shares		---	---	---	(29,980)	---
Share-based liabilities		---	6,310	---	---	---
Stock-based compensation expense		---	258	---	---	---
Cash dividends--$.36 per share, class A, B, and C		---	---	(10,720)	---	---

Balance, December 31, 2007		$57,167	$35,772	$198,003	$(227,202)	$(30,360)

Net Income	$31,441	---	---	31,441	---	---
Other Comprehensive Income, net of tax:
Unrealized loss on marketable securities	(5,523)	---	---	---	---	(5,523)
Currency translation adjustment	183	---	---	---	---	183
Post Retirement Benefit adjustment	(47,236)	---	---	---	---	(47,236)
Comprehensive Loss	$(21,135)

Sales of Class A treasury shares to employees		---	6,409	---	4,749	---
Repurchases of shares		---	---	---	(28,449)	---
Cash dividends--$.40 per share, class A, B, and C		---	---	(11,418)	---	---

Balance, December 31, 2008		$57,167	$42,181	$218,026	$(250,902)	$(82,936)

*See Note 16.

See accompanying notes to consolidated financial statements.

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

(2)	RECOGNITION OF REVENUES, DEFERRED REVENUES, AND SELLING EXPENSES

The Company derives revenues from publishing and software product sales and from printing and other services. Revenues are recognized when all of the following criteria are met: there is persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed and determinable; and collectibility is reasonably assured.

The majority of publishing sales are by subscription, primarily for one year.  Subscription revenues are deferred and amortized over the subscription terms. The Company licenses information content to certain online service providers for access by their customers. Revenues from these licenses are recognized on either a transactional or subscription basis. Revenues from other publishing products, such as books, research reports, and special reports, are recognized when the products are shipped, net of a reserve for returns when the right of return exists.

Revenues from printing services are recognized when the materials are shipped.  Revenues from consulting, software data conversion, and training are recognized when the services have been completed.  Revenues from event-related activities, such as conferences, are recognized when the event has been completed.

Software revenues are recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition.  The majority of software sales are bundled arrangements which include a one-year software program license term and post-sale support, including telephone support and program updates (when and if available) during the license term.  Revenues and royalty expenses are deferred and recognized ratably over the license and post-sale support term.  However, revenue is deferred when the sale includes a specified upgrade (a specific future program enhancement promised to customers) until that specified upgrade is delivered. Revenues from sales of software products with updates provided periodically over a license term, typically one year, are recognized ratably over the license terms.

Deferred revenues at year-end consisted of $117.4 million of deferred subscription revenues and $16.2 million of deferred software revenues in 2008, and $125.3 million of deferred subscription revenues and $14.7 million of deferred software revenues in 2007.

Sales tax collections are presented on a net basis (excluded from revenues).  Shipping charges are included in distribution expense.

Advertising costs are expensed as incurred and were $8,185,000, $8,594,000, and $7,224,000 in 2008, 2007, and 2006 respectively. See Note 16 for a description of a change in the accounting for sales commissions.

(3)           EMPLOYEE BENEFIT PLANS

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

The following table sets out summarized financial information about the plans as of December 31 (in thousands of dollars):

	Pension Benefits		Other Postretirement Benefits

	2008	2007	2008	2007
Change in projected benefit obligation:
Benefit obligation - January 1	$196,621	$197,595	$155,078	$140,332
Service cost	7,568	7,997	5,748	5,672
Interest cost	12,267	11,250	9,795	8,203
Actuarial (gain) loss	4,256	(12,397)	11,143	4,524
Benefits paid	(8,508)	(7,824)	(4,439)	(3,653)

Benefit obligation - December 31	212,204	196,621	177,325	155,078

Change in plan assets:
Fair value of plan assets - January 1	184,966	167,958	25,996	26,520
Actual return on plan assets	(37,275)	10,744	(9,554)	(524)
Employer contribution	14,000	14,000	---	---
Benefits paid	(8,387)	(7,736)	---	---
Fair value of plan assets - December 31	153,304	184,966	16,442	25,996

Funded status	$(58,900)	$(11,655)	$(160,883)	$(129,082)

Amounts recognized in the balance sheet
Payables and accrued liabilities	(97)	(121)	---	---
Postretirement benefits	(58,803)	(11,534)	(160,883)	(129,082)
Net amount recognized	$(58,900)	$(11,655)	$(160,883)	$(129,082)

Amounts included in accumulated other comprehensive (loss) income (pre-tax)
Net actuarial loss	(70,090)	(13,153)	(60,811)	(40,296)
Prior service cost	(433)	(495)	---	---
Total	$(70,523)	$(13,648)	$(60,811)	$(40,296)

Assumed discount rate	6.25%	6.35%	6.25%	6.35%
Assumed rate of compensation increase	4.75%	4.75%	---	---

The estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2009 are a $4,866,000 net actuarial loss and $62,000 for prior service cost for the pension benefit plan and a $4,098,000 net actuarial loss for the other postretirement benefit plan.

The Company’s funding practice for the qualified pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements.  The Company contributed $14,000,000 in 2008, $14,000,000 in 2007, and $14,000,000 in 2006.  The supplemental plan’s benefits are paid from the Company’s general assets. The Company’s policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees’ Beneficiary Association (VEBA) trust.  The Company expects to contribute $15 million to its pension plan and none to its other postretirement benefit plan in 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

		Other
	Pension	Postretirement
	Benefits	Benefits

2009	$10,521	$4,973
2010	11,414	5,771
2011	12,461	6,525
2012	13,597	7,371
2013	14,495	8,197
Years 2014 – 2018	86,234	52,595

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

	Pension Benefits

	2008	2007
Projected benefit obligation	$212,204	$196,621
Accumulated benefit obligation
Qualified plan	175,456	161,878
Supplemental plan	2,155	1,696
Fair value of plan assets–qualified plan	153,304	184,966

Components of pension expense for each year were as follows (in thousands of dollars):

	2008	2007	2006
Service cost – benefits earned during the year	$7,568	$7,997	$8,160
Interest cost	12,267	11,250	10,404
Expected return on plan assets	(15,513)	(14,467)	(12,051)
Amortization of net actuarial loss	108	317	1,957
Amortization of prior service cost	62	62	62

Pension expense	$4,492	$5,159	$8,532

Assumed discount rate	6.35%	5.8%	5.5%
Assumed rate of compensation increase	4.75%	4.75%	4.75%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

Amounts recognized in other comprehensive (loss) income related to pensions after the adoption of FAS 158 were as follows (in thousands of dollars):

	2008	2007
Net loss	$(57,045)	$	---
Amortization of net actuarial loss	108		---
Amortization of prior service cost	62		---

Total recognized in other comprehensive income	$(56,875)	$	---

In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans.  Contributions under some of these plans are at the discretion of the Boards of Directors of the respective subsidiary companies. Pension expense for these plans was $917,000 in 2008, $1,053,000 in 2007, and $1,071,000 in 2006.

Components of other postretirement benefit  expense for each year were as follows (in thousands of dollars):

	2008	2007	2006
Service cost – benefits earned during the year	$5,748	$5,672	$5,610
Interest cost	9,795	8,203	7,835
Expected return on plan assets	(2,210)	(2,254)	(2,129)
Amortization of net actuarial loss	2,369	2,068	2,636
Amortization of prior service cost	---	(17)	(54)

Other postretirement benefits expense	$15,702	$13,672	$13,898

Assumed discount rate	6.35%	5.8%	5.5%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

Amounts recognized in other comprehensive (loss) income related to other postretirement benefits after the adoption of FAS 158 were as follows (in thousands of dollars):

	2008	2007
Net loss	$(22,884)	$	---
Amortization of net actuarial loss	2,369		---

Total recognized in other comprehensive loss	$(20,515)	$	---

The Company received a federal subsidy of $139,000 in 2008 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare D Subsidy). As of December 31, 2008, the gross amount of federal subsidies expected to be received were as follows: 2009 – $178,000; 2010 – $185,000; 2011 – $214,000; 2012 - $254,000; 2013 - $295,000; 2014-2018 – $2,229,000.

The postretirement benefit obligation as of year-end 2008 was determined using an assumed health care cost trend rate of 10 percent for 2009, gradually declining to 5 percent in 2014 and thereafter.  A one percent increase in the assumed health care cost trend rate for each year would increase the 2008 year-end postretirement benefit obligation by $30.5 million and the 2008 postretirement benefit service and interest expense by $3.2 million.  A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $24.6 million and the postretirement benefit service and interest cost by $2.5 million.

In developing the long-term rate of return assumptions for pension and other postretirement plan assets, the Company considers the historical average long-term rate of earnings and the expected future long-term performance of individual asset categories. The Company assumes an average annual long-term return of 8.5 percent based on an asset allocation of 60 percent in equity assets with an expected long-term return of 10 percent, and 40 percent in fixed income assets with an expected long-term return of 6.5 percent.

Plan asset allocations as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Equity securities	51%	65%	---%	67%
Fixed income securities	37	28	62	32
Cash equivalents	12	7	38	1

Total	100%	100%	100%	100%

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

For the postretirement benefits plan, the authorized allocation range for the equity portfolio is 40-75 percent of plan assets, although the typical range is 50-70 percent, with the balance of assets allocated to the fixed income portfolio.  At year-end 2008, equity assets were liquidated and temporarily held in cash pending their reallocation by a new investment manager. Risk is managed by maintaining broadly diversified portfolios as well as by reallocating assets between the equity and fixed income portfolios.

(4)          INVESTMENTS AND INVESTMENT INCOME

Cash and investments consisted of the following (in thousands of dollars):

	December 31,

	2008	2007
Cash and cash equivalents	$11,139	$11,789
Short-term investments	8,530	10,378
Marketable securities	106,681	109,801

Total	$126,350	$131,968

Cash equivalents consist of short-term investments with original maturities of three months or less at the time of purchase.  Short-term investments consist of other fixed income investments maturing in one year or less.  Marketable securities consist of fixed income securities maturing in more than one year and equity securities, predominantly mutual funds.

Investment income consisted of the following (in thousands of dollars):

	2008	2007	2006

Interest income	$4,591	$4,735	$4,091
Dividend income	302	381	445
Net (loss) gain on sales of securities	(314)	450	1,347

Total	$4,579	$5,566	$5,883

Proceeds from the sales and maturities of securities were $67,765,000, $89,303,000, and $66,821,000 in 2008, 2007, and 2006 respectively.  Gross realized gains and (losses) from these sales were $517,000 and $(831,000) in 2008, $872,000 and $(422,000) in 2007, and $1,484,000 and $(137,000) in 2006.  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity securities	$16,859	$131	$(5,390)	$11,600
Municipal bonds	101,960	1,736	(1,975)	101,721
Corporate debt	2,085	---	(195)	1,890

Total	$120,904	$1,867	$(7,560)	$115,211

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity securities	$15,509	$1,621	$(36)	$17,094
Municipal bonds	101,826	1,358	(141)	103,043
Corporate debt	41	1	---	42

Total	$117,376	$2,980	$(177)	$120,179

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Realized Losses
December 31, 2008	Fair Value	Less than 12 Months	More than 12 Months
Equity securities	$10,504	$(5,390)	$	---
Municipal bonds	33,162	(1,279)		(696)
Corporate debt	1,890	(195)		---

Total	$45,556	$(6,864)		$(696)

		Gross Unrealized Loses
December 31, 2007	Fair Value	Less than 12 Months	More than 12 Months
Equity securities	$4,064	$(36)	$	---
Municipal bonds	16,645	(92)		(49)

Total	$20,709	$(128)		$(49)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired. The write downs amounted to $435,000 for 2008 and $255,000 for 2007 and are included in investment income in the consolidated statements of income.  At December 31, 2008, 59 securities had an aggregated unrealized loss of 16.6 percent from their amortized cost.  At December 31, 2007, 21 securities had an aggregated unrealized loss of 0.8 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of December 31, 2008, were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$8,513	$8,530
One through five years	41,076	41,673
Five through ten years	16,674	16,601
Over ten years	36,718	35,888
No fixed maturity date	1,064	919

Total	$104,045	$103,611

(5)           GAIN (LOSS) ON DISPOSITIONS

Gain (Loss) on Dispositions consisted of the following (in thousands of dollars):

	2008		2007	2006

Gain on sale of buildings	$	---	$92,524	$	---
Loss on disposals of assets		(12)	(391)		(19)

Total		$12	$92,133		$(19)

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

(6)           GOODWILL

The carrying amount of goodwill is subject to annual testing at the reporting unit level. Any excess in the carrying value of the reporting units over their fair value is an indication of a potential goodwill impairment, which would require further analysis to measure the amount of the impairment expense, if any. The Company performs year-end impairment tests, and for 2008 and 2007, determined that no impairment had occurred.

Goodwill assigned to the reportable segments and the changes in the carrying amount of goodwill for the three years ended December 31, 2008, are as follows:

	Publishing	Printing	Software	Total

Balance, January 1, 2006	$49,998	$917	$22,451	$73,366
Goodwill impairment	(11,576)	---	---	(11,576)

Balance, December 31, 2006	38,422	917	22,451	61,790
Balance, December 31, 2007	38,422	917	22,451	61,790
Balance, December 31, 2008	$38,422	$917	$22,451	$61,790

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

(7)           INCOME TAXES

The provision for income taxes consisted of the following (in thousands of dollars):

	2008	2007	2006

Taxes Currently payable	$14,868	$14,363	$8,051
Federal	3,155	4,341	3,687
State and local
	18,023	18,704	11,738
Deferred tax provision:
Federal	(619)	30,580	539
State and local	1,340	4,460	(355)

	721	35,040	184

Total	$18,744	$53,744	$11,922

Reconciliation of the U.S. statutory rate to the Company’s consolidated effective income tax rate was as follows:

	Percent of Pretax Income

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal income tax benefit	5.8	4.0	6.9
Tax exempt interest exclusion	(2.7)	(0.9)	(3.5)
Dividends received exclusion	(0.1)	(0.1)	(0.2)
Others	(0.6)	(0.1)	(0.2)

Total	37.4%	37.9%	38.0%

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

	December 31,

	2008	2007
Deferred tax assets:
Postretirement benefits liability	$81,303	$51,514
Inventories	1,562	1,474
Annual leave	2,125	2,270
Accounts receivable allowances	535	585
Medical claims	1,446	1,409
Unrealized loss (gain) on marketable securities	1,991	(982)
Others	2,550	2,117
Valuation allowance	---	(601)

Total deferred tax assets	91,512	57,786

Deferred tax (liabilities):
Capitalized software	(1,577)	(2,100)
Deferred gain on real estate transactions	(35,942)	(36,101)
Depreciation	(384)	41
Amortization of acquired intangible assets	(881)	778
Others	(306)	(290)

Total deferred tax (liabilities)	(39,090)	(37,672)

Net deferred tax assets	$52,422	$20,114

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007.  There was no effect on the financial statements as a result of implementing FIN 48.  As of the adoption date, the amount of unrecognized tax benefits was $1.7 million, of which $1.1 million, if recognized, would reduce the effective tax rate after consideration of the federal effect of state income taxes.  At the end of 2008 and 2007, the amount of unrecognized tax benefits was $2.4 million and $3.0 million, respectively, of which $1.6 million and $1.9 million, respectively, would reduce the effective tax rate.  The Company expects its unrecognized tax benefits to decrease by approximately $0.7 million over the next 12 months for tax positions related to prior years and by expiration of the statute of limitations and audit settlements.

All federal income tax returns are closed for years before 2005. State tax returns that remain subject to examination range from 2001 to present.

The Company recognizes interest accrued on unrecognized tax benefits in interest expense and penalties as a general and administrative expense.  As of December 31, 2007, the Company had $634,000 of accrued interest and $37,000 of penalties associated with unrecognized tax benefits.  $17,000 of net interest relief and no penalties associated with unrecognized tax benefits were recognized during 2008. As of December 31, 2008, the Company had $617,000 of accrued interest and $10,000 of penalties.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2008 and 2007 (in thousands of dollars):

	2008	2007
Unrecognized tax benefits, January 1	$2,993	$1,724
Increases resulting from tax positions taken during year	482	1,269
Decreases relating to settlements with taxing authorities	(1,032)	---

Unrecognized tax benefits, December 31	$2,443	$2,993

(8)           OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

	2008	2007
Receivables:
Customers	$34,675	$40,908
Others	2,709	3,558
Allowance for doubtful accounts	(1,723)	(2,034)

Total	$35,661	$42,432

Customer receivables represent current billings, the collectibility of which is regularly evaluated and adjusted for an allowance for doubtful accounts, as determined by historical experience. Customer receivables determined to be uncollectible are written off to the allowance account.  Bad debt expense was $390,000 in 2008, $660,000 in 2007, and $571,000 in 2006.

	2008	2007
Inventories:
Materials and supplies	$1,272	$1,528
Work in process	266	476
Finished goods	1,070	1,139

Total	$2,608	$3,143

Inventories are valued at the lower of cost (using the average cost or last-in first-out methods) or market, net of an allowance for excess inventory of $724,000 at year-end 2008 and $680,000 at year-end 2007.

	2008	2007
Property and equipment, at cost:
Land	$23,642	$23,642
Buildings and improvements	95,857	96,059
Furniture and equipment	46,469	46,302
Accumulated depreciation	(45,542)	(40,375)

Total	$120,426	$125,628

The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements and three to 10 years for furniture and equipment.  Depreciation expenses were $6,664,000 in 2008, $4,596,000 in 2007, and $3,201,000 in 2006. Expenditures for maintenance and repairs are expensed, while major replacements and improvements are capitalized.

	2008	2007
Intangible and other amortizable assets:
Gross carrying amount--
Software	$25,693	$25,970
Customer lists	5,582	4,751
Copyrights	9,145	9,145
Other amortizable assets	130	130

	40,550	39,996
Accumulated amortization--
Software	(19,963)	(19,299)
Customer lists	(4,644)	(4,316)
Copyrights	(7,459)	(6,545)
Other amortizable assets	(107)	(95)

	(32,173)	(30,255)

Net intangible and other amortizable assets	$8,377	$9,741

Events and changes in circumstances can indicate that the value of some intangible assets may have been impaired. When this occurs, the assets are revalued based on projected future profit contributions and any resulting impairment losses are recorded.  In 2006, as a result of the revaluation of Kennedy’s intangible assets, as described in Note 6, an impairment loss of $120,000 was recorded for Kennedy’s customer lists. This loss is included in general and administrative expenses of the Publishing segment.

Amortization expenses for intangible assets are mainly included in general and administrative expenses.  Amortization expenses were $3,271,000 in 2008, $3,723,000 in 2007, and $5,333,000 in 2006.  Amortizable assets are expensed evenly over their estimated useful lives, ranging from five to seven years for software and customer lists, 10 years for copyrights, and three to 10 years for other amortizable assets.  As of December 31, 2008, future estimated amortization expenses were as follows: 2009 – $3,160; 2010 – $2,745,000; 2011 – $1,587,000; 2012 – $348,000; 2013 - $319,000.  During 2008, gross assets of $1,838,000 were added and $1,353,000 were written off.

Other assets at year-end 2007 included $69,000 for software not put into service until 2008.

	2008	2007
Payables and accrued liabilities:
Accounts payable and accrued liabilities	$18,928	$17,543
Employee compensation and benefits	20,159	18,438
Postretirement benefits, current portion	97	121
Income taxes	1,313	3,183

Total	$40,497	$39,285

 (9)          TERM DEBT

Term debt at year end consisted of the following (in thousands of dollars):

	2008	2007

Notes payable, unsecured, 8.15%, due 2009-2010	$15,000	$22,500
Notes payable, unsecured, 6.99%, due 2009-2011	19,000	22,000
Total term debt	34,000	44,500
Current portion	10,500	10,500

Long-term debt	$23,500	$34,000

Interest expense for the term debt was $3,136,000 in 2008, $3,940,000 in 2007, and $4,724,000 in 2006.  Other interest expense was $141,000 in 2008, $532,000 in 2007, and $880,000 in 2006.

Maturities of term debt are as follows: 2009 and 2010, $10,500,000 each; 2011, $13,000,000.  Notes payable are subject to certain financial covenants and other customary restrictions, including indebtedness and business combinations.  As of December 31, 2008, the Company is in compliance with all financial covenants.  Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $34,985,000 in 2008 and $47,170,000 in 2007.

The Company also has a $3.5 million unsecured line of credit, of which $618,000 is being used for letters of credit.

(10)         COMMITMENTS, CONTINGENCIES, AND RELATED-PARTY TRANSACTIONS

The Company has non-cancelable operating leases for office space, equipment, and vehicles.  Total rent expense was $3,774,000 in 2008, $6,037,000 in 2007, and $7,217,000 in 2006.  As of December 31, 2008, future minimum lease payments under non-cancelable operating leases were as follows: 2009 – $3,072,000; 2010 – $2,541,000; 2011 – $1,469,000; 2012 – $1,144,000; 2013 – $671,000; thereafter – $850,000.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $6,320,000, $6,077,000, and $5,718,000 in 2008, 2007, and 2006 respectively, and are recorded as an editorial expense.

As of December 31, 2008, none of the Company’s employees are covered by collective bargaining agreements that will expire in 2009.

 (11)        STOCKHOLDERS' (DEFICIT) EQUITY

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by the Company’s articles of incorporation.  Ownership of ClassA stock, which is voting, is restricted to active employees.  Class B stock and Class C stock are nonvoting.  No class of stock has preference over another upon declaration of dividends or liquidation.  As of December 31, 2008, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively and outstanding shares of Class A, Class B, and Class C were 11,378,105, 16,228,779, and 12,440, respectively.

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the Plans). Semiannually, the Board of Directors declares dividends and establishes the price at which shares can be bought or sold.

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment  (FAS 123R).  The Company determined that the sale of its shares to employees under the Plans did not meet the criteria established under FAS 123R to be considered noncompensatory.  The Company also determined that under FAS 123R, certain shares issued under the Plans were required to be classified as liabilities on the Company’s balance sheet and carried at the estimated fair value at each reporting period.  At December 31, 2006, 449,145 shares with an estimated fair value of $6.3 million were classified as liabilities. The Company recorded compensation expense of $258,000 and $445,000 in 2007 and 2006, respectively, related to these liability classified shares and other equity classified shares. The Company changed the stock plans so that shares issued in 2007 and 2008 are at fair value and are no longer considered compensatory and no shares outstanding are required to be classified as liabilities.

The Company's stockholders, when selling stock, are required to first tender them to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so.  Capital stock with a market value of $12.4 million as of December 31, 2008, is known or expected to be tendered in 2009.  The actual value of the shares tendered will likely be higher.

Treasury share transactions were as follows:

	Treasury Stock Shares

	Class A	Class B	Class C

Balance, January 1, 2006	17,048,726	7,394,928	2,519,240

Sales to employees	(972,101)	---	---
Repurchases	520,467	499,976	---
Conversions of Class A to Class B	538,253	(538,253)	---

Balance, December 31, 2006	17,135,345	7,356,651	2,519,240

Sales to employees	(613,571)	---	---
Repurchases	812,430	1,222,785	---
Conversions of Class A to Class B	771,655	(771,655)	---

Balance, December 31, 2007	18,105,859	7,807,781	2,519,240

Sales to employees	(714,011)	---	---
Repurchases	682,658	1,145,694	---
Conversions of Class A to Class B	547,389	(547,389)	---

Balance, December 31, 2008	18,621,895	8,406,086	2,519,240

Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 28,217,644 in 2008, 29,447,490 in 2007, and 30,074,220 in 2006.

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

(12)	OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive income encompasses all changes in Stockholders’ Equity, except those arising from transactions with shareholders, and includes net income and other comprehensive income.

Elements of other comprehensive income (loss) are shown below (in thousands of dollars):

	2008	2007	2006

Holding (losses) gains on securities arising during the year	$(8,810)	$958	$2,769
Less net (loss) gain included in net income	(314)	450	1,347
Changes in unrealized (losses) gains	(8,496)	508	1,422
Less income taxes	(2,973)	178	499
Net unrealized (losses) gains	(5,523)	330	923

Currency translation gains (losses)	282	(71)	(271)
Less income taxes	99	(25)	(95)
Net currency translation gains (losses)	183	(46)	(176)

Minimum pension liability adjustment	---	157	852
Less income taxes	---	61	351
Net minimum pension liability adjustment	---	96	501

Post retirement benefit adjustment	(77,390)	---	---
Less income taxes	(30,154)	---	---
Net post retirement benefit adjustment	(47,236)	---	---

Other comprehensive (loss) income	$(52,576)	$380	$1,248

(13)         FAIR VALUE MEASUREMENTS

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

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

Financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 12/31/08 Using Fair Value Hierarchy					Fair Value as of
	12/31/08	Level 1	Level 2		Level 3		12/31/08
Assets:
Cash and cash equivalents	$11,139	$11,139	$	---	$	---	$11,139

Short-term investments	8,530	8,530		---		---	8,530
Marketable securities	106,681	106,681		---		---	106,681

Total	$126,350	$126,350	$	---	$	---	$126,350

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.

 (14)        SEGMENTS

Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  Operating segments may be aggregated for presentation purposes if they have similar economic characteristics, products, and customers.

The Company has ten operating segments that are aggregated into three reportable segments: Publishing, Printing, and Software.  Publishing operations consist primarily of the creation, production, and marketing of legal and regulatory and general business advisory information in print and electronic formats.  Publishing aggregates the operations of the Parent with Tax Management Inc. (excluding its BNA Software division) and also includes the Parent’s other publishing subsidiary companies. Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.

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

Operating segment information is presented below (in thousands of dollars):

Year Ended December 31, 2008	Publishing	Printing	Software	Total

Revenues from external customers	$290,537	$33,125	$28,549	$352,211
Intersegment revenues	---	10,536	2,507	13,043
Operating profit	38,613	1,805	8,465	48,883
Interest expense	3,274	79	---	3,353
Identifiable assets	410,000	20,698	28,517	459,215
Depreciation and amortization	8,798	1,101	36	9,935
Capital expenditures	3,144	164	12	3,320

Year Ended December 31, 2007	Publishing	Printing	Software	Total

Revenues from external customers	$289,539	$35,673	$27,012	$352,224
Intersegment revenues	---	10,059	2,414	12,473
Gain on sale of buildings	92,524	---	---	92,524
Operating profit	130,364	2,608	7,716	140,688
Interest expense	4,467	204	---	4,671
Identifiable assets	389,839	21,224	32,181	443,244
Depreciation and amortization	7,227	1,058	34	8,319
Capital expenditures	112,774	1,710	23	114,507

Year Ended December 31, 2006	Publishing	Printing	Software	Total

Revenues from external customers	$279,209	$37,886	$27,767	$344,862
Intersegment revenues	---	10,680	3,084	13,764
Operating profit	18,948	3,086	9,062	31,096
Interest expense	5,706	8	1	5,715
Identifiable assets	287,296	22,260	43,518	353,074
Depreciation and amortization	7,119	995	420	8,534
Goodwill impairment	11,576	---	---	11,576
Capital expenditures	2,418	3,566	21	6,005

The reconciliation of items differing from consolidated totals are shown below(in thousands of dollars):

	2008	2007	2006
Total interest expense for reportable segments	$3,353	$4,671	$5,715
Elimination of intersegment interest expense	(76)	(199)	(111)
Consolidated interest expense	$3,277	$4,472	$5,604

Total assets for reportable segments	$459,215	$443,244	$353,074
Elimination of intersegment assets	(46,529)	(43,716)	(18,648)
Consolidated assets	$412,686	$399,528	$334,426

The change in accounting for sales commissions described in Note 16 decreased reported segment assets by $2,549,000 and $197,000, and increased operating profit by $124,000 and $16,000 for publishing and software, respectively, in 2006.  Total assets for reportable segments decreased by $2,746,000 for 2006.

(15)         SELECTED QUARTERLY DATA

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

The following unaudited summary of quarterly financial information includes all adjustments necessary for a fair presentation for each period presented (in thousands of dollars, except per share amounts):

	Quarter Ended 2008
	March 22	June 14	September 6	December 31

Revenues	$75,261	$79,716	$78,189	$119,045
Gross Profit	36,001	37,799	36,941	53,356
Net Income	7,365	8,092	6,754	9,230

Earnings Per Share	$.26	$.29	$.24	$.33

	Quarter Ended 2007
	March 24	June 16	September 8	December 31

Revenues	$77,871	$78,671	$81,344	$114,338
Gross Profit	36,987	37,272	39,621	54,043
Net Income	6,878	7,498	63,951	9,711

Earnings Per Share	$.23	$.25	$2.18	$.33

As described in Note 16, as of the fourth quarter of 2007, the Company adopted a change in accounting principle regarding commissions paid to sales representatives for sales of BNA, Tax Management, and BNA Software products.  Those costs now are expensed as incurred rather than being deferred and amortized over the customer subscription terms.  The results shown are adjusted to retrospectively reflect the change.  As described in Note 5, third quarter 2007 net income includes a $56.4 million gain on the sale of buildings.

(16)         ACCOUNTING CHANGES

As described in Note 13, in 2008 the Company adopted the provisions of FAS 157, which defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  As described in Note 3, in 2007 the Company adopted the provisions of FAS 158, which requires the recognition of the underfunded status of defined benefit pension and other postretirement benefit plans as a liability in the consolidated balance sheets and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income.

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

Adjustments for this accounting change resulted in changes to net income and (earnings per share) as follows: 2007, increased $353,000 ($0.01) and 2006, increased $82,000 ($0.01).  In addition, as of January 1, 2006, this adjustment reduced retained earnings by $2,828,000.  The adjustment had no effect on net cash flows from operations.

The following tables show the effects of the accounting change on the Company’s consolidated financial statements (in thousands of dollars, except per share data):

	2007			2006
	Commission Expense			Commission Expense
	Before Change	After Change	Effect of Change	Reported	Adjusted	Effect of Change

Income Statement:
Selling Expense	$56,890	$57,478	$(588)	$58,324	$58,184	$(140)
Income Before Income Taxes	141,194	141,782	588	31,235	31,375	140
Provision for Income Taxes	53,509	53,744	235	11,864	11,922	58
Net Income	87,685	88,038	353	19,371	19,453	82
Earnings per Share	2.98	2.99	.01	.64	.65	.01

Balance Sheet:
Deferred Selling Expense	3,947	---	(3,947)
Deferred Income Taxes Current	4,696	6,250	235
Retained Earnings	$200,396	$198,003	$(2,393)	$123,431	$120,685	$(2,746)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BUREAU OF NATIONAL AFFAIRS, INC.
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts--		Deductions--		End of
Description	of Period	Expenses	Describe		Describe		Period

VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY APPLY:

Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2008	$2,034	$390	$(158	)(a)	$(543	)(b)	$1,723
Year ended December 31, 2007	2,102	660	83	(a)	811	(b)	2,034
Year ended December 31, 2006	2,596	571	(440	)(a)	625	(b)	2,102

Allowance for Excess Inventory:
Year ended December 31, 2008	$680	$44					$724
Year ended December 31, 2007	680	---					680
Year ended December 31, 2006	588	92					680

Allowance for Deferred Tax Assets:
Year ended December 31, 2008	$601	$(601)					$ ---
Year ended December 31, 2007	658	(57)					601
Year ended December 31, 2006	536	122					658

Notes:

(a)    Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivablenot included in revenues.

(b)    Net accounts written off.

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosures.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of its disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and CFO have concluded that our disclosure control policies and procedures are effective to provide that the information required to be disclosed in reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during  the quarter ended December 31, 2008 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, 13, and 14, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2008.  Such information is incorporated herein by reference.

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

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2008.  Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

Name	Age	Present position and prior experience
Cynthia J. Bolbach	61	Vice President and Corporate Secretary
		Corporate Secretary since 1995
		and vice president since 2002. Joined
		BNA in 1972

Eunice L. Bumgardner	48	Vice President & General Counsel
		Vice president since 1996 and
		general counsel since 1995. Joined
		BNA in 1994.

Carol A. Clark	52	Vice President
		Vice president since 2001
		Previously served as technology director
		since 1997. Joined BNA in 1983.

Robert P. Ambrosini	52	Vice President and Chief Financial Officer
		Joined BNA in 2007. Served as Senior
		Vice President of Finance and Accounting
		for the National Geographic Channel 2004-
		2006, and as Chief Financial Officer
		of Black Entertainment Television, Inc.
		from 2000 to 2004.

Gilbert S. Lavine	57	Treasurer
		Treasurer since 1998. Joined BNA in 1985.

Name	Age	Present position and prior experience
Gregory C. McCaffery	48	President and Chief Operating Officer
		President since 2007and chief operating
		officer since 2003. Joined BNA in 1986

James R. Schneble	54	Corporate Controller
		Controller since 1990. Joined BNA in 1985.

Paul N. Wojcik	60	Chairman and Chief Executive Officer
		Chairman since 2007 and CEO since
		1997, president 1995-2007. Joined BNA in
		1972

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item 12 is contained in the Proxy Statement under the heading "I.   Election of Directors" and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is contained in the Proxy Statement under the heading "II. Corporate Governance" and "III. Executive Compensation" and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this Item 14 is contained in the Proxy Statement under the heading "IV.   Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following documents are filed as part of this report.

(a) (1)	Financial Statements	Page
	Reports of Independent Registered Public Accounting Firms	23

	Consolidated Statements of Income for the years	25
	ended December 31, 2008, 2007, and 2006
	Balance Sheets as of December 31, 2008 and 2007	26
	Consolidated Statements of Cash Flows for each of the
	years ended December 31, 2008, 2007, and 2006	28
	Consolidated Statements of Changes in Stockholders'
	Equity and Comprehensive Income for each of the
	years ended December 31, 2008, 2007, and 2006	30
	Notes to Consolidated Financial Statements	31

(2)	Financial Statement Schedule:
II	Valuation and Qualifying Accounts and Reserves
	for the years ended December 31, 2008, 2007, and 2006	53

(a) (3)	Exhibits

3.1	Certificate of Incorporation, as amended*

3.2	By laws, as amended.**

11	Statement re: Computation of Per Share Earnings is contained in the 2008
Consolidated Financial Statements in the Notes to Consolidated Financial Statements,
Note 11, "Stockholders' (Deficit) Equity"

21	Subsidiaries of Registrant.***

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

99.1	Proxy Statement for the Annual Meeting of security holders to be held on April 18, 2009****

*	Incorporated by reference to the Company’s 2001 Form 10-K
Commission File Number 2-28286, filed on March 29, 2002.
The exhibit number indicated above corresponds to the
exhibit number in that filing.

**	Incorporated by reference to the 8K filed by the Company on
February 19, 2009. The exhibit number indicated above corresponds to the exhibit number in that filing.

***	Filed herewith.

****	Incorporated by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2008.

Upon written or oral request to the Company’s General Counsel, a copy of any of the above exhibits will be furnished at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.

By: /s/Paul N. Wojcik	By: /s/Robert P. Ambrosini
Paul N. Wojcik	Robert P. Ambrosini,
Chief Executive Officer	Vice President and Chief Financial Officer
(Chief Accounting Officer)

Date: March 25, 2009	Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: /s/Paul N. Wojcik
Paul N. Wojcik
Chairman of the Board of Directors
Director

Date: March 25, 2009

By: /s/Paul A. Blakely	March 25, 2009	By: /s/George J. Korphage	March 25, 2009
Paul A. Blakely	Date	George J. Korphage	Date
Director		Director

By: /s/Cynthia J. Bolbach	March 25, 2009	By: /s/Gregory C. McCaffrey	March 25, 2009
Cynthia J. Bolbach	Date	Gregory C. McCaffrey	Date
Director		Director

By: /s/Eunice Lin Bumgardner	March 25, 2009	By: /s/Darren P. McKewen	March 25, 2009
Eunice Lin Bumgardner	Date	Daren P. McKewen	Date
Director		Director

By: /s/Neil R. Froemming	March 25, 2009	By: /s/Jonathan Newcomb	March 25, 2009
Neil R. Froemming	Date	Jonathan Newcomb	Date
Director		Director

By: /s/Gerald S.Hobbs	March 25, 2009	By: /s/Ellen Taus	March 25, 2009
Gerald S. Hobbs	Date	Ellen Taus	Date
Director		Director

By: /s/Marcia P. Kaplan	March 25, 2009	By: /s/Daniel W. Toohey	March 25, 2009
Marcia P. Kaplan	Date	Daniel W. Toohey	Date
Director		Director

		Sequential Page
Number	Exhibit Description	Number

3.1	Certificate of Incorporation, as amended	*

3.2	By laws, as amended	*

11	Statement re: Computation of Per Share Earnings is contained in the 2008
	Consolidated financial Statements in the Notes to Consolidated Financial
	Statements , Note 11 "Stockholders' (Deficit) Equity,"	49

21	Subsidiaries of Registrant	61

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	62

23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	63

31.1 31.1	Certification of the Chief Executive Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	64

31.2 31.2	Certification of the Chief Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	65

32.1 32.1	Certification of the Chief Executive Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	66

32.2	Certification of the Chief Financial Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	67

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2009	**

*	Incorporated by reference to the Company’s 2001 Form 10-K
	Commission File Number 2-28286, filed on March 29, 2002.
	The exhibit number indicated above corresponds to the
	exhibit number in that filing.

**	The Definitive Proxy Statement is expected to be filed with
	the SEC within 120 days of December 31, 2008.