Form 10-Q
period 2009-03-28
BUREAU OF NATIONAL AFFAIRS INC
filed 2009-05-07
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act   (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 2009 was 11,528,344 Class A common shares, 15,964,285 Class B common shares, and 12,440 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED MARCH 28, 2009 and MARCH 22, 2008
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	March 28, 2009	March 22, 2008

OPERATING REVENUES	$75,856	$75,261

OPERATING EXPENSES:
Editorial, production, and distribution	40,967	39,260
Selling	12,484	11,917
General and administrative	13,595	13,000

TOTAL OPERATING EXPENSES	67,046	64,177

OPERATING PROFIT	8,810	11,084

INVESTMENT INCOME	1,066	1,240
INTEREST EXPENSE	(648)	(816)

INCOME BEFORE INCOME TAXES	9,228	11,508
PROVISION FOR INCOME TAXES	3,236	4,143

NET INCOME	5,992	7,365

OTHER COMPREHENSIVE INCOME (LOSS)	1,594	(701)

COMPREHENSIVE INCOME	$7,586	$6,664

EARNINGS PER SHARE	$.22	$.26

WEIGHTED AVERAGE SHARES OUTSTANDING	27,505,285	28,734,218
DIVIDENDS DECLARED PER SHARE	$.20	$.20

 See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 28, 2009 and DECEMBER 31, 2008

(In thousands of dollars)

	(Unaudited)
	March 28,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$22,200	$11,139
Short-term investments	8,082	8,530
Receivables (net of allowance for doubtful accounts of
$1,397 at March 28, 2009 and $1,723 at Dec. 31, 2008)	23,310	35,661
Inventories	2,709	2,608
Prepaid expenses	4,399	4,966
Deferred income taxes	6,963	7,136

Total current assets	67,663	70,040

MARKETABLE SECURITIES	102,352	106,681

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	95,880	95,857
Furniture, fixtures and equipment	46,696	46,469

	166,218	165,968
Less-Accumulated depreciation	47,133	45,542

Net property and equipment	119,085	120,426

OTHER LONG-TERM INVESTMENT	3,200	---

DEFERRED INCOME TAXES	45,498	45,286

GOODWILL	61,790	61,790

INTANGIBLE AND OTHER AMORTIZABLE ASSETS	8,007	8,377

OTHER ASSETS	147	86
Total assets	$407,742	$412,686

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 28, 2009 and DECEMBER 31, 2008

(In thousands of dollars)

	(Unaudited)
	March 28,	December 31,
LIABILITES AND STOCKHOLDERS' DEFICIT	2009	2008

CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	14,502	18,928
Employee compensation and benefits payable	19,015	20,256
Income taxes payable	4,963	1,313
Dividends payable	5,518	---
Deferred revenues	125,785	133,630

Total current liabilities	180,283	184,627

LONG-TERM DEBT, less current portion	23,500	23,500

POSTRETIREMENT BENEFITS, less current portion	218,967	219,686

OTHER LIABILITIES	1,188	1,337

Total liabilities	423,938	429,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	44,335	42,181
Retained earnings	218,500	218,026
Treasury stock, at cost — 29,661,476 shares at
March 28, 2009 and 29,547,221 at Dec. 31, 2008	(254,856)	(250,902)
Accumulated other comprehensive loss:
Net unrealized loss on marketable securities	(3,391)	(3,701)
Foreign currency translation adjustment	(77)	(104)
Postretirement benefits adjustment	(77,874)	(79,131)
Total stockholders' deficit	(16,196)	(16,464)
Total liabilities and stockholders' deficit	$407,742	$412,686

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 12 WEEKS ENDED MARCH 28, 2009 and MARCH 22, 2008
(Unaudited)
(In thousands of dollars)

	12 Weeks Ended
	March 28, 2009	March 22,2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,992	$7,365
Adjustments to reconcile net income to net
cash provided by operating activities—
Depreciation and amortization	2,415	2,442
Deferred income taxes	(1,049)	(641)
Gain on sales of securities	(97)	(125)
Others	(225)	(271)
Changes in operating assets and liabilities—
Receivables	12,577	13,790
Deferred revenues	(7,779)	(634)
Payables and accrued liabilities	(3,317)	(2,333)
Postretirement benefits	1,355	3,443
Inventories	(101)	28
Other assets and liabilities—net	398	1,537

Net cash provided by operating activities	10,169	24,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	29	---
Purchase of property and equipment	(704)	(309)
Purchase of publishing assets	---	(1,129)
Purchase of other long-term investment	(3,200)	---
Investment securities sales and maturities	18,366	21,690
Investment securities purchases	(11,427)	(23,044)

Net cash provided by (used in) investing activities	3,064	(2,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	3,488	3,925
Purchases of treasury stock	(5,660)	(2,391)

Net cash (used in) provided by financing activities	(2,172)	1,534

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,061	23,343

CASH AND CASH EQUIVALENTS, beginning of period	11,139	11,789

CASH AND CASH EQUIVALENTS, end of period	$22,200	$35,132

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$708	$865
Income taxes paid	635	455

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
March 28, 2009
(Unaudited)

NOTE 1:  General

The primary business of The Bureau of National Affairs, Inc., (BNA, or "the Company") is the publishing of legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users, mainly in the United States.

BNA also provides printing services to customers in the mid-Atlantic region through its McArdle Printing Co., Inc. subsidiary.  The Company's software businesses develop, produce, and market tax and financial planning software and electronic tax forms for U.S. customers.

The Company's financial reporting is based on 13 four-week periods.  There are three periods (twelve weeks) in each of the first three fiscal quarters and four periods in the fourth fiscal quarter.   The information in this report has not been audited.  Results for the twelve weeks are not necessarily representative of the year because of the seasonal nature of activities.  The financial information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results reported for the periods shown and has been prepared in conformity with generally accepted accounting principles of the United States of America applied on a consistent basis.

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 2008 Annual Report on Form 10-K.  Note disclosures which would substantially duplicate those contained in the 2008 Annual Report on Form 10-K have been omitted.  Certain prior year balances have been reclassified to conform to the current year presentation.

The reported amounts of certain assets and liabilities, and the disclosures of contingent assets and liabilities, result from management estimates and assumptions which are required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America.  Estimates and assumptions are used for measuring such items as post-retirement benefits, deferred tax assets, and the allowance for doubtful accounts, and for evaluating the possible impairment of intangible assets and goodwill.  Accordingly, estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Deferred revenues at the end of the first quarter of 2009 consisted of $114.1 million of deferred subscription revenues and $11.7 million of deferred software revenues.  Deferred revenues at the end of 2008 consisted of $117.4 million of deferred subscription revenues and $16.2 million of deferred software revenues.

NOTE 3:  Inventories

Inventories consisted of the following (in thousands of dollars):

	March 28, 2009	December 31, 2008
Materials and supplies	$1,279	$1,272
Work in process	303	266
Finished goods	1,127	1,070
Totals	$2,709	$2,608

NOTE 4:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	March 28, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$26,069	$(20,415)	$25,693	$(19,963)
Customer Lists	5,582	(4,724)	5,582	(4,644)
Copyrights	9,145	(7,670)	9,145	(7,459)
Other	130	(110)	130	(107)
Total	$40,926	$(32,919)	$40,550	$(32,173)

Amortization expense for the above assets was $746,000 and $807,000, respectively, in the first quarter of 2009 and 2008.  During the first quarter of 2009, gross assets of $376,000 were added.

Goodwill is assigned to the reportable segments as follows: publishing $38,422,000; printing $917,000; and software $22,451,000.

NOTE 5:  Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other post-reitrement benefits) for certain of its employees.  The net periodic benefit expense is based on estimated values provided by third party actuaries.

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended
	03/28/09	03/22/08
Pension Benefits:
Service cost	$1,923	$1,869
Interest cost	2,945	2,737
Expected return on plan assets	(2,991)	(3,490)
Amortization of prior service cost
and net actuarial loss	1,140	15
Total	$3,017	$1,131

Other Post-Retirement Benefits:
Service cost	$1,479	$1,252
Interest cost	2,519	2,203
Expected return on plan assets	(323)	(530)
Amortization of prior service cost
and net actuarial loss	946	467
Total	$4,621	$3,392

Pension plan contributions were $14 million in 2008 and are expected to be $15 million in 2009.  $5 million was contributed during the first quarter of 2009, while no plan contributions were made in the first quarter of 2008.

NOTE 6:  Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
March 28, 2009
Publishing	$63,200	$	---	$63,200	$6,084
Printing	7,981		2,420	5,561	228
Software	7,667		572	7,095	2,498
Total	$78,848		$2,992	$78,856	$8,810

March 22, 2008
Publishing	$62,071	$	---	$62,071	$8,029
Printing	8,635		2,413	6,222	324
Software	7,538		570	6,968	2,731
Total	$78,244		$2,983	$75,261	$11,084

NOTE 7:  Stockholders' Deficit

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company's Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan ("the Plans").  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  Dividends of $.20 per share were declared in March of 2009 and in March of 2008.

Treasury stock as of March 28, 2009 and December 31, 2008, respectively, consisted of: Class A, 18,471,656 and 18,621,895 shares; Class B, 8,670,580 and 8,406,086 shares; and Class C, 2,519,240 and 2,519,240 shares.  As of March 28, 2009, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company's stockholders, when selling stock, are required to first tender them to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $14.1 million as of March 28, 2009, is known or expected to be tendered during the next twelve months.  The actual amount will likely be higher.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $1,382,000 and $1,477,000 in the first quarter of 2009 and 2008, respectively.

NOTE 9: Fair Value Measurements

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

In the first quarter of 2008, the Company adopted FAS 157 for financial assets and liabilities.  In February 2008, the FASB deferred the effective date of FAS 157 until January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The Company adopted FAS 157 as it pertains to such nonfinancial assets and liabilities in the first quarter of 2009.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

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

Level 3:	Unobservable inputs that reflect the reporting entitys own assumptions.

Financial assets carried at fair value measured on a recurring basis as of March 28, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance	Fair Value Measures at 3/28/09			Fair Value
	as of	Using Fair Value Hierarchy			as of
	3/28/09	Level 1	Level 2	Level 3	3/28/09
Assets:
Cash and cash equivalents	$22,200	$22,200	---	---	$22,200

Short-term investments	8,082	8,082	---	---	8,082
Marketable securities	102,352	102,352	---	---	102,352
Total	$132,634	$132,634	---	---	$132,634

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company does not chose to elect the fair value option as prescribed by FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.

NOTE 10: Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset in accordance with Statement of Financial Accounting Standards No. 141R, Business Combinations (FAS 141R).  FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date.  Accordingly, the Company adopted the provisions of this FSP on January 1, 2009.  The impact that the adoption of FSP FAS 142-3 may have on the Company's financial position and results of operations will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  This pronouncement amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), to require disclosures of the fair value of financial instruments in interim periods as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  Accordingly, the Company will adopt the provisions of this FSP in the second quarter of 2009.  The adoption is not expected to have a material impact on the Company's consolidated financial statements.

PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company's 2008 Annual Report on Form 10-K, which provides a more thorough discussion of the Company's business and operations. This interim report is intended to provide an update of the disclosures contained in the 2008 Annual Report on Form 10-K and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

Forward-Looking Statements

This management discussion contains certain statements that are not statements of historical fact but are forward-looking statements. The use of such words as "believes," "expects," "estimates," "could," "should," "will," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

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

In the fall of 2008, BNA launched "BNA Convergence," a new delivery platform designed for the legal and corporate markets.  This new platform, produced in partnership with technology partner Llesiant, allows law firms to search all their BNA content along with a large collection of third-party content, utilizing Llesiant's taxonomy-based search engine.  Results can be delivered in a variety of formats.  This product is a further step in BNA's strategy of moving beyond being a content provider to delivering information solutions for its key markets. In 2009, the Company invested $3.2 million in Llesiant's preferred stock.

Earlier efforts aimed at the Human Resources and Environment markets, which also combined internal resources with technology partners, matured in 2008 despite the challenging environment.  New products and more focused sales efforts led to strong growth for our expanding line of HR Decision Support Networks and our set of Environment, Health, and Safety Tools. The economic environment has affected the corporate market for these products in 2009, but information solutions that enable businesses to meet increasingly stringent compliance needs with fewer in-house resources should remain attractive to cost-conscious customers.

BNA pursues a Web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services— Lexis and Westlaw— for many years. Beginning in 2003, based on revised license agreements, BNA began to sell subscriptions to subject libraries on these networks, and these have been very popular with major law firms and law schools. In addition, as a result of new license agreements, BNA began to sell subscriptions to its tax products on CCH's tax platform in late 2005 and on RIA's tax platform in early 2006. These networks, in addition to BNA's own online networks and print, provide customers with a variety of product delivery options.

In early 2008, the Corporate and Tax & Accounting sales divisions were combined. The combination eliminates overlapping sales territories and mitigates periods of reduced opportunity for the former Tax & Accounting sales representatives during busy tax seasons. In addition, the Company created a small sales division focusing on the environmental product line.

Early in 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the companys growing portfolio of conferences, special reports, and books for the international tax market.

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

To facilitate the integration of BNA's quality content with technology to produce information solutions, a new Product Research and Development business unit, headed by a Chief Product Officer, was created in 2009. This unit will be responsible for developing all new products and services, focusing specifically on how best to integrate the latest technology, processes, and applications with our unique content to provide better products and services to our customers. This unit will also be responsible for BNA's electronic commerce initiatives.

As we face the task of continuing BNA's success, several external factors loom large.

The first is the general economic environment, which was weak throughout 2008 and then became seriously distressed with the September setbacks in the banking industry.  This weakness has continued into 2009 and the effects are being felt throughout our professional, corporate, and government markets, as all of our customers tighten spending and several struggle to survive.  Large law firms, BNA's largest market, have been particularly affected and are aggressively adjusting their cost structures in ways that impact their suppliers, including their information providers.

A second but related factor is the rapidly expanding expenses related to BNA's post-retirement benefits obligations.  It is becoming increasingly difficult to support the expense of BNA's current benefits program.

Management will monitor these factors and take whatever steps are necessary to ensure BNA's ability to continue its long-term success.

Results of Operations
Twelve weeks 2009 compared to twelve weeks 2008

First quarter revenues were slightly ahead of last year's first quarter, but not enough to cover an increase in operating expenses.  Net income for the first quarter was $6.0 million compared to $7.4 million in 2008, and earnings per share were $.22 for the first quarter versus $.26 in 2008. Consolidated revenues of $75.9 million were up 0.8 percent, primarily due to the addition of five calendar days to the current quarter, and operating expenses were up 4.5 percent due to higher post-retirement benefit expenses and to the additional calendar days.

Publishing segment revenues were up 1.8 percent compared to the prior year.  BNA Parent and Tax Management subscription and online revenues were up 5.9 percent in the first quarter of 2009, while all other publishing segment businesses, which produce more non-subscription products, were down.  BNA International revenues were down 9.1 percent due to the stronger U.S. dollar, and BNA Books revenues were down $0.9 million because fewer titles were released. Revenues of BNA Subsidiaries, LLC, the company resulting from the merger of Kennedy Information and IOMA, were down 16.7 percent, affected in part by the timing of consulting contracts and research report release dates, but also by a general decline in non-subscription sales.  Publishing operating expenses were up 5.7 percent because of higher post-retirement benefit plan expenses.

Printing segment revenues were down 7.6 percent compared to 2008.  Commercial sales were down 10.6 percent due to lower print volumes, and intersegment revenues were flat.  Operating expenses were down 6.7 percent, reflecting aggressive steps taken to adjust expenses to lower revenues. Operating profit was $228,000 in the first quarter of 2009, compared to $324,000 in 2008.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 1.7 percent compared to 2008, while expenses were up 7.5 percent.  BNA Software revenues increased 2.6 percent from the first quarter of 2008.  Operating expenses were up 8.4 percent as BNA Software invested in strategic initiatives aimed at continued growth.  BNA Software's operating profit was $1.4 million in 2009 compared to $1.6 million in the same period of 2008.  STF revenues were down 1.0 percent compared to 2008, due to the timing of product release updates.  Operating expenses were up 2.7 percent, and that led to a 3.6 percent decrease in operating profit.  The total software segment's operating profit decreased 8.5 percent to $2.5 million.

Investment income decreased slightly, reflecting higher yields, offset by lower gains on sales of securities.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected an unrealized holding gain in 2009 compared to an unrealized holding loss in 2008.

Outlook

The economic environment has affected all of our markets negatively, and this has impacted revenues in the first quarter, especially on non-subscription products and services.  We expect this to continue throughout most if not all of 2009.  The governmental response to the economic crisis should, on the other hand, increase the need and demand for existing BNA information and services, as well as create opportunities for the development of new offerings.  Changes in laws and regulations, along with increased enforcement, are expected in all areas traditionally covered by BNA products and services, including tax, health care, labor, environment, and business regulations, and this should make BNA's news and reference products essential to professionals who need to keep abreast of and comply with regulatory requirements.  BNA's strong financial position will enable investments to be made in new and improved products and technology to meet this need, even if the return on these investments is delayed by currently weak markets. Increased post-retirement benefit expenses are significantly impacting profit comparisons to last year through the first quarter, and will continue to do so throughout the year.  Other costs are being managed well and, if not for the post-retirement benefit expenses, BNA's first quarter profit would have improved on 2008s first quarter.  We will continue to proactively manage costs, but do not expect to be able to make up for all of the increased benefit expenses.

Financial Position

Customer cash receipts were down 7.7 percent, and operating expenditures, including a $5 million contribution to the retirement plan, increased 11.8 percent, leading cash provided from operating activities to decrease 59 percent in the first quarter of 2009 to $10.2 million. Cash provided by investing activities was $3.1 million. Purchase of other long-term investments amounted to $3.2 million, net capital expenditures were $0.7 million, and net cash provided from securities investments totaled $6.9 million. Cash used in financing activities netted to $2.2 million. Capital stock repurchases were $5.7 million and receipts for sales of capital stock to employees totaled $3.5 million.

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

There have been no material changes in market risk since December 31, 2008.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, the CEO and CFO have found such controls to be effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal control over financial reporting during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company's 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended March 28, 2009, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2009 - January 31, 2009	99,920	$15.75
February 1, 2009 - February 28, 2009	85,149	$15.75
March 1, 2009 - March 28, 2009	174,281	$15.75

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 18, 2009.  A proxy statement pursuant to Rule 14a was distributed to all stockholders in connection with the meeting.

Results of the election for nine stockholder directors and four independent, non-stockholder directors:

Stockholder Candidates:
Nominee	Shares Voted for

Gregory C. McCaffery	5,889,860
Paul N. Wojcik	5,869,701
Cynthia J. Bolbach	4,823,152
George J. Korphage	4,712,459
Eunice L. Bumgardner	4,225,590
Darren P. McKewen	4,124,152
Paul A. Blakely	3,997,363
Neil R. Froemming	3,873,241
Marcia P. Kaplan	3,638,439

Independent Candidates :
Nominee	Shares Voted for

Ellen Taus	4,838,753
Gerald S. Hobbs	4,566,586
Daniel W. Toohey	4,520,870
Jonathan Newcomb	4,434,203

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Registrant

May 7, 2009	By: s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

May 7, 2009	By: s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer