Form 10-Q
period 2009-06-20
BUREAU OF NATIONAL AFFAIRS INC
filed 2009-07-29
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 20, 2009	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 20, 2009 was 10,933,754 Class A common shares, 15,793,100 Class B common shares, and 6,450 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 24 WEEKS ENDED JUNE 20, 2009 and JUNE 14, 2008
(Unaudited)
(All dollars in thousands, except per share amounts)

	24 Weeks Ended
	June 20, 2009	June 14, 2008

OPERATING REVENUES	$151,201	$154,977

OPERATING EXPENSES:
Editorial, production, and distribution	81,750	81,177
Selling	24,166	24,164
General and administrative	26,433	26,408

TOTAL OPERATING EXPENSES	132,349	131,749

OPERATING PROFIT	18,852	23,228

INVESTMENT INCOME	1,979	2,505
INTEREST EXPENSE	(1,264)	(1,581)

INCOME BEFORE INCOME TAXES	19,567	24,152
PROVISION FOR INCOME TAXES	6,890	8,695

NET INCOME	12,677	15,457

OTHER COMPREHENSIVE INCOME (LOSS)	4,320	(268)

COMPREHENSIVE INCOME	$16,997	$15,189

EARNINGS PER SHARE	$.47	$.54

WEIGHTED AVERAGE SHARES OUTSTANDING	27,239,256	28,524,599

DIVIDENDS DECLARED PER SHARE	$.20	$.20

 See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED JUNE 20, 2009 and JUNE 14, 2008
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	June 20, 2009	June 14, 2008

OPERATING REVENUES	$75,345	$79,716

OPERATING EXPENSES:
Editorial, production, and distribution	40,783	41,917
Selling	11,682	12,247
General and administrative	12,838	13,408

TOTAL OPERATING EXPENSES	65,303	67,572

OPERATING PROFIT	10,042	12,144

INVESTMENT INCOME	913	1,265
INTEREST EXPENSE	(616)	(765)

INCOME BEFORE INCOME TAXES	10,339	12,644
PROVISION FOR INCOME TAXES	3,654	4,552

NET INCOME	6,685	8,092

OTHER COMPREHENSIVE INCOME	2,726	433

COMPREHENSIVE INCOME	$9,411	$8,525

EARNINGS PER SHARE	$.25	$.29

WEIGHTED AVERAGE SHARES OUTSTANDING	26,973,227	28,335,312

 See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 20, 2009 and DECEMBER 31, 2008

(In thousands of dollars)

	(Unaudited)
	June 20,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$13,730	$11,139
Short-term investments	10,087	8,530
Receivables (net of allowance for doubtful accounts of
$1,188 at June 20, 2009 and $1,723 at Dec. 31, 2008)	27,182	35,661
Inventories	2,998	2,608
Prepaid expenses	4,335	4,966
Deferred income taxes	6,963	7,136

Total current assets	65,295	70,040

MARKETABLE SECURITIES	96,862	106,681

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	95,884	95,857
Furniture, fixtures and equipment	47,109	46,469

	166,635	165,968
Less-Accumulated depreciation	48,713	45,542

Net property and equipment	117,922	120,426

OTHER LONG-TERM INVESTMENT	3,200	---

DEFERRED INCOME TAXES	45,099	45,286

GOODWILL	61,790	61,790

INTANGIBLE AND OTHER AMORTIZABLE ASSETS	7,740	8,377

OTHER ASSETS	133	86
Total assets	$398,041	$412,686

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 20, 2009 and DECEMBER 31, 2008

(In thousands of dollars)

	(Unaudited)
	June 20,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2009	2008

CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	12,141	18,928
Employee compensation and benefits payable	20,052	20,256
Income taxes payable	1,747	1,313
Deferred revenues	127,577	133,630

Total current liabilities	172,017	184,627

LONG-TERM DEBT, less current portion	20,500	23,500

POSTRETIREMENT BENEFITS, less current portion	223,329	219,686

OTHER LIABILITIES	1,136	1,337

Total liabilities	416,982	429,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	44,942	42,181
Retained earnings	225,184	218,026
Treasury stock, at cost — 30,433,241 shares at
June 20, 2009 and 29,547,221 at Dec. 31, 2008	(267,618)	(250,902)
Accumulated other comprehensive loss:
Net unrealized loss on marketable securities	(1,877)	(3,701)
Foreign currency translation adjustment	(121)	(104)
Postretirement benefits adjustment	(76,618)	(79,131)
Total stockholders' deficit	(18,941)	(16,464)
Total liabilities and stockholders' deficit	$398,041	$412,686

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24 WEEKS ENDED JUNE 20, 2009 and JUNE 14, 2008
(Unaudited)
(In thousands of dollars)

	24 Weeks Ended
	June 20, 2009	June 14, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,677	$15,457
Adjustments to reconcile net income to net
cash provided by operating activities—
Depreciation and amortization	4,708	4,717
Deferred income taxes	(2,276)	(1,736)
Gain on sales of securities	(129)	(254)
Others	(255)	(192)
Changes in operating assets and liabilities—
Receivables	8,914	12,131
Deferred revenues	(5,987)	(1,965)
Payables and accrued liabilities	(6,512)	(835)
Postretirement benefits	7,803	4,157
Inventories	(390)	121
Other assets and liabilities—net	333	(354)

Net cash provided by operating activities	18,886	31,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	31	---
Purchase of other long-term investment	(3,200)	---
Purchase of property and equipment	(707)	(1,300)
Capitalized software	(658)	(499)
Acquisition of publishing assets	(180)	(1,109)
Investment securities sales and maturities	31,010	34,181
Investment securities purchases	(20,084)	(36,319)

Net cash provided by (used in) investing activities	6,212	(5,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	4,917	5,443
Purchases of treasury stock	(18,905)	(14,898)
Payment of long-term debt	(3,000)	(3,000)
Dividends paid	(5,519)	(5,784)

Net cash used in financing activities	(22,507)	(18,239)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,591	7,962

CASH AND CASH EQUIVALENTS, beginning of period	11,139	11,789

CASH AND CASH EQUIVALENTS, end of period	$13,730	$19,751

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$1,368	$1,720
Income taxes paid	8,727	5,811

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
June 20, 2009
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

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K.  Note disclosures which would substantially duplicate those contained in the 2008 Annual Report on Form 10-K have been omitted.  Certain prior year balances have been reclassified to conform to the current year presentation.

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

The Company has evaluated subsequent events after the balance sheet date through the date the financial statements were issued and did not note any events that would require disclosure.

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

The majority of publishing sales are by subscription, primarily for one year.  Subscription revenues are deferred and amortized over the subscription terms.  The Company also licenses information content to certain online service providers for access by their customers.   Revenues from these licenses are recognized on either a transactional or subscription basis.  Revenues from other publishing products, such as books, research reports, and special reports, are recognized when the products are shipped, net of a reserve for returns when the right of return exists.

Revenues from printing services are recognized when the materials are shipped.  Revenues from consulting, software data conversion, and training are recognized when the services have been completed.  Revenues from event-related activities, such as conferences, are recognized when the event has been completed.

Software revenues are recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition. The majority of software sales are bundled arrangements which include a one-year software program license term and post-sale support, including telephone support and program updates (when and if available) during the license term.  Revenues are deferred and recognized ratably over the license and post-sale support term.  However, when the sale includes a specified upgrade (a specific future program enhancement promised to customers) revenue is deferred until that specified upgrade is delivered.  Revenues from sales of software products with updates provided periodically over a license term, typically one year, are recognized ratably over the license terms.

Deferred revenues at the end of the second quarter of 2009 consisted of $113.4 million of deferred subscription revenue and $14.2 million of deferred software revenue.  Deferred revenues at the end of 2008 consisted of $117.4 million of deferred subscription revenue and $16.2 million of deferred software revenue.

NOTE 3:  Inventories

Inventories consisted of the following (in thousands of dollars):

	June 20, 2009	December 31, 2008
Materials and supplies	$1,411	$1,272
Work in process	488	266
Finished goods	1,099	1,070
Total	$2,998	$2,608

NOTE 4:  Intangible and Other Amortizable Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	June 20, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$26,351	$(20,870)	$25,693	$(19,963)
Customer Lists	5,677	(4,784)	5,582	(4,644)
Copyrights	9,145	(7,882)	9,145	(7,459)
Other	215	(112)	130	(107)
Total	$41,388	$(33,648)	$40,550	$(32,173)

Amortization expense for the above assets was $1,475,000 and $1,569,000, respectively, in the first two quarters of 2009 and 2008.  During the first two quarters of 2009, gross intangible and other amortizable assets of $838,000 were added.

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

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		24 Weeks Ended
	06/20/09	06/14/08	06/20/09	06/14/08

Pension Benefits:
Service cost	$1,833	$1,624	$3,756	$3,493
Interest cost	3,095	2,925	6,040	5,662
Expected return on plan assets	(3,134)	(3,670)	(6,125)	(7,160)
Amortization of prior service cost
and net actuarial loss	1,140	63	2,280	78
Total	$2,934	$942	$5,951	$2,073

Other Post-Retirement Benefits:
Service cost	$1,493	$1,401	$2,972	$2,653
Interest cost	2,546	2,318	5,065	4,521
Expected return on plan assets	(322)	(490)	(645)	(1,020)
Amortization of prior service cost
and net actuarial loss	946	626	1,892	1,093
Total	$4,663	$3,855	$9,284	$7,247

Pension plan contributions were $14 million in 2008 and are expected to be $15 million in 2009.  $5 million was contributed during the first two quarters of 2009, while $3 million was contributed during the first two quarters of 2008.

NOTE 6:  Segment Information

In thousands of dollars:
12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
June 20, 2009
Publishing	$63,868	$	---	$63,868	$8,091
Printing	7,450		2,439	5,011	136
Software	7,033		567	6,466	1,815
Total	$78,351		$3,006	$75,345	$10,042

June 14, 2008
Publishing	$66,502	$	---	$66,502	$9,988
Printing	9,358		2,513	6,845	510
Software	6,953		584	6,369	1,646
Total	$82,813		$3,097	$79,716	$12,144

24 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
June 20, 2009
Publishing	$127,068	$	---	$127,068	$14,175
Printing	15,431		4,859	10,572	364
Software	14,700		1,139	13,561	4,313
Total	$157,199		$5,998	$151,201	$18,852

June 14, 2008
Publishing	$128,573	$	---	$128,573	$18,017
Printing	17,993		4,926	13,067	834
Software	14,491		1,154	13,337	4,377
Total	$161,057		$6,080	$154,977	$23,228

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

Treasury stock as of June 20, 2009 and December 31, 2008, respectively, consisted of: Class A, 19,066,246 and 18,621,895 shares; Class B, 8,841,765 and 8,406,086 shares; and Class C, 2,525,230 and 2,519,240 shares.  As of June 20, 2009, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $7.6 million as of June 20, 2009, is known or expected to be tendered during the next twelve months.  The actual amount will likely be higher.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $2,687,000 and $2,968,000 in the first two quarters of 2009 and 2008, respectively.

NOTE 9: Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Financial assets carried at fair value measured on a recurring basis as of June 20, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance	Fair Value Measures at 06/20/09			Fair Value
	as of	Using Fair Value Hierarchy			as of
	06/20/09	Level 1	Level 2	Level 3	06/20/09
Assets:
Cash and cash equivalents	$13,730	$13,730	---	---	$13,730

Short-term investments	10,087	10,087	---	---	10,087
Marketable securities	96,862	96,862	---	---	96,862
Total	$120,679	$120,679	---	---	$120,679

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company chose not to elect the fair value option as prescribed by FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.    At the end of the second quarter, long-term debt with a carrying value of $31,000,000 had a fair value of $32,298,000.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

NOTE 10: Investments

Proceeds from the sales and maturities of securities for the first two quarters of 2009 were $31,010,000.  Gross realized gains and (losses) from these sales were $312,000 and $(183,000).  For the second quarter only, proceeds from the sales and maturities of securities were $12,644,000 and gross realized gains and (losses) from these sales were $32,000 and $0. The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 20, 2009	Cost	Gains	Losses	Value

Equity securities	$17,574	$158	$(4,291)	$13,441
Municipal bonds	90,157	1,953	(705)	91,405
Corporate debt	2,101	69	(67)	2,103

Total	$109,832	$2,180	$(5,063)	$106,949

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Equity securities	$16,859	$131	$(5,390)	$11,600
Municipal bonds	101,960	1,736	(1,975)	101,721
Corporate debt	2,085	---	(195)	1,890

Total	$120,904	$1,867	$(7,560)	$115,211

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
June 20, 2009	Value	12 months	12 Months

Equity securities	$12,369	$(1,811)	$(2,480)
Municipal bonds	24,697	(255)	(450)
Corporate debt	769	(67)	---

Total	$37,835	$(2,133)	$(2,930)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2008	Value	12 months	12 Months

Equity securities	$10,504	$(5,390)	$ ---
Municipal bonds	33,162	(1,279)	(696)
Corporate debt	1,890	(195)	---

Total	$45,556	$(6,864)	$(696)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired. The write downs amounted to $50,000 in the first two quarters of 2009 and $435,000 for 2008 and are included in investment income in the consolidated statements of income.  At June 20, 2009, 49 securities had an aggregated unrealized loss of 11.8 percent from their amortized cost.  At December 31, 2008, 59 securities had an aggregated unrealized loss of 16.6 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of June 20, 2009 were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$11,948	$12,089
One through five years	37,912	38,876
Five through ten years	14,256	14,424
Over ten years	27,544	27,584
No fixed maturity date	598	535

Total	$92,258	$93,508

NOTE 11: Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).  This pronouncement changes the method of determining other-than-temporary impairments of the value of investments in debt securities and requires additional and more frequent disclosures regarding such impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of this FSP in the second quarter of 2009.

Also in May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165).  This statement establishes general rules for recognizing and disclosing the effects of events or transactions that take place after the balance sheet date but before the balance sheet is issued and requires disclosure of the date through which subsequent events have been evaluated.  FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of this statement in the second quarter of 2009.

PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company’s 2008 Annual Report on Form 10-K, which provides a more thorough discussion of the Company’s business and operations. This interim report is intended to provide an update of the disclosures contained in the 2008 Annual Report on Form 10-K and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

In the fall of 2008, BNA launched “BNA Convergence,” a new delivery platform designed for the legal and corporate markets.  This new platform, produced in partnership with technology partner Llesiant, allows law firms to search all their BNA content along with a large collection of third-party content, utilizing Llesiant’s taxonomy-based search engine.  Results can be delivered in a variety of formats.  This product is a further step in BNA’s strategy of moving beyond being a content provider to delivering information solutions for its key markets. In 2009, the Company invested $3.2 million in Llesiant’s preferred stock.

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

BNA pursues a Web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services—Lexis and Westlaw—for many years. Beginning in 2003, based on revised license agreements, BNA began to sell subscriptions to subject libraries on these networks, and these have been very popular with major law firms and law schools. In addition, as a result of new license agreements, BNA began to sell subscriptions to its tax products on CCH's tax platform in late 2005 and on RIA's tax platform in early 2006.

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

To facilitate the integration of BNA’s quality content with technology to produce information solutions, a new Product Research and Development business unit, headed by a Chief Product Officer, was created in 2009. This unit will be responsible for developing all new products and services, focusing specifically on how best to integrate the latest technology, processes, and applications with our unique content to provide better products and services to our customers. This unit will also be responsible for BNA’s electronic commerce initiatives.

As we face the task of continuing BNA’s success, several external factors loom large.

The first is the general economic environment, which was weak throughout 2008 and then became seriously distressed with the September setbacks in the banking industry.  This weakness has continued into 2009 and the effects are being felt throughout our professional, corporate, and government markets, as all of our customers tighten spending and several struggle to survive.  Large law firms, BNA’s largest market, have been particularly affected and are aggressively adjusting their cost structures in ways that impact their suppliers, including their information providers.

A second but related factor is the rapidly expanding expenses related to BNA’s post-retirement benefits obligations.  It is becoming increasingly difficult to support the expense of BNA’s current benefits program and maintain historic margins.

Management will monitor these factors and take whatever steps are necessary to ensure BNA’s ability to continue its long-term success.

Results of Operations
Twenty-four weeks 2009 compared to twenty-four weeks 2008

Revenues are now behind last year, and a slight increase in expenses has led to a decline in profit. Consolidated revenues of $151.2 million were down 2.4 percent. Software revenues were up, but publishing and printing segments’ revenues were both down. Consolidated operating expenses were up just 0.5 percent due to modest increases for publishing and software, partially offset by a large decrease in printing expenses. Net income was $12.7 million in 2009 compared to $15.5 million in 2008, and earnings per share were $.47 versus $.54 in 2008.

Publishing segment revenues were down 1.2 percent compared to the prior year.  BNA Parent and Tax Management subscription and online revenues were up 1.5 percent in the first half of 2009, while all other publishing segment businesses, which produce more non-subscription products, were down.  BNA International revenues were down 17.9 percent due to the stronger U.S. dollar, and BNA Books revenues were down $0.6 million because fewer titles were released.  Revenues of BNA Subsidiaries, LLC, the company resulting from the merger of Kennedy Information and IOMA, were down 16.3 percent, affected in part by the timing of consulting contracts and research report release dates, but also by a general decline in non-subscription sales.  Publishing operating expenses were up 2.1 percent mainly due to higher postretirement benefit plan expenses.

Printing segment revenues were down 14.2 percent compared to 2008.  Commercial sales were down 19.1 percent due to lower print volumes and continuing price competition in the printing industry, and intersegment revenues were flat.  Operating expenses were down 12.2 percent, reflecting aggressive steps taken to adjust expenses to lower revenues.  Operating profit was $364,000 in the first half of 2009, compared to $834,000 in 2008.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 1.4 percent compared to 2008, while expenses were up 2.7 percent.  BNA Software revenues increased 2.4 percent from the first half of 2008.  Operating expenses were up 4.3 percent as BNA Software invested in strategic initiatives aimed at continued growth.  BNA Software’s operating profit was $2.9 million in 2009 compared to $3.0 million in the same period of 2008.  STF revenues were   down 1.9 percent compared to 2008, due to the timing of product release updates.  Operating expenses were down 5.4 percent, and that led to a 2.3 percent increase in operating profit.  The total software segment’s operating profit decreased 1.5 percent to $4.3 million.

Investment income decreased slightly, reflecting lower yields and lower gains on sales of securities.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected an unrealized holding gain in 2009 compared to an unrealized holding loss in 2008, and amortization of the postretirement benefit obligation.

Twelve weeks 2009 compared to twelve weeks 2008

For the second quarter only, consolidated revenues decreased 5.5 percent.  Publishing segment revenues were down 4.0 percent, reflecting declines in all publishing businesses.  Software segment revenues were up 1.2 percent, reflecting higher revenues for BNA Software and a slight decrease for STF, while printing segment revenues were down 20.4 percent.  Operating expenses include higher postretirement benefit expenses, but nonetheless were down 3.4 percent due to the continued emphasis on cost containment and lower variable printing segment costs.  Operating profit was down 17.3 percent and net income was down 17.4 percent.  Earnings per share for the quarter was $.25 in 2009 and $.29 in 2008.

Outlook

The economic environment has affected all of our markets negatively, and this continues to impact revenue, especially that generated by non-subscription products and services.  There are some indications that our major markets have stabilized, but the effects of any improvement will not greatly impact this year's financial results.

The high level of government activity in all of the areas that BNA has traditionally covered should increase the need and demand for BNA information.  New sales in areas of recent focus, such as health care, are up—evidence that BNA remains the trusted source of essential coverage of legal and regulatory matters.  Opportunities for new products and services are expected to increase with the higher level of regulation and enforcement.  BNA's solid financial position enables the investments necessary to meet emerging market needs.

Increased post-retirement benefit expenses are significantly impacting profit comparisons to last year through the first half, and will continue to do so throughout the year.  Other costs are being managed well and, if not for the increased post-retirement benefit expense, BNA's first half profit would have improved on 2008's first half.  We will continue to proactively manage costs, but do not expect to be able to make up for all of the increased benefit expense.

Financial Position

Customer cash receipts were down 6.8 percent, and cash operating expenditures increased 0.7 percent, leading cash provided from operating activities to decrease 40 percent in the first half of 2009 to $18.9 million. Cash provided by investing activities was $6.2 million. Purchase of other long-term investments amounted to $3.2 million, net capital expenditures were $1.5 million, and net cash provided from securities investments totaled $10.9 million. Cash used in financing activities netted to $22.5 million. Capital stock repurchases were $18.9 million, and receipts for sales of capital stock to employees totaled $4.9 million. Debt principal repayments amounted to $3.0 million and the Company paid cash dividends of $5.5 million.

With nearly $121 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2008.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities  Exchange Act  of 1934).    Based  on this evaluation, the CEO and CFO have found such controls to be effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 20, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company's 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended June 20, 2009, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

March 29, 2009 - April 25, 2009	618,873	$15.75
April 26, 2009 - May 23, 2009	110,355	$15.75
May 24, 2009 - June 20, 2009	111,765	$15.75

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

See form 10-Q for the quarter ended March 28, 2009 for the results of the election of directors held at the annual meeting for stockholders on April 18, 2009.

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

THE BUREAU OF NATIONAL AFFAIRS, INC.
Registrant

July 29, 2009	By: s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

July 29, 2009	By: s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer