Form 10-Q
period 2009-09-12
BUREAU OF NATIONAL AFFAIRS INC
filed 2009-10-21
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2009	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of September 19, 2009 was 10,957,014 Class A common shares, 15,688,477 Class B common shares, and 6,450 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 36 WEEKS ENDED SEPTEMBER 12, 2009 and SEPTEMBER 6, 2008
(Unaudited)
(All dollars in thousands, except per share amounts)

	36 Weeks Ended
	September 12, 2009	September 6, 2008

OPERATING REVENUES	$224,105	$233,166

OPERATING EXPENSES:
Editorial, production, and distribution	121,605	122,425
Selling	36,284	36,858
General and administrative	39,392	39,904
Goodwill impairment	17,805	---

TOTAL OPERATING EXPENSES	215,086	199,187

OPERATING PROFIT	9,019	33,979

INVESTMENT INCOME	2,939	3,063
INTEREST EXPENSE	(1,893)	(2,337)

INCOME BEFORE INCOME TAXES	10,065	34,705
PROVISION FOR INCOME TAXES	3,309	12,494

NET INCOME	6,756	22,211

OTHER COMPREHENSIVE INCOME (LOSS)	8,244	(240)

COMPREHENSIVE INCOME	$15,000	$21,971

EARNINGS PER SHARE	$.25	$.78

WEIGHTED AVERAGE SHARES OUTSTANDING	27,002,477	28,355,717

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED SEPTEMBER 12, 2009 and SEPTEMBER 6, 2008
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	September 12, 2009	September 6, 2008

OPERATING REVENUES	$72,904	$78,189

OPERATING EXPENSES:
Editorial, production, and distribution	39,855	41,248
Selling	12,118	12,964
General and administrative	12,959	13,496
Goodwill impairment	17,805	---

TOTAL OPERATING EXPENSES	82,737	67,438

OPERATING (LOSS) PROFIT	(9,833)	10,751

INVESTMENT INCOME	960	558
INTEREST EXPENSE	(629)	(756)

(LOSS ) INCOME BEFORE INCOME TAXES	(9,502)	10,553
(BENEFIT) PROVISION FOR INCOME TAXES	(3,581)	3,799

NET (LOSS) INCOME	(5,921)	6,754

OTHER COMPREHENSIVE INCOME	3,924	28

COMPREHENSIVE (LOSS) INCOME	$(1,997)	$6,782

(LOSS) EARNINGS PER SHARE	$(.22)	$.24

WEIGHTED AVERAGE SHARES OUTSTANDING	26,528,919	28,017,954

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 12, 2009 and DECEMBER 31, 2008

(In thousands of dollars)

	(Unaudited)
	September 12,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$16,413	$11,139
Short-term investments	11,963	8,530
Receivables (net of allowance for doubtful accounts of
$1,186 at September 12, 2009 and $1,723 at Dec. 31, 2008)	21,339	35,661
Inventories	2,995	2,608
Prepaid expenses	4,604	4,966
Deferred income taxes	6,963	7,136

Total current assets	64,277	70,040

MARKETABLE SECURITIES	99,978	106,681

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	95,894	95,857
Furniture, fixtures and equipment	47,133	46,469

	166,669	165,968
Less-Accumulated depreciation	50,178	45,542

Net property and equipment	116,491	120,426

OTHER LONG-TERM INVESTMENT	3,200	---

DEFERRED INCOME TAXES	51,353	45,286

GOODWILL	44,962	61,790

INTANGIBLE AND OTHER AMORTIZABLE ASSETS	7,925	8,377

OTHER ASSETS	126	86

Total assets	$388,312	$412,686

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 12, 2009 and DECEMBER 31, 2008

(In thousands of dollars)

	(Unaudited)
	September 12,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2009	2008

CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	13,708	18,928
Employee compensation and benefits payable	22,091	20,256
Income taxes payable	6,052	1,313
Dividends payable	5,597	---
Deferred revenues	122,186	133,630

Total current liabilities	180,134	184,627

LONG-TERM DEBT, less current portion	20,500	23,500

POSTRETIREMENT BENEFITS, less current portion	217,784	219,686

OTHER LIABILITIES	1,319	1,337

Total liabilities	419,737	429,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	44,942	42,181
Retained earnings	213,667	218,026
Treasury stock, at cost — 30,743,774 shares at
September 12, 2009 and 29,547,221 at Dec. 31, 2008	(272,509)	(250,902)
Accumulated other comprehensive loss:
Net unrealized gain (loss) on marketable securities	791	(3,701)
Foreign currency translation adjustment	(152)	(104)
Postretirement benefits adjustment	(75,331)	(79,131)

Total stockholders' deficit	(31,425)	(16,464)

Total liabilities and stockholders' deficit	$388,312	$412,686

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 36 WEEKS ENDED SEPTEMBER 12, 2009 and SEPTEMBER 6, 2008
(Unaudited)
(In thousands of dollars)

	36 Weeks Ended
	September 12, 2009	September 6, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,756	$22,211
Adjustments to reconcile net income to net
cash provided by operating activities—
Goodwill impairment	17,805	---
Depreciation and amortization	6,996	6,989
Deferred income taxes	(10,795)	(2,702)
(Gain) loss on sales of securities	(197)	280
Others	(128)	47
Changes in operating assets and liabilities—
Receivables	14,786	12,210
Deferred revenues	(11,397)	4
Payables and accrued liabilities	379	1,284
Postretirement benefits	4,394	(3,204)
Inventories	(387)	(1,510)
Other assets and liabilities—net	(440)	(142)

Net cash provided by operating activities	27,772	35,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Headquarters purchase price adjustment	---	450
Proceeds from sales of assets	31	---
Purchase of other long-term investment	(3,200)	---
Purchase of property and equipment	(760)	(1,600)
Capitalized software	(1,118)	(1,005)
Acquisition of publishing assets	(917)	(636)
Investment securities sales and maturities	37,875	48,922
Investment securities purchases	(27,949)	(52,477)

Net cash provided by (used in) investing activities	3,962	(6,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	5,855	7,763
Purchases of treasury stock	(23,796)	(18,495)
Payment of long-term debt	(3,000)	(3,000)
Dividends paid	(5,519)	(5,784)

Net cash used in financing activities	(26,460)	(19,516)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,274	9,605

CASH AND CASH EQUIVALENTS, beginning of period	11,139	11,789

CASH AND CASH EQUIVALENTS, end of period	$16,413	$21,394

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$2,028	$2,516
Income taxes paid	9,364	10,599

See accompanying notes to condensed consolidated financial statements.

NOTE 1: General

The primary business of The Bureau of National Affairs, Inc., (BNA, or the “Company”) is the publishing of legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users, mainly in the United States.

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

Deferred revenues at the end of the third quarter of 2009 consisted of $105.4 million of deferred subscription revenue and $16.8 million of deferred software revenue.  Deferred revenues at the end of 2008 consisted of $117.4 million of deferred subscription revenue and $16.2 million of deferred software revenue.

NOTE 3: Inventories

Inventories consisted of the following (in thousands of dollars):

	September 12, 2009	December 31, 2008
Materials and supplies	$1,409	$1,272
Work in process	502	266
Finished goods	1,084	1,070

Total	$2,995	$2,608

NOTE 4: Intangible and Other Amortizable Assets

Intangible and other amortizable assets were as follows (in thousands of dollars):

	September 12, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$26,810	$(21,345)	$25,693	$(19,963)
Customer Lists	6,197	(4,889)	5,582	(4,644)
Copyrights	9,145	(8,092)	9,145	(7,459)
Other	216	(117)	130	(107)

Total	$42,368	$(34,443)	$40,550	$(32,173)

Amortization expense for the above assets was $2,270,000 and $2,313,000, respectively, in the first three quarters of 2009 and 2008.  During the first three quarters of 2009, gross intangible and other amortizable assets of $1,818,000 were added.

NOTE 5: Goodwill

The Company performs a goodwill impairment test on an annual basis and, if events or circumstances indicate that an impairment is more likely than not to have occurred, on an interim basis.  In view of the current economic downturn, the Company performed an interim test as of September 12, 2009.  The fair value of each reporting unit is determined using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA).  The carrying value of the Kennedy Information (Kennedy) division of BNA Subsidiaries, LLC was found to be less than its fair value.  As a result, a goodwill impairment expense of $17,805,000, representing the entire remaining balance of goodwill related to the acquisition of Kennedy in 2000, was recorded for the third quarter of 2009.

Goodwill assigned to the reportable segments and the changes in the carrying amount of goodwill for the first three quarters of 2009 are as follows (in thousands of dollars):

	Publishing	Printing	Software	Total

Balance, January 1, 2009	$38,422	$917	$22,451	$61,790
Goodwill acquired during year	977	---	---	977
Impairment loss	(17,805)	---	---	(17,805)

Balance, September 12, 2009	$21,594	$917	$22,451	$44,962

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other post-retirement benefits) for certain of its employees.  The net periodic benefit expense is based on estimated values provided by third party actuaries.

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		36 Weeks Ended
	09/12/09	09/06/08	09/12/09	09/06/08
Pension Benefits:
Service cost	$1,854	$1,747	$5,562	$5,240
Interest cost	3,020	2,831	9,060	8,493
Expected return on plan assets	(3,062)	(3,580)	(9,187)	(10,740)
Amortization of prior service cost
and net actuarial loss	1,164	39	3,492	117

Total	$2,976	$1,037	$8,927	$3,110

Other Post-Retirement Benefits:
Service cost	$1,493	$1,326	$4,479	$3,979
Interest cost	2,533	2,260	7,598	6,781
Expected return on plan assets	(323)	(510)	(968)	(1,530)
Amortization of prior service cost
and net actuarial loss	938	547	2,816	1,640

Total	$4,641	$3,623	$13,925	$10,870

Pension plan contributions were $14 million in 2008 and $15 million in 2009, contributed during the first three quarters of each year.

NOTE 7: Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating (Loss) Profit
September 12, 2009
Publishing (a)	$62,248	$	---	$62,248	$(11,257)
Printing	6,762		2,437	4,325	(87)
Software	6,906		575	6,331	1,511

Total	$75,916		$3,012	$72,904	$(9,833)

September 6, 2008
Publishing	$64,886	$	---	$64,886	$8,986
Printing	9,450		2,249	7,201	212
Software	6,710		608	6,102	1,553

Total	$81,046		$2,857	$78,189	$10,751

36 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit
September 12, 2009
Publishing (a)	$189,316	$	---	$189,316	$2,918
Printing	22,193		7,296	14,897	277
Software	21,606		1,714	19,892	5,824

Total	$233,115		$9,010	$224,105	$9,019

September 6, 2008
Publishing	$193,459	$	---	$193,459	$27,003
Printing	27,443		7,175	20,268	1,046
Software	21,201		1,762	19,439	5,930

Total	$242,103		$8,937	$233,166	$33,979

(a) Operating profit includes a goodwill impairment of $17,805 (see Note 5).

NOTE 8: Stockholders' Deficit

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the “Plans”).  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  In 2009, dividends of $.21 per share were declared in September and $.20 per share were declared in March, while dividends of $.20 per share were declared in both March and September of 2008.

Treasury stock as of September 12, 2009 and December 31, 2008, respectively, consisted of: Class A, 19,272,126 and 18,621,895 shares; Class B, 8,946,418 and 8,406,086 shares; and Class C, 2,525,230 and 2,519,240 shares.  As of September 12, 2009, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender them to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $4.3 million as of September 12, 2009 is known or expected to be tendered during the next twelve months.  The actual amount will likely be higher.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $1,320,000 in the third quarter of 2009 and $1,428,000 in the third quarter of 2008 and $4,007,000 and $4,396,000 in the first three quarters of 2009 and 2008, respectively.

NOTE 10:  Fair Value Measurements

In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) for financial assets and liabilities.  In February 2008, the FASB deferred the effective date of FAS 157 until January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The Company adopted FAS 157 as it pertains to such nonfinancial assets and liabilities in the first quarter of 2009.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

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

Level 2:
Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Financial assets carried at fair value measured on a recurring basis as of September 12, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 09/12/09 Using Fair Value Hierarchy			Fair Value as of
	09/12/09	Level 1	Level 2	Level 3	09/12/09
Cash and cash equivalents	$16,413	$16,413	---	---	$16,413

Short-term investments	11,963	11,963	---	---	11,963
Marketable securities	99,978	99,978	---	---	99,978

Total	$128,354	$128,354	---	---	$128,354

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company chose not to elect the fair value option as prescribed by FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.  At the end of the third quarter, long-term debt with a carrying value of $31,000,000 had a fair value of $32,598,000.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

Assets carried at fair value measured on a nonrecurring basis as of September 12, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 09/12/09 Using Fair Value Hierarchy			Total Gains
	09/12/09	Level 1	Level 2	Level 3	(Losses)
Goodwill	$0	---	---	$0	$(17,805)

Total	$0	---	---	$0	$(17,805)

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), goodwill with a carrying value of $17,805,000 was written down to its implied fair value of $0, resulting in an impairment charge of $17,805,000, which was included in earnings for the period.  See Note 5.

NOTE 11: Investments

Proceeds from the sales and maturities of securities for the first three quarters of 2009 were $37,875,000.  Gross realized gains and (losses) from these sales were $399,000 and $(202,000).  For the third quarter only, proceeds from the sales and maturities of securities were $6,865,000 and gross realized gains and (losses) from these sales were $87,000 and $(19,000). The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 12, 2009	Cost	Gains	Losses	Value
Equity securities	$17,616	$248	$(2,475)	$15,389
Municipal bonds	91,004	3,385	(134)	94,255
Corporate debt	2,105	220	(28)	2,297

Total	$110,725	$3,853	$(2,637)	$111,941

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Equity securities	$16,859	$131	$(5,390)	$11,600
Municipal bonds	101,960	1,736	(1,975)	101,721
Corporate debt	2,085	---	(195)	1,890

Total	$120,904	$1,867	$(7,560)	$115,211

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
September 12, 2009	Value	12 months	12 Months

Equity securities	$13,282	$(331)	$(2,144)
Municipal bonds	3,893	(20)	(114)
Corporate debt	568	(28)	---

Total	$17,743	$(379)	$(2,258)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2008	Value	12 months	12 Months

Equity securities	$10,504	$(5,390)	$ ---
Municipal bonds	33,162	(1,279)	(696)
Corporate debt	1,890	(195)	---

Total	$45,556	$(6,864)	$(696)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired. The write downs amounted to $50,000 in the first three quarters of 2009 and $435,000 for 2008 and are included in investment income in the consolidated statements of income.  At September 12, 2009, 19 securities had an aggregated unrealized loss of 12.9 percent from their amortized cost.  At December 31, 2008, 59 securities had an aggregated unrealized loss of 16.6 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of September 12, 2009 were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$12,082	$12,254
One through five years	33,799	35,121
Five through ten years	15,368	16,275
Over ten years	31,260	32,330
No fixed maturity date	600	572

Total	$93,109	$96,552

PART I

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Early in 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the company’s growing portfolio of conferences, special reports, and books for the international tax market. In mid-2009, BNA acquired the assets of the Council for International Tax Education, Inc., (CITE) and the Alliance for Tax, Legal, and Accounting Seminars (ATLAS), both based in White Plains, New York.  The firms are leaders in the creation and delivery of international tax education for multinational companies, offering live instruction courses for legal and tax professionals and financial executives.

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

Results of Operations
Thirty-six weeks 2009 compared to thirty-six weeks 2008

The economic downturn continued to negatively affect BNA, especially those businesses relying primarily on non-subscription revenue.   The  resulting  decline  in  revenue outpaced cost control measures and led to lower profits. In addition, at the end of the third quarter, the Company recorded a large goodwill impairment expense. This, combined with higher post-retirement expenses, led to an 8.0 percent increase in operating expenses and a sharp decline in reported profits. Net income was $6.8 million in 2009 compared to $22.2 million in 2008, and earnings per share were $.25 in 2009 versus $.78 in 2008.

Consolidated revenues for the first three quarters of 2009 were $224.1 million, down 3.9 percent compared to 2008. Software revenues were up, but publishing and printing segments’ revenues were both down. Consolidated operating expenses were up 8.0 percent due to the impairment expense and higher postretirement expenses for publishing and software, mitigated by management’s cost containment efforts and a decrease in variable printing expenses.

Publishing segment revenues were down 2.1 percent compared to the prior year.  BNA Parent and Tax Management subscription and online revenues were up 0.1 percent in the first three quarters of 2009 (aided by the addition of five calendar days to the first quarter), while all other publishing segment businesses, which produce more non-subscription products, were down.  BNA International revenues were up 6.5 percent in pounds sterling, but down 15.9 percent due to the stronger U.S. dollar, and BNA Books revenues were down $1.0 million because fewer titles were released.  Revenues of BNA Subsidiaries, LLC, the company resulting from the merger of Kennedy Information and IOMA, were down 14.9 percent due to a decline in conferences and non-subscription product sales, and due to the timing of consulting contracts and research report release dates.  Publishing operating expenses were up 12.0 percent because of a $17.8 million goodwill impairment expense and higher postretirement benefit plan expenses. Operating profit for the segment declined from $27.0 million in 2008 to $2.9 million.

Printing segment revenues were down 19.1 percent compared to 2008.  Commercial sales were down 27 percent due to lower print volumes and continuing price competition in the printing industry, and intersegment revenues were flat.  Operating expenses were down 24 percent, reflecting aggressive steps taken to adjust expenses to lower revenues. Despite these efforts on the cost side, operating profit was $0.3 million in the first three quarters of 2009, compared to $1.0 million in 2008.

Software segment total revenues increased 1.9 percent compared to 2008, while expenses were up 3.3 percent.  BNA Software revenues increased 2.9 percent from the first three quarters of 2008.  Operating expenses were up 4.8 percent due to investment in strategic initiatives aimed at continued growth and higher postretirement benefit expenses.  BNA Software’s operating profit was $3.9 million in 2009 compared to $4.0 million in the same period of 2008.  STF revenues were down 2.1 percent compared to 2008, due to the timing of product release updates.  Operating expenses, however, were down 4.6 percent, and that led to a 1.0 percent increase in operating profit.  The total software segment’s operating profit decreased 1.8 percent to $5.8 million.

Investment income decreased slightly, reflecting higher gains on sales of securities but lower yields.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected an unrealized holding gain in 2009 compared to an unrealized holding loss in 2008, and a change in unamortized postretirement obligations.

Twelve weeks 2009 compared to twelve weeks 2008

For the third quarter only, consolidated revenues decreased 6.8 percent.  Publishing segment revenues were down 4.1 percent, reflecting declines in all publishing businesses.  Software segment revenues were up 2.9 percent, reflecting higher revenues for BNA Software, while printing segment revenues were down 28 percent.    Operating  expenses  include   the   goodwill impairment writeoff. All other operating expenses included higher postretirement benefit expenses, but nonetheless were down 3.7 percent due to the continued emphasis on cost containment and lower variable printing segment costs.  The Company recorded an operating loss of $9.8 million in the third quarter of 2009 compared to $10.8 million operating profit in 2008. (Loss) earnings per share for the quarter were $(.22) in 2009 and $.24 in 2008.

Goodwill. The goodwill that was written down is related to the acquisition of Kennedy Information. Last year, Kennedy was merged with another BNA subsidiary company, IOMA, to form BNA Subsidiaries, LLC, with the intent of combining the separate operations to reduce costs and exploit strategic synergies. While progress was made towards those goals this year, the continuing difficult business environment particularly affected the markets and the non-subscription product lines of the Kennedy division of the new company. Kennedy’s revenue and profit results since 2007 and the expectations for the near future no longer supported the remaining goodwill, resulting in the recording of a $17.8 million impairment expense ($10.7 million after-tax, or $.40 per share). Management is taking a number of steps to speed up the integration of the operations of BNA Subsidiaries, LLC, and to reevaluate all its business lines to create a more focused, more strategic, more profitable, and faster growing company going forward.

Outlook.  This has been a difficult year financially as BNA’s normally recession-resistant markets could not withstand the magnitude or duration of the economic downturn. Non-subscription product lines were affected immediately and significantly. New sales and renewals of subscription products also were affected, but this was not immediately reflected in revenues because subscription revenue is recognized evenly over the term of a subscription.

The third quarter produced some evidence that our primary markets were stabilizing. Any improvement in market conditions, however, will be reflected first in non-subscription revenue and more slowly in revenue generated by subscription sales. Since subscription revenue is by far the largest part of BNA’s consolidated revenue, we do not expect to see any improvement in revenue trends before yearend. In addition, fewer revenue-days in the fourth quarter of 2009 than in the fourth quarter of 2008 will have a negative impact on year-to-year comparisons.

The beneficial effect of cost savings steps taken earlier in the year will positively affect profit comparisons. But increased postretirement benefit expenses continue to significantly impact profit comparisons to last year. If not for the increase in post-retirement benefit expenses, BNA’s third quarter adjusted profit would have improved over 2008.

Financial Position

Cash operating expenditures were down 4.9 percent, but customer cash receipts were down 7.3 percent, leading cash provided from operating activities to decrease 22 percent in the first three quarters of 2009 to $27.8 million. Cash provided by investing activities was $4.0 million. Purchase of other long-term investments amounted to $3.2 million, net capital expenditures were $2.8 million, and net cash provided from securities investments totaled $10.0 million. Cash used in financing activities netted to $26.5 million. Capital stock repurchases were $23.8 million, and receipts for sales of capital stock to employees totaled $5.9 million. Debt principal repayments amounted to $3.0 million and the Company paid cash dividends of $5.5 million.

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

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 12, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended September 12, 2009, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

	Total Number	Average
	of shares	Price paid
Four-week Period	Purchased	per Share

June 21, 2009–July 18, 2009	215,008	$15.75
July 19, 2009–August 15, 2009	27,874	$15.75
August 16, 2009–September 12, 2009	67,651	$15.75

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 12, 2009.

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

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

THE BUREAU OF NATIONAL AFFAIRS, INC.
Registrant

October 21, 2009	By: s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

October 21 2009	By: s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer