Form 10-K
period 2009-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2010-03-24
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 20, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the Company’s common stock was not listed on any exchange or over-the-counter market. The number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 2010 was 10,651,053 Class A common shares, 15,466,598 Class B common shares, and 6,450 Class C common shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about  March 26, 2010, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General Development of Business and Narrative Description of Business

Business of BNA and Subsidiary Companies

The Bureau of National Affairs, Inc. (BNA or "the Company"), is a leading publisher of legal and regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946.  BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA operates in the publishing, printing, and software industries. Publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and commercial customers. Software operations consist of the production and marketing of software programs and interactive electronic forms.

BNA and its publishing subsidiary companies, Tax Management Inc. and BNA Subsidiaries, LLC, provide legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, magazines, and research and advisory reports, and hold conferences and conduct professional training.

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

BNA International Inc. publishes international tax and legal information in print and electronic formats, holds conferences, conducts professional training, and is BNA's sales agent outside of North America for its U.S. products.

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

The McArdle Printing Co., Inc. (McArdle), provides printing services to mid-Atlantic area customers. Its customers include publishers, trade associations, professional societies, other non-profit organizations, financial institutions, and governmental organizations. Approximately 31 percent of its business is derived from the BNA publishing companies.
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

McArdle competes with a number of commercial and financial printers for 69 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

The Company’s financial reporting is based on thirteen four-week periods. Operating results are not overly influenced by seasonality, but quarterly results are typically much stronger in the fourth quarter because three periods are in each of the first three fiscal quarters and four periods are in the fourth fiscal quarter.

The number of employees of BNA and its subsidiary companies was 1,638 on December 31, 2009.  Approximately 927 of our employees are subject to collective bargaining agreements.  We believe our relations with our employees are good.  As of December 31, 2009, 798 of the Company’s employees were covered by collective bargaining agreements that expired in February 2010.   Subsequently, a new agreement was reached that expires in 2013.  Bargaining agreements covering approximately 129 employees of The McArdle Printing Co., Inc. will expire in 2011.

BNA stock may be purchased only by active employees and may be held only by employees and former employees or by their heirs.  Form 10-K annual reports and proxy statements filed with the Securities and Exchange Commission (SEC) are available to the general public on BNA’s corporate website, www.bna.com.  The Company provides paper copies of filings to stockholders upon request, free of charge.

Descriptions of the parent and subsidiary companies’ operations follow.

Publishing segment

Parent Company
The Legal and Business Publishing Group launched three new services in 2009. Infrastructure Investment & Policy Report began publishing in March, just two weeks after President Obama signed into law an economic stimulus package that contained $150 billion in new federal infrastructure spending, and at just the right time to offer critical information to help attorneys and their clients take advantage of the program's new contracting opportunities. Health IT Law & Industry Report, launched in October, reports on federal and state actions related to implementing and maintaining electronic health care and medical records that can be shared securely throughout the U.S. health care system, and on their business impact and legal implications. Both publications are web-only dailies with a weekly pdf issue. International Trade Library integrates into one web collection three established and well-respected BNA publications on U.S. trade law and import and export procedures—International Trade Reporter Decisions, Import Reference Guide, and Export Reference Guide—bringing together full text of judicial decisions affecting U.S. trade law and policy, legal analysis and guidance on the U.S. import process and customs regulations, and market-specific data on exporting to more than 200 countries to create one essential source of international trade and business information.

For the Human Resources & Payroll Publishing Group, the market acceptance of International HR Decision Support Network, which was launched in late December 2008, was the highlight of 2009.  It experienced the best-selling start of our Decision Support Network (DSN) line of products.  It is also the first to offer “vertical search,” which allows subscribers to search content produced by BNA and from vetted, approved outside sources. Since the search focuses solely on international human resources, it yields vastly superior results than are found on popular search engines such as Google and Yahoo.

Given this success, and based on market feedback from customers, prospects, and the field sales force, the group is researching the development of additional DSN products in 2010.

In an effort to bring to market more workflow solution tools, which are integrated into an HR manager’s daily routine, the group identified and entered into strategic partnerships with two outside firms, and is working on developing two more such tools internally. One agreement would provide our customers with access to competitive salary data on a transactional basis, filling a gap in content coverage and providing a new revenue stream.  The second agreement is a joint venture to provide online training courses sold individually or bundled into larger, corporate-wide purchases.

The Environment, Health & Safety Publishing Group (EHS) posted new sales in 2009 that were virtually identical to the prior year, despite weakness in the corporate market. The group has markedly stepped up development work, and has focused on the formation of strategic alliances with outside partners, on new products and product enhancements.  Further, there has been a recent surge of market activity due to increased enforcement action, both domestically and internationally, which should yield a fertile environment for these efforts.

The migration of the entire EHS product line to BWD was completed in 2009, with Environment & Safety Library becoming available on the platform in October. The potential and flexibility made possible by this move was quickly exploited, with Green Incentives Navigator Library, a new offering from Tax Management, being added to this product, along with a state & federal custom Chart Builder. Both of these represent upsell opportunities for existing subscribers, and will help to attract new customers. Further, the safety guide, safety cases, and other OSHR reference files were added to the Labor and Employment Law Library; this ability to readily share content amongst BNA products was not possible prior to migration.

EHS Decision Support Network, based on the line of successful HR Decision Support Network products, is scheduled to launch in the second quarter of 2010.  The audioconference program, which commenced in the third quarter of 2009, with two live events per month, will provide a sizeable library of conferences available on demand at launch. Other components will include the 2010 EHS Benchmarks Report, special reports and white papers, quarterly reviews, and custom research answers.

One of the highlights of 2009 was the recognition of World Climate Change Report by the United Nations as one of the top three media outlets, along with AP and Reuters, in connection with its Climate Change Conference in Copenhagen in December 2009.  Selection was based on objective criteria, including breadth and depth of coverage of negotiations and climate-related news.  BNA produced a video which was shown in the United Nations booth during the conference; it features various BNA employees and explains how BNA is using information and communications technology to cover climate change issues.

BNA Books
The division published 66 titles in 2009.  Some major titles were pushed into 2010 because of delays getting manuscripts in from authors due to tough economic times for law firms.  New titles included American Factoring Law, Anatomy of a Patent Case, Copyright Deskbook, Drafting and Enforcing Covenants Not to Compete, Global Employee Privacy and Data Security Law, and Uniformed Services Employment and Reemployment Rights Act (USERRA).  Best- selling titles included new editions of Patents and the Federal Circuit, Privacy in Employment Law, Employee Duty of Loyalty:  A State-by-State Survey, Patent Prosecution: Law and Practice, and ERISA:  The Law and the Code.

Tax Management Services (TM)
2009 was another successful year for the Tax Management publishing services.  The continued strength of the flagship portfolio products, combined with new activities, drove an increase in revenue.  And, while investing in the business to drive future growth, careful cost control improved the already healthy profit margin for the fourth year in a row.

Existing products were enhanced in 2009, including expanded content for the State Portfolios Library and a new collection of client development letters for the federal tax services.  Client explanatory letters have long been a popular feature, providing subscribers with sample letters that can be used to answer client questions.  The new collection helps practitioners generate additional revenue by reaching out to prospective clients.  Expertly written in an engaging style, the letters provide recipients with valuable topical information and a call to action to contact the sender for a consultation.

Tax Management launched an innovative new service in the fourth quarter, Green Incentives Navigator Library.  The product helps corporations and their advisors research, communicate and keep abreast of federal and state incentives (both tax and non-tax incentives) aimed at encouraging the use of renewable energy and promoting conservation. This Library includes the Green Incentives Navigator (which provides a detailed explanation of each incentive), a chart-builder tool (to create customized charts for user-selected jurisdictions and incentive types), the Green Incentives Monitor (which tracks developments and offers perspective), and instant access to relevant source documents.  It is available on both the BNA Tax and Accounting Center and the Environment & Safety Library.

Other notable developments in 2009 include:

·
TM significantly upgraded electronic marketing efforts, including a revamped marketing site www.bnatax.com to generate greater awareness and interest in the marketplace while channeling qualified leads to the field sales force.

·	The BNA Tax and Accounting Center garnered a perfect five-star rating in the annual review of tax research products by The CPA Technology Advisor.

·
In the third quarter, BNA acquired the training seminar and conference businesses of the Council for International Tax Education (CITE), Atlas Information Group, and the Structured Finance Institute (SFI).  These groups, headquartered in White Plains, NY, provide continuing professional education programs and networking opportunities for tax and accounting professionals. These acquisitions, which are being integrated into the BNA Tax & Accounting product and service offerings, mark a continuation of the company’s move into tax education and training.

BNA International Inc. (BNAI)
In the face of the most difficult market conditions for many years, BNAI’s financial performance remained stable.  Revenues were ahead of the previous year and on budget when reported in pounds, helped by strong subscription renewals and currency exchange gains created by the stronger dollar.

In 2009, BNAI focused on reorganizing editorial and sales resources for a major program of new subscription product launches, which began with the publication of the new Tax Treaties Analysis service in October.  Three additional new tax services will be launched in the first half of 2010, expanding and broadening our tax product line and putting BNAI in a good position to grow its share of the international tax market. Additional publishing opportunities have already been identified and will be developed in 2010 for the international legal market.

BNAI web products will be moved to BNA’s web platform in April 2010.  The creation of a new International Tax Center on BNA’s platform, featuring both Tax Management and BNAI tax services, will provide an effective means to cross-sell services and will provide users with a much more intuitive and seamless interface for navigating between content. And, for the first time, all of BNA’s tax information will be presented on a single, globalized platform.

BNA Subsidiaries, LLC
The economic downturn that began in the second half of 2008 had a disproportionately negative effect on several IOMA and Kennedy brand product lines. Markets for information and meetings for corporate recruiters, and publications of all types aimed at functional departments in corporations, were particularly depressed. BNA Subsidiaries management conducted a comprehensive review of strategic alternatives. Near the end of 2009, a strategic restructuring plan was adopted, and implementation began immediately.

The plan is underway, and most aspects of it will be completed by the second quarter of 2010. As part of the restructuring, the assets of three business units were transferred to the parent company at year end: the former IOMA Human Resources and Payroll business unit, the Pike & Fischer Telecommunications unit, and the Pike & Fischer Legal and Regulatory unit. These product lines fit well with other products and services offered by the parent company. BNA Subsidiaries, LLC will be providing transition services to the parent unit until the product lines and operations can be integrated into existing editorial, production, and distribution functions. Also, the former Kennedy Investor Relations and Recruiting business assets were sold during 2009.

Numerous facility and employment changes have occurred in New Hampshire and New Jersey, and most operating functions will be consolidated in New Hampshire in 2010. The restructuring and transition will be completed by year-end 2010. It will create a more focused and more profitable company that serves vertical industry markets with high quality information services. Those markets include consulting firms and other professional services organizations, medical laboratories, and agribusinesses.

BNA Washington Inc. (BNAW)
2009 marked BNAW’s second full year of ownership at the headquarters facility in Arlington, Virginia. During the year, BNA’s real estate subsidiary continued to realize the increased cost efficiencies of a modern, energy-efficient building. Standardizing office and work station sizes has allowed the support and publishing units the flexibility to reorganize staff quickly and with little interruption to business, and the building’s proximity to public transit and major highways has proved helpful to most employees.

The BNA Conference Center has become an integral part of day-to-day business, with forums, meetings, training sessions, and product demonstrations occurring regularly.  In 2009, use of the conference center expanded to include several successful conferences for BNA customers.

During 2009, BNAW began working with a team of BNA employees to identify segments of our operation that could be modified to lessen our impact on the environment, and reduce utility consumption.  Close monitoring of the HVAC system has been implemented to ensure that services are provided only when the building is staffed.

At the Rockville facility, BNAW completed an audit of all operations located there to determine the best way to provide a facility that will best serve the needs of our customer contact group.  Analysis of the audit continued into the new year, and recommendations will be presented in the spring of 2010.

BNAW remains committed to providing BNA employees and our outside tenants with safe, productive, comfortable, and environmentally sustainable facilities.

Printing segment

The McArdle Printing Company, Inc
The economy took its toll on the print industry in 2009.  Facing uncertainty, many customers put their marketing plans on hold until the business environment improved and they had a better handle on how to effectively communicate with their own customers in difficult times.

McArdle reacted quickly to the weak market for printing services, and cut costs to balance lower revenues.  Despite the lower cost structure and increasingly competitive market, McArdle’s custom solutions strategy enabled it to secure 64 new clients representing $1.6 million in new business during very turbulent times. At the same time, McArdle’s traditional printing services and a consistent emphasis on superior customer service kept its major clients satisfied and loyal to McArdle in the face of determined competitors.

Software segment

BNA Software
The tax market was comparatively stable when compared to other markets in 2009, but the severe economic downturn still had a significant negative effect on BNA Software’s CPA market, particularly in the first half of the year. The corporate market segment provided the balance and growth needed to allow BNAS, as a whole, to grow modestly for the year. Growth was paced by strong contributions from those products aimed at corporations, such as BNA Corporate Tax Analyzer, BNA Fixed Asset, BNA Fixed Asset Web, and BNA Fixed Asset Services.

BNAS also invested in the implementation of several new strategic growth initiatives. One of those initiatives — better tracking and correction of license violations — strongly contributed to new sales and revenue for the Income Tax Planner product.  The investment in these new initiatives, along with greatly increased benefits expense, resulted in an operating profit decline from 2008.

This year, management will continue to implement the strategic growth initiatives and the expansion of sales through lower cost channels and partnerships, while at the same time leveraging operational efficiencies with STF Services.

STF Services Corporation
Last year’s economic downturn negatively impacted both retail and licensee sales of STF flagship product, SuperForm, as small accounting firms deferred new purchases and delayed product renewals.  Despite this, STF was able to increase revenue and operating profit over 2008 because of the relative stability of the tax market and because of a large one-time sale to a leading CPA firm.

Operating margin for STF continued to be one of the highest among all of the BNA companies in 2009.  The restructuring of the organization in 2008 contributed to process improvements and lower costs of production and distribution in 2009.  Additionally, STF continued to leverage resources and cost containment strategies with BNA Software, allowing for additional reductions in selling expense.

For 2010, management expects slower revenue growth to continue and thus will focus on implementing additional cost management strategies with BNA Software while ensuring that all the benefits to be derived from STF’s restructuring are achieved.

Item 1A.	Risk Factors

There are a wide range of risks and uncertainties that could adversely affect the Company’s businesses and its overall financial performance. In addition to other disclosures included in this Annual Report on Form 10-K, the Company believes the more significant of such risks and uncertainties include the following:

Negative Economic Conditions
The current economic downturn has negatively affected all of the Company's businesses to some degree as customers and potential customers reduce their overall spending levels. This environment has impacted the willingness of subscription customers to add new expenditures or renew spending at increased or existing levels. It appears as though negative economic trends are reversing, but if the downturn continues or declines further, these trends may continue or accelerate. The weak economic climate has also led several large law firms to close down. This, combined with recent consolidations among law firms, results in fewer customers, and if it continues could negatively impact revenues. Economic slowdowns have historically affected printing companies by increasing competition and reducing pricing power; if the current slowdown continues or intensifies, recent declines in revenue in the Company's printing subsidiary will continue. Reductions in advertising spending in the current economic environment have impacted the Company's activities that are partially advertising or sponsor supported, such as conferences, and recovery to prior levels is not expected until the environment improves.

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

Legal and Regulatory Changes
The value of the Company’s publishing and software products depends on the existence of, and changes in, certain legal and regulatory requirements for which the Company’s customers must be informed. If the pace of change slowed a significant degree, that could lessen the perceived need for the Company’s products. Additionally, if certain requirements were significantly reduced, such as the elimination of estate and gift taxes or the adoption of a federal flat tax, the perceived value of the Company’s products could be substantially reduced.

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

Publishing segment operations’ facilities consist of the following: as of December 31, 2009, BNA Washington Inc., a wholly owned subsidiary, owns and manages two buildings used by BNA and Tax Management Inc., an 11 story (277,000 square foot) publishing headquarters building, two floors of which is leased to a tenant, and a 110,000 square foot subscriber relations facility. In addition, facilities totaling approximately 44,000 square feet are leased for the operations of BNA International and BNA Subsidiaries, LLC. The Company leases facilities totaling approximately 29,000 square feet for its software segment operations, and owns the 133,000 square foot office and plant facilities for its printing segment.

Item 3.	Legal Proceedings

The Company is involved in certain legal actions arising in the ordinary course of business.  In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the company-maintained Stock Purchase and Transfer Plan.

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan.

Semi-annually, the Board of Directors establishes the price at which Class A shares can be bought and declares cash dividends.  In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock.  Dividends have been paid continuously for 59 years, and they are expected to continue.

The Company’s stockholders, when selling stock, are required to first tender it to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing, at the same price established for selling shares, stock tendered by stockholders, but is not required to do so.

As of February 27, 2010, there were 1,070 Class A shareholders, 385 Class B shareholders, and 2 Class C shareholders.

Established stock price and dividends declared during 2009 and 2008 were as follows:

Stock Price
January 1, 2008 – March 15, 2008	$15.00
March 16, 2008 – September 20, 2008	15.50
September 21, 2008 – March 21, 2009	15.75
March 22, 2009 – September 19, 2009	15.75
September 20, 2009 – December 31, 2009	15.75

Record Date and Dividend Amount
March 15, 2008	$.20
September 20, 2008	.20
March 21, 2009	.20
September 19, 2009	.21

During the sixteen weeks ended December 31, 2009, the Company purchased shares of its common stock, as noted in the table below.  The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

September 13, 2009 – October 10, 2009	69,256	$ 15.75
October 11, 2009 - November 7, 2009	161,014	$ 15.75
November 8, 2009 – December 5, 2009	70,358	$ 15.75
December 6, 2009 - December 31, 2009	171,875	$ 15.75

The above graph compares the performance of the company’s common stock to Standard and Poor’s (S&P) 500 Composite Index and the Dow Jones Publishing Index for the last five years, assuming $100 was invested in the company’s common stock and each index at Dec. 31, 2004, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The Bureau of National Affairs, Inc.
Consolidated Operating and Financial Summary:  2009-2005
(Dollar amounts in thousands, except per share data)

	2009	2008	2007	2006	2005
Operating Revenues	$331,253	$352,211	$352,224	$344,862	$329,036
Operating Expenses (a)	307,627	303,316	303,669	313,747	287,960
Gain (Loss) on Dispositions (b)	148	(12)	92,133	(19)	(28)
Operating Profit	23,774	48,883	140,688	31,096	41,048
Investment Income	4,270	4,579	5,566	5,883	4,132
Interest Expense	(2,519)	(3,277)	(4,472)	(5,604)	(5,907)
Income Before Income Taxes	25,525	50,185	141,782	31,375	39,273
Income Taxes	8,030	18,744	53,744	11,922	15,696
Net Income	$17,495	$31,441	$88,038	$19,453	$23,577
Profit Margins (% of revenues):
Operating Profit	7.2	13.9	39.9	9.0	12.5
Earnings	5.3	8.9	25.0	5.6	7.2
Earnings Per Share	$.65	$1.11	$2.99	$.65	$.75
Dividends Per Share	$.41	$.40	$.36	$.34	$.32
Balance Sheet Data:
Total Assets	$387,430	$412,686	$399,528	$334,426	$318,882
Long-Term Debt—less current portion	13,000	23,500	34,000	44,500	55,000
Employee Data:
Number of Employees	1,638	1,745	1,719	1,728	1,729
Total Employment Costs	$192,132	$180,931	$179,482	$182,008	$177,138
Stockholder Data at Year-End:
Number of Stockholders	1,470	1,511	1,557	1,655	1,673
Common Shares Outstanding (in thousands)	26,253	27,619	28,734	30,155	30,204

(a)	Includes goodwill impairment charges of $17,805 in 2009 and $11,576 in 2006.
(b)	Includes a $92,524 gain ($56,433 net of tax) on the sale of the Company’s headquarters buildings in 2007.

PART II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

BNA operates in three business segments: publishing, printing, and software. The publishing segment, which generated 84 percent of consolidated 2009 revenues, provides legal, regulatory, and general business advisory information in tax, labor, economic, health care, environment and safety, consulting, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, other nonprofit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and experienced employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes and insights in legal, regulatory, tax, and business practices and trends.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

Electronic products now make up nearly 73 percent of the legal and regulatory subscription base. Their migration to a next-generation web platform, BWD, is nearing completion. Most products are now available on BWD, and the rest will be moved off legacy platforms shortly. In addition, subsidiary company products will be moved to BWD, improving corporate-wide efficiency and increasing our flexibility to combine and customize product offerings for new or more specialized markets.

BNA’s high quality, proprietary content remains a competitive strength. But the continued expansion and improvement of our web platform has enabled us to enhance the value of that content and improve the sustainability of our products and services. By concentrating on improving and exploiting our web platform, and on creating new functionalities and tools to work with our respected content, BNA is moving beyond content and positioning itself as a technologically adept provider of information solutions to professional markets.

For example, in the fall of 2008, BNA launched “BNA Convergence,” a new delivery platform designed for the legal and corporate markets.  This new platform, produced in partnership with technology partner Llesiant, allows law firms to search all their BNA content along with a large collection of third-party content, utilizing Llesiant’s taxonomy-based search engine.  Results can be delivered in a variety of formats.  This product is a further step in moving beyond being a content provider to delivering information solutions and tools for its key markets. The Company acquired Llesiant in early 2010.

To help facilitate the integration of BNA’s quality content with technology, a new Product Research and Development business unit, headed by a Chief Product Officer, was created in 2009. This unit is responsible for developing all new products and services, focusing specifically on how best to integrate the latest technology, processes, and applications with our unique content to provide better products and services to our customers. This unit is also responsible for BNA’s electronic commerce initiatives.

Earlier efforts aimed at the Human Resources and Environment markets, which also combined internal resources with technology partners, matured in recent years despite the challenging environment.  New products and more focused sales efforts led to strong growth for our expanding line of HR Decision Support Networks and our set of Environment, Health, and Safety Tools. The economic environment affected the corporate market for these products last year, but information solutions that enable businesses to meet increasingly stringent compliance needs with fewer in-house resources should remain attractive to cost-conscious customers.

BNA pursues a web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services -- Lexis and Westlaw -- for many years. BNA also sells subscriptions to subject libraries of BNA content on these networks, and these have been very popular with major law firms and law schools. In addition, BNA sells subscriptions to its tax products on Thomson Reuters’ Checkpoint platform and Wolters Kluwer’s IntelliConnect platform. These networks, in addition to BNA's own online platform and print, provide customers with a variety of product delivery options.

In an effort to leverage BNA’s strong tax brands, the Company is expanding into the tax training business. In 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the Company’s growing portfolio of conferences, special reports, and books for the international tax market. In mid-2009, BNA acquired the assets of the Council for International Tax Education, Inc., (CITE) and the Alliance for Tax, Legal, and Accounting Seminars (ATLAS), both based in White Plains, New York.  The firms are leaders in the creation and delivery of international tax education for multinational companies, offering live instruction courses for legal and tax professionals and financial executives.

BNA Subsidiaries, LLC is being restructured, with some products being transferred to the Parent company and others being divested. Operations are being consolidated in New Hampshire, and when the restructuring is complete, the subsidiary will be a smaller company focused on its most profitable and fastest growing businesses.

As we face the task of continuing BNA’s success, external factors remain a major concern. The economic environment has improved in general, but key markets, such as the large law firms, will continue to restore spending at a slow pace. The corporate and tax markets also remain cautious. In the second half of 2009, all those markets stabilized, but there have not yet been signs of a strong recovery. Because of BNA’s subscription-based business model, market improvements will not be immediately reflected in revenue.

A second significant factor is the rapidly expanding expense related to BNA’s postretirement benefits obligations. Management took a number of steps in 2009 and in early 2010 to address this issue in a way that would continue to provide BNA’s current retirees with superior benefits without endangering BNA’s future success. The beneficial effects of these changes may be reflected in 2010 financial performance.

Results of Operations

Segment Information
(as of December 31, in thousands of dollars)
	2009	2008	2007
Revenues from external customers:
Publishing	$278,773	$290,537	$289,539
Printing	23,437	33,125	35,673
Software	29,043	28,549	27,012

Total	$331,253	$352,211	$352,224

Intersegment printing revenues	$10,773	$10,536	$10,059

Intersegment software revenues	$2,470	$2,507	$2,414

Operating Profit
Publishing	$15,065	$38,613	$130,364
Printing	839	1,805	2,608
Software	7,870	8,465	7,716

Total	$23,774	$48,883	$140,688

2009 vs. 2008

The economic downturn continued to negatively affect BNA, especially those businesses relying primarily on nonsubscription revenue.   The resulting decline in revenue outpaced cost control measures and led to lower profits. In addition, at the end of the third quarter, the Company recorded a large goodwill impairment expense. This, combined with higher post-retirement expenses, led to a 1.4 percent increase in operating expenses and a sharp decline in reported profits. Net income was $17.5 million in 2009 compared to $31.4 million in 2008, and earnings per share were $0.65 in 2009 versus $1.11 in 2008.

2009 Consolidated revenues were $331.3 million, down 6.0 percent compared to 2008. Software revenues were up, but publishing and printing segments’ revenues were both down. Consolidated operating expenses were up 1.4 percent due to the impairment expense and higher postretirement expenses for publishing and software, mitigated by management’s cost containment efforts and a decrease in variable printing expenses.

The goodwill that was written down is related to the acquisition of Kennedy Information. At the end of 2008, Kennedy was merged with another BNA subsidiary company, IOMA, to form BNA Subsidiaries, LLC with the intent of combining the separate operations to reduce costs and exploit strategic synergies. While progress was made towards those goals this year, the continuing difficult business environment particularly affected the markets and the nonsubscription product lines of the Kennedy division of the new company. Kennedy’s revenue and profit results since 2007 and the expectations for the near future no longer supported the remaining goodwill, resulting in the recording of a $17.8 million impairment expense ($10.7 million after-tax, or $.40 per share). Management is taking a number of steps to accelerate the integration of the operations of BNA Subsidiaries, LLC and to reevaluate all its business lines to create a more focused, more strategic, more profitable, and faster growing company going forward.

The publishing segment—which aggregates the Parent (including BNA Books) with Tax Management Inc. (excluding BNA Software), BNA Subsidiaries, LLC (the company resulting from the merger of Kennedy Information and IOMA), and BNA Washington Inc.—generated 84 percent of consolidated revenues. Publishing segment revenues were down 4.0 percent compared to the prior year.  BNA Parent and Tax Management subscription and online revenues were down 1.3 percent compared to 2008, reflecting lower new sales and weaker renewal sales. BNA International revenues were up 4.0 percent in pounds sterling, but down 11.7 percent due to the stronger U.S. dollar, and BNA Books revenues were down $3.2 million because fewer titles were released.  Revenues of BNA Subsidiaries, LLC were down 17.9 percent due to a decline in conferences and non-subscription product sales, and due to the timing of consulting contracts and research report release dates. Publishing revenues are expected to be slightly lower in 2010. Publishing operating expenses were up 4.7 percent compared to 2008 because of a $17.8 million goodwill impairment expense and higher postretirement benefit plan expenses. Five new products were launched in 2009.  Identifiable development expenses for new products and improvements on existing products were $9.5 million in 2009 and $9.7 million in 2008. The publishing segment’s operating profit was $15.1 million in 2009.

The printing segment, which includes results of The McArdle Printing Company, Inc., experienced a revenue decline for the third consecutive year as sales declined 22 percent to $34.2 million. Commercial sales were down 29 percent due to lower print volumes and continuing price competition in the printing industry. Intersegment revenues were up 2.2 percent, but are nonetheless expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 20.3 percent, reflecting aggressive steps taken to adjust expenses to lower revenues. Despite these efforts on the cost side, operating profit was $0.8 million in 2009 compared to $1.8 million in 2008. Total printing revenues in 2010 are projected to be higher by a low single-digit percentage.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management Inc.) increased 1.5 percent compared to 2008 while expenses were up 4.7 percent.  BNA Software revenues increased 1.7 percent compared to 2008, but operating expenses were up 7.2 percent due to higher postretirement benefit expenses and investment in strategic initiatives aimed at continued growth.  BNA Software’s operating profit was $5.1 million in 2009 compared to $6.0 million in 2008. STF total revenues increased slightly (0.4 percent) compared to 2008, but operational efficiencies lowered operating expenses by 8.7 percent, leading to a 14.2 percent increase in operating profit. The total software segment’s operating profit was down 7.0 percent to $7.9 million. Software revenues are expected to increase in 2010 by a low single-digit percentage.

Investment income decreased slightly, reflecting higher gains on sales of securities but lower yields.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected an unrealized holding gain in 2009 compared to an unrealized holding loss in 2008, and a change in unamortized postretirement obligations.

As described in Note 8 to the consolidated financial statements, the consolidated federal, state, and local effective income tax rate was 31.5 percent in 2009 and 37.4 percent in 2008, due to a higher proportion of pre-tax income represented by tax-exempt interest and lower effective state and local taxes.

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

The publishing segment generated 82 percent of consolidated revenues. Publishing revenues were up 0.3 percent in 2008, to $290.5 million. BNA Parent and Tax Management subscription and online revenues were negatively impacted by lower new sales and lower print copyright royalties (reflecting the shift to electronic format products), but were still up 1.4 percent when compared to 2007. BNA International revenues were up 9.2 percent, including additional revenues generated by the newly acquired European American Tax Institute (EATI), a membership organization specializing in tax-related training and conferences. BNA Books revenues were even with 2007, and BNA Subsidiaries, LLC revenues were down; Kennedy Information’s revenues were down 15.3 percent compared to a strong performance in 2007, due in part to the timing of the completion of consulting contracts and to fewer research report releases, and IOMA revenues were down slightly. Publishing revenues are expected to grow by a low single-digit percent in 2009. Publishing operating expenses were up just 0.2 percent compared to 2007 (which included $2.0 million in non-recurring moving costs), as higher employment costs were offset by lower facility costs. Four new products were launched in 2008.  Identifiable development expenses for new products and improvements on existing products were $9.7 million in 2008 and $9.6 million in 2007. The publishing segment’s operating profit was $38.6 million in 2008. Publishing segment operating profit in 2007, which included the gain on the sale of the buildings, was $130.4 million.

The printing segment experienced a revenue decline for the second consecutive year. Commercial sales were down 7.1 percent, reflecting continuing price competition in the printing industry and shorter print run sales to existing customers. Intersegment revenues were up 4.7 percent, but are nonetheless expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Sales declined 4.5 percent in 2008 to $43.7 million. Operating expenses were down 2.9 percent, reflecting lower variable production and selling expenses. The segment operating profit was $1.8 million in 2008 compared to $2.6 million in 2007.

Total revenues for the software segment increased 5.5 percent compared to 2008 while expenses were up 4.1 percent.  BNA Software revenues increased 6.5 percent compared to 2007 due to improved renewals and the completion of a year-long IRS project. Operating expenses were up 5.4 percent. BNA Software’s operating profit was $6.0 million in 2008 compared to $5.5 million in 2007. STF total revenues increased slightly (1.7 percent) compared to 2007, but operational efficiencies lowered operating expenses by 2.6 percent, leading to a 9.2 percent increase in operating profit. The total software segment’s operating profit was up 9.7 percent to $8.5 million. Software revenues are expected to increase in 2009 by a low single-digit percentage.

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

Cash Flows, Liquidity, and Financial Resources

Cash operating expenditures were down 5.6 percent, but customer cash receipts were down 8.0 percent, leading cash provided from operating activities to decrease 23 percent in 2009 to $35.9 million.

Cash provided by investing activities netted to $5.9 million. Net cash provided from securities investments totaled $13.7 million. Net capital expenditures amounted to a $3.5 million outlay, reflecting $2.6 million for property and equipment additions and capitalized software and $0.9 million for purchased publishing assets. The investment in an affiliated company amounted $4.3 million. Capital expenditures for 2010 are expected to be approximately $7.3 million.

Cash used for financing activities netted to $43.2 million. Receipts for sales of Class A capital stock to employees totaled $9.7 million. Capital stock repurchases were $31.2 million.  Debt principal repayments amounted to $10.5 million and the Company paid cash dividends of $11.1 million in 2009.

The Company's stockholders, when selling stock, are required to first tender it to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $5.2 million as of December 31, 2009, is known or expected to be tendered in 2010. The actual value of shares tendered will likely be higher.

Contractual cash obligations as of December 31, 2009, were as follows (in thousands of dollars):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years		After 5 Years
Term Debt (includes interest)	$25,579	$12,125	$13,454	$	---	$	---
Operating Leases	10,178	2,879	3,394		1,501		2,404
Planned Pension Contributions	2,000	2,000	---		---		---
Total	$37,757	$17,004	$16,848		$1,501		$2,404

With over $119 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.  The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

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

The Company has $45.0 million of goodwill assigned to five reporting units at year-end 2009 as described in Note 7 to the consolidated financial statements.  The carrying amount of goodwill is subject to annual impairment testing or on an interim basis if events or circumstances indicate that an impairment is more likely than not to have occurred.  Goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense.  Fair value is estimated using a combination of the market approach, which uses comparable sales multiples, and the income, or discounted cash flows approach. Due to the current economic downturn, the Company prepared an interim analysis of goodwill as of September 12, 2009, and recorded an impairment expense as described in Note 7 to the consolidated financial statements. At year-end, the Company updated its analysis of goodwill as of December 31, 2009, and determined that there was no further impairment and that none of the reporting units were close to failing step one of the impairment analysis.

The Company has $7.0 million of intangible assets at year-end 2009, as summarized in Note 9 to the Company’s financial statements. Most of this is software that is used internally.  In addition, intangible assets include identified assets of Kennedy at the time of its acquisition. These assets are amortized over their estimated useful lives, typically five to seven years. The Company evaluates the recoverability of the intangible assets when events and circumstances indicate an impairment may have occurred, using estimates and assumptions including future revenues, cash flows, and discount rates.  If an impairment in value occurs, an impairment expense must be recorded and amortization periods may be reduced.  Amortization expense was $3.3 million in 2009, $3.3 million in 2008, and $3.7 million in 2007.

The Company has recorded $57.3 million of net deferred income tax assets as of year-end 2009, as described in Note 8 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible.  The Company has consistently achieved profitability and taxable income.  In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

As described in Note 4 to the Company’s financial statements, the Company has pension and other postretirement benefit liabilities totaling $210.6 million at year-end 2009. A number of actuarial assumptions are used to compute these liabilities, the projected benefit obligations, and the related benefit expenses. The assumed discount rates are based on the Citigroup Pension Yield Curve. Other assumptions include life expectancies, retirement ages, health care cost trends, compensation increases, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with its actuaries, periodically reviews the assumptions and revises them when appropriate.  Total expenses for the postretirement benefits that were subject to estimates and assumptions were $33.0 million in 2009, $20.2 million in 2008, and $18.8 million in 2007.

The Company has recorded customer receivables of $31.0 million as of year-end 2009, as described in Note 9 to the Company’s financial statements. Accounts receivable are presented net of an allowance for doubtful accounts of $1.6 million, based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the estimate will change.

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

Accounting Pronouncements

The FASB Accounting Standards Codification (ASC) became the source of authoritative generally accepted accounting principles (GAAP) for nongovernmental entities effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretative guidance issued by the Securities and Exchange Commission (SEC) also remain sources of GAAP for SEC registrants.  The Codification does not change current GAAP, but organizes pre-existing guidance by topic.  Updates to the ASC will be made using Accounting Standards Updates (ASU).  The Company adopted the Codification as of December 31, 2009.  As such, references to non-SEC GAAP guidance will now refer to Accounting Standards Updates (or to the ASC itself).

Accounting Standards Codification 715, Compensation—Retirement Benefits (ASC 715, formerly FASB Statement of Financial Accounting Standards No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), expands the disclosure requirements about fair value measurements for defined benefit pension and other postretirement plans.  The Company adopted these requirements as of December 31, 2009.

Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force (ASU 2009-13), amends the ASC to require new accounting and reporting requirements for vendors with multiple-deliverable revenue arrangements with their customers.  The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect ASU 2009-13 to have a material effect on its financial statements.

Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a Consensus of the FASB Emerging Issues Task Force (ASU 2009-14), amends the ASC to clarify the guidance for vendors that sell or lease tangible products containing software.  The amendments in ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but a vendor must adopt the amendments in the same period and using the same transition method as it uses to adopt the amendments in ASU 2009-13.  The Company does not expect ASU 2009-14 to have a material effect on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risks in its investment portfolio.  An increase in market interest rates would result in a decline in the market value of the Company’s fixed-income securities.

The maturity dates and average interest yields for fixed-income securities debt held in the Company’s investment portfolio as of December 31, 2009 were as follows (in thousands of dollars):

Expected Maturity Date	2010	2011	2012	2013	2014	Thereafter

Municipal Bonds	$14,446	$15,673	$ 3,581	$ 6,794	$ 3,945	$46,847

Average Interest Yield	5.2%	5.0%	5.0%	5.0%	5.2%	4.1%

Corporate Bonds	$ 279	---	$ 506	---	---	---

Average Interest Yield	4.1%	---	4.1%	---	---	---

Total	$14,725	$15,673	$ 4,087	$ 6,794	$ 3,945	$46,847
Average Interest Yield	5.2%	5.0%	4.9%	5.0%	5.2%	4.1%

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments.  Approximately 49 percent of these instruments at year-end 2009 mature within five years.  Shorter-term maturity investments reduce the risk that an increase in market interest rates will have a permanent adverse effect on the Company's financial position.  The Company has no foreign exchange contracts, does not hold securities for trading purposes, and does not use derivative financial instruments.

At December 31, 2009, the Company’s investment portfolio included equity securities with a market value of $17.1 million.  With all other factors remaining constant, a hypothetical broad-based decline in equity market prices of 10 percent would reduce the investment portfolio held in equity investments by $1.7 million as of December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

THE BUREAU OF NATIONAL AFFAIRS, INC.

Consolidated Financial Statements

December 31, 2009 and 2008

(With Independent Registered Public
Accounting Firm’s Report Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Bureau of National Affairs, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of The Bureau of National Affairs, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Accounting Standards Codification 715, Compensation—Retirement Benefits (ASC 715, formerly FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158)) in 2007.

/s/BDO Seidman, LLP

Bethesda Maryland
March 24, 2010

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands of dollars, except per share amounts)

	2009	2008	2007

Operating Revenues (Note 3)	$331,253	$352,211	$352,224

Operating Expenses
(Notes 3, 4, 7, 9 and 11):
Editorial, production, and distribution	177,870	188,114	184,301
Selling	54,264	55,286	57,478
General and administrative	57,691	59,916	61,890
Goodwill impairment	17,805	---	---

Total Operating Expenses	307,627	303,316	303,669

(Loss) Gain on Dispositions (Note 6)	148	(12)	92,133

Operating Profit	23,774	48,883	140,688

Investment income (Note 5)	4,407	4,579	5,566
Interest expense (Note 10)	(2,519)	(3,277)	(4,472)
Equity loss of affliated company (Note 2)	(137)	---	---

Income Before Income Taxes	25,525	50,185	141,782
Provision for income taxes (Note 8)	8,030	18,744	53,744

Net Income	$17,495	$31,441	$88,038

Earnings Per Share (Note 12)	$.65	$1.11	$2.99

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

(In thousands of dollars)

ASSETS

	December 31,

	2009	2008
Current Assets:
Cash and cash equivalents (Note 5)	$9,757	$11,139
Short-term investments (Note 5)	14,445	8,530
Receivables, net (Note 9)	32,604	35,661
Inventories, net (Note 9)	2,935	2,608
Prepaid expenses	3,739	4,966
Deferred income taxes (Note 8)	5,652	7,136

Total Current Assets	69,132	70,040

Marketable Securities (Note 5)	95,305	106,681
Property and Equipment, net (Note 9)	115,036	120,426
Deferred Income Taxes (Note 8)	51,601	45,286
Goodwill (Note 7)	44,962	61,790
Intangible and Other Assets, net (Note 9)	7,231	8,463
Investment in Affiliated Company (Note 2)	4,163	---

Total Assets	$387,430	$412,686

See accompanying notes to consolidated financial statements.

                                                                   (Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

(In thousands of dollars)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,

	2009	2008
Current Liabilities:
Current portion of long-term debt (Note 10)	$10,500	$10,500
Payables and accrued liabilities (Note 9)	38,606	40,497
Deferred revenues (Note 3)	125,378	133,630

Total Current Liabilities	174,484	184,627

Long-Term Debt, less current portion (Note 10)	13,000	23,500
Postretirement Benefits, less current portion (Note 4)	210,533	219,686
Other Liabilities	1,381	1,337

Total Liabilities	399,398	429,150

Commitments and Contingencies (Notes 11, and 12)

Stockholders’ Deficit (Note 12):
Common stock issued, $1.00 par value —
Class A – 30,000,000 shares	30,000	30,000
Class B – 24,634,865 shares	24,635	24,635
Class C – 2,531,680 shares	2,532	2,532
Additional paid-in capital	47,511	42,181
Retained earnings	224,406	218,026
Treasury stock, at cost – 30,913,320 shares
in 2009 and 29,547,221 in 2008	(277,749)	(250,902)
Accumulated other comprehensive loss:
Net unrealized gain (loss) on marketable securities	1,366	(3,701)
Foreign currency translation adjustment	(129)	(104)
Postretirement benefits	(64,540)	(79,131)

Total Stockholders’ Deficit	(11,968)	(16,464)

Total Liabilities and Stockholders’ Deficit	$387,430	$412,686

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands of dollars)

	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$17,495	$31,441	$88,038

Adjustments to reconcile net income to net
cash provided by operating activities –
Goodwill impairment	17,805	---	---
Depreciation and amortization	10,012	9,935	8,319
Deferred income taxes	(15,599)	721	35,040
(Gain) loss on sales of securities	(464)	314	(450)
Gain on sale of buildings	---	---	(92,524)
Equity in loss of affiliated company	137	---	---
Others	463	645	1,545

Changes in operating assets and liabilities –
Receivables	3,151	7,182	1,918
Inventories	(327)	535	556
Payables and accrued liabilities	(2,622)	1,219	(6,284)
Deferred revenues	(8,203)	(6,414)	4,384
Postretirement benefits	13,493	1,634	1,090
Other assets and liabilities – net	587	(482)	650

Net cash provided by operating activities	35,928	46,730	42,282

Cash Flows from Investing Activities:
Proceeds from sale of buildings	---	---	106,090
Purchase of building and improvements	---	---	(103,955)
Investment in affiliated company	(4,300)	---	---
Purchase of property and equipment	(1,319)	(1,482)	(10,209)
Capitalized software	(1,371)	(1,007)	(343)
Acquisition of publishing assets	(914)	(831)	(155)
Proceeds from sale of property and equipment	31	---	---
Investment security sales and maturities	55,399	67,765	89,303
Investment security purchases	(41,672)	(72,633)	(93,651)
Net cash provided by (used in) investing activities	5,854	(8,188)	(12,920)

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands of dollars)

	2009	2008	2007

Cash Flows from Financing Activities:
Receipts for capital stock sales to employees	9,690	11,175	9,626
Purchases of treasury stock	(31,239)	(28,449)	(29,980)
Payment of long-term debt	(10,500)	(10,500)	(10,500)
Dividends paid	(11,115)	(11,418)	(10,720)

Net cash used for financing activities	(43,164)	(39,192)	(41,574)

Net Decrease in Cash and Cash Equivalents	(1,382)	(650)	(12,212)

Cash and Cash Equivalents, beginning of year	11,139	11,789	24,001

Cash and Cash Equivalents, end of year	$9,757	$11,139	$11,789

Supplemental Cash Flow Information:
Interest paid	$2,651	$3,430	$4,146
Income taxes paid	21,236	19,893	17,230

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE  INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands of dollars, except per share amounts)

	Comprehensive	Capital	Additional			Accum. Other
	Income (Loss)	Stock	Paid-In	Retained	Treasury	Comprehensive
	(Note 13)	Issued	Capital	Earnings	Stock	Loss

Balance, January 1, 2007		$57,167	$23,876	$120,685	$(201,034)	$1,155

Net Income	$88,038	---	---	88,038	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	330	---	---	---	---	330
Currency translation adjustment	(46)	---	---	---	---	(46)
Minimum pension liability adjustment	96	---	---	---	---	96
Comprehensive Income	$88,418

Adoption of ASC 715 (formerly FAS 158), net of
$22,049 tax benefit*		---	---	---	---	(31,895)
Sales of Class A treasury shares to employees		---	5,328	---	3,812	---
Repurchases of shares		---	---	---	(29,980)	---
Share-based liabilities		---	6,310	---	---	---
Stock-based compensation expense		---	258	---	---	---
Cash dividends--$.36 per share, class A, B, and C		---	---	(10,720)	---	---

Balance, December 31, 2007,		57,167	35,772	198,003	(227,202)	(30,360)

Net Income	$31,441	---	---	31,441	---	---
Other Comprehensive Income, net of tax:
Unrealized loss on marketable securities	(5,523)	---	---	---	---	(5,523)
Currency translation adjustment	183	---	---	---	---	183
Post Retirement Benefit adjustment	(47,236)	---	---	---	---	(47,236)
Comprehensive Loss	$(21,135)

Sales of Class A treasury shares to employees		---	6,409	---	4,749	---
Repurchases of shares		---	---	---	(28,449)	---
Cash dividends--$.40 per share, class A, B, and C		---	---	(11,418)	---	---

Balance, December 31, 2008		57,167	42,181	218,026	(250,902)	(82,936)

Net Income	$17,495	---	---	17,495	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	5,067	---	---	---	---	5,067
Currency translation adjustment	(25)	---	---	---	---	(25)
Post Retirement Benefit adjustment	14,591	---	---	---	---	14,591
Comprehensive Income	$37,128

Sales of Class A treasury shares to employees		---	5,330	---	4,392	---
Repurchases of shares		---	---	---	(31,239)	---
Cash dividends--$.41 per share, class A, B, and C		---	---	(11,115)	---	---

Balance, December 31, 2009		$57,167	$47,511	$224,406	$(277,749)	$(63,303)

*See Note 17.

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(1)	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the “Parent”) and its subsidiary companies (consolidated, the “Company”).  The Company’s primary business is the publishing of legal, regulatory, and general business advisory information. Its printing subsidiary provides printing services, and its software businesses develop, produce, and market tax and financial planning software.  Material intercompany transactions and balances have been eliminated.  Certain prior year balances have been reclassified to conform to the current year presentation.  Accounting changes are described in Note 17.

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

The Company has evaluated subsequent events after the balance sheet date through the date the financial statements were issued and did not note any events that would require disclosure or adjustment to the consolidated financial statements other than the acquisition of Llesiant referred to in Note 2 .

(2)	ACQUISITION

In December 2009, the Company acquired 42 percent of the common stock of Llesiant, Inc., a technology partner.  Llesiant is developing the taxonomy-based search engine used by “BNA Convergence,” a delivery platform designed for the legal and corporate markets that allows searching of all BNA content along with a large collection of third-party content.  The investment is recorded using the equity method of accounting, which requires the Company’s percentage interest in Llesiant’s loss ($137,000 for 2009) to be recorded in the Consolidated Statements of Income, and the investment to be recorded in the Consolidated Balance Sheets.  The Company acquired the remainder of Llesiant in February 2010.

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

Software revenues are recognized in accordance with Accounting Standards Codification 985-605, Software—Revenue Recognition (ASC 985-605, formerly AICPA Statement of Position 97-2, Software Revenue Recognition).  The majority of software sales are bundled arrangements which include a one-year software program license term and post-sale support, including telephone support and program updates (when and if available) during the license term.  Revenues are deferred and recognized ratably over the license and post-sale support term.  However, when the sale includes a specified upgrade (a specific future program enhancement promised to customers) revenue is deferred until that specified upgrade is delivered.  Revenues from sales of software products with updates provided periodically over a license term, typically one year, are recognized ratably over the license terms.

Deferred revenues at year-end consisted of $109.1 million of deferred subscription revenues and $16.3 million of deferred software revenues in 2009, and $117.4 million of deferred subscription revenues and $16.2 million of deferred software revenues in 2008.

Sales tax collections are presented on a net basis (excluded from revenues).  Shipping charges are included in distribution expense.

Advertising costs are expensed as incurred and were $6,815,000, $8,185,000, and $8,594,000 in 2009, 2008 and 2007, respectively.

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

As of December 31, 2007, the Company adopted Accounting Standards Codification 715, Compensation—Retirement Benefits [ASC 715, formerly FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158)].  ASC 715 requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the consolidated balance sheets and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income.

The following table sets out summarized financial information about the plans as of December 31 (in thousands of dollars):

	Pension Benefits		Other Postretirement Benefits

	2009	2008	2009	2008
Change in projected benefit obligation:
Benefit obligation - January 1	$212,204	$196,621	$177,325	$155,078
Service cost	8,034	7,568	6,470	5,748
Interest cost	13,086	12,267	10,983	9,795
Actuarial loss (gain)	10,900	4,256	(5,973)	11,143
Benefits paid	(9,359)	(8,508)	(5,071)	(4,439)

Benefit obligation - December 31	234,865	212,204	183,734	177,325

Change in plan assets:
Fair value of plan assets - January 1	153,304	184,966	16,442	25,996
Actual return on plan assets	31,819	(37,275)	1,311	(9,554)
Employer contribution	15,000	14,000	---	---
Benefits paid	(9,262)	(8,387)	(633)	---
Fair value of plan assets - December 31	190,861	153,304	17,120	16,442

Funded status	$(44,004)	$(58,900)	$(166,614)	$(160,883)

Amounts recognized in the balance sheet
Payables and accrued liabilities	(85)	(97)	---	---
Postretirement benefits	(43,919)	(58,803)	(166,614)	(160,883)

Net amount recognized	$(44,004)	$(58,900)	$(166,614)	$(160,883)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	(57,459)	(70,090)	(50,858)	(60,811)
Prior service cost	(371)	(433)	---	---

Total	$(57,830)	$(70,523)	$(50,858)	$(60,811)

Assumed discount rate	6.00%	6.25%	6.00%	6.25%
Assumed rate of compensation increase	4.75%	4.75%	---	---

The estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2010 are a $3,320,000 net actuarial loss and $62,000 for prior service cost for the pension benefit plan and a $3,166,000 net actuarial loss for the other postretirement benefit plan.

The Company’s funding practice for the qualified pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements.  The Company contributed $15,000,000 in 2009, $14,000,000 in 2008, and $14,000,000 in 2007.  The supplemental plan’s benefits are paid from the Company’s general assets.  The Company’s policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees’ Beneficiary Association (VEBA) trust.  The Company expects to contribute $2 million to its pension plan and none to its other postretirement benefit plan in 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

		Other
	Pension	Postretirement
	Benefits	Benefits
2010	$11,664	$5,357
2011	12,885	6,130
2012	13,977	6,982
2013	14,934	7,840
2014	15,932	8,675
Years 2015 – 2019	93,380	54,517

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

	Pension Benefits
	2009	2008
Projected benefit obligation	$234,865	$212,204
Accumulated benefit obligation
Qualified plan	195,410	175,456
Supplemental plan	2,349	2,155
Fair value of plan assets–qualified plan	190,861	153,304

Components of pension expense for each year were as follows (in thousands of dollars):

	2009	2008	2007
Service cost – benefits earned during the year	$8,034	$7,568	$7,997
Interest cost	13,086	12,267	11,250
Expected return on plan assets	(13,270)	(15,513)	(14,467)
Amortization of net actuarial loss	4,982	108	317
Amortization of prior service cost	62	62	62

Pension expense	$12,894	$4,492	$5,159

Assumed discount rate	6.25%	6.35%	5.8%
Assumed rate of compensation increase	4.75%	4.75%	4.75%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

Amounts recognized in other comprehensive income (loss) related to pensions after the adoption of ASC 715 (formerly FAS 158) were as follows (in thousands of dollars):

	2009	2008
Net gain (loss)	$7,649	$(57,045)
Amortization of net actuarial loss	4,982	108
Amortization of prior service cost	62	62

Total recognized in other comprehensive income	$12,693	$(56,875)

In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans.  Contributions under some of these plans are at the discretion of the Boards of Directors of the respective subsidiary companies. Pension expense for these plans was $767,000 in 2009, $917,000 in 2008, and $1,053,000 in 2007.

Components of other postretirement benefit  expense for each year were as follows (in thousands of dollars):

	2009	2008	2007
Service cost – benefits earned during the year	$6,470	$5,748	$5,672
Interest cost	10,983	9,795	8,203
Expected return on plan assets	(1,398)	(2,210)	(2,254)
Amortization of net actuarial loss	4,067	2,369	2,068
Amortization of prior service cost	---	---	(17)

Other postretirement benefits expense	$20,122	$15,702	$13,672

Assumed discount rate	6.25%	6.35%	5.8%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

Amounts recognized in other comprehensive income (loss) related to other postretirement benefits after the adoption of ASC 715 (formerly FAS 158) were as follows (in thousands of dollars):

	2009	2008
Net gain (loss)	$5,886	$(22,884)
Amortization of net actuarial loss	4,067	2,369

Total recognized in other comprehensive income (loss)	$9,953	$(20,515)

The Company received a federal subsidy of $108,000 in 2009 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare D Subsidy).  As of December 31, 2009, the gross amount of federal subsidies expected to be received are as follows: 2010 – $194,000; 2011 – $230,000; 2012 – $270,000; 2013 - $314,000; 2014 - $361,000; 2015-2019 – $2,681,000.

The postretirement benefit obligation as of year-end 2009 was determined using an assumed health care cost trend rate of 10 percent for 2010, gradually declining to 5 percent in 2015 and thereafter.  A one percentage point increase in the assumed health care cost trend rate for each year would increase the 2009 year-end postretirement benefit obligation by $31.0 million and the 2009 postretirement benefit service and interest expense by $3.3 million.  A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $25.1 million and the postretirement benefit service and interest cost by $2.7 million.

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

Both the pension plan and postretirement benefits plan assets are actively managed, emphasizing a long-term horizon, by equity and fixed income investment professionals under the advice of an investment committee appointed by the Board of Directors. Risk is managed by maintaining broadly diversified portfolios as well as by reallocating assets between the equity and fixed income portfolios. For the pension plan, the authorized allocation range for the equity portfolio is 35-70 percent of plan assets, although the typical range is 50-70 percent, with the balance of assets allocated to the fixed income portfolio.  Up to 15 percent of the assets may be invested in international equity funds.

For the postretirement benefits plan, the authorized allocation range for the equity portfolio is 40-75 percent of plan assets, although the typical range is 50-70 percent, with the balance of assets allocated to the fixed income portfolio.  At year-end 2008, equity assets were liquidated and temporarily held in cash pending their reallocation by a new investment manager.

The fair values of pension plan assets as of December 31, 2009 were as follows (in thousands of dollars):

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Common stock	$95,294	---	---	$95,294
Preferred stock	481	---	---	481
Corporate and other debt instruments	33,727	---	---	33,727
U.S. government securities	26,933	---	---	26,933
Mutual funds	20,421	---	---	20,421
Money market funds and cash	13,245	---	---	13,245

Total	$190,101	---	---	$190,101

The fair values of postretirement benefits plan assets as of December 31, 2009 were as follows (in thousands of dollars):

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Common stock	$1,984	---	---	$1,984
Corporate and other debt Instruments	4,346	---	---	4,346
U.S. government securities	8,908	---	---	8,908
Mutual funds	228			228
Money market funds	1,531	---	---	1,531

Total	$16,997	---	---	$16,997

The above amounts do not include accrued income of $760,000 and $123,000 for pension plan and postretirement plan assets, respectively. For a description of the levels in the fair value hierarchy, see Note 14.

(5)	INVESTMENTS AND INVESTMENT INCOME

Cash and investments consisted of the following (in thousands of dollars):

	December 31,
	2009	2008

Cash and cash equivalents	$9,757	$11,139
Short-term investments	14,445	8,530
Marketable securities	95,305	106,681

Total	$119,507	$126,350

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

	2009	2008	2007

Interest income	$3,676	$4,591	$4,735
Dividend income	267	302	381
Net gain (loss) on sales of securities	464	(314)	450

Total	$4,407	$4,579	$5,566

Proceeds from the sales and maturities of securities were $55,399,000, $67,765,000, and $89,303,000 in 2009, 2008, and 2007 respectively.  Gross realized gains and (losses) from these sales were $665,000 and $(201,000) in 2009, $517,000 and $(831,000) in 2008, and $872,000 and $(422,000) in 2007.  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Equity securities	$18,122	$430	$(1,498)	$17,054
Municipal bonds	88,150	3,237	(102)	91,285
Corporate debt	1,376	35	---	1,411

Total	$107,648	$3,702	$(1,600)	$109,750

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
Equity securities	$16,859	$131	$(5,390)	$11,600
Municipal bonds	101,960	1,736	(1,975)	101,721
Corporate debt	2,085	---	(195)	1,890

Total	$120,904	$1,867	$(7,560)	$115,211

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
	Value	12 months	12 Months
December 31, 2009
Equity securities	$14,582	$ ---	$(1,498)
Municipal bonds	4,270	(5)	(97)
Corporate debt	---	---	---

Total	$18,852	$(5)	$(1,595)

		Gross Unrealized Losses
	Fair	Less than	More than
	Value	12 months	12 Months
December 31, 2008
Equity securities	$10,504	$(5,390)	$ ---
Municipal bonds	33,162	(1,279)	(696)
Corporate debt	1,890	(195)	---

Total	$45,556	$(6,864)	$(696)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired. The write downs amounted to $50,000 for 2009 and $435,000 for 2008 and are included in investment income in the consolidated statements of income.  At December 31, 2009, 17 securities had an aggregated unrealized loss of 7.8 percent from their amortized cost.  At December 31, 2008, 59 securities had an aggregated unrealized loss of 16.6 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of December 31, 2009, were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$14,490	$14,725
One through five years	29,211	30,499
Five through ten years	14,873	15,619
Over ten years	30,333	31,228
No fixed maturity date	619	625

Total	$89,526	$92,696

(6)	GAIN (LOSS) ON DISPOSITIONS

Gain (Loss) on Dispositions consisted of the following (in thousands of dollars):

		2009		2008	2007

Gain on sale of buildings	$	---	$	---	$92,524
Gain (loss) on disposals of assets		148		(12)	(391)

Total		$148		$(12)	$92,133

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

(7)	GOODWILL

The carrying amount of goodwill is subject to testing on an annual basis or, if events or circumstances indicate that an impairment is more likely than not to have occurred, on an interim basis.  Impairment testing is done at the reporting unit level.  The fair value of each reporting unit is determined using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA).  Any excess in the carrying value of the reporting units over their fair value is an indication of a potential goodwill impairment, which would require further analysis to measure the amount of the impairment expense, if any.  The Company performed year-end impairment tests and determined that no impairment had occurred at year-end 2008, and 2007.

Due to the current economic downturn, the Company performed an interim test as of September 12, 2009.  The carrying value of a publishing segment reporting unit, the Kennedy Information (Kennedy) division of BNA Subsidiaries, LLC was found to be less than its fair value.  As a result, a goodwill impairment expense of $17,805,000, representing the entire remaining balance of goodwill related to the acquisition of Kennedy in 2000, was recorded for the third quarter of 2009. Subsequently, the Company performed year-end impairment tests for each of the Company’s five reporting units with goodwill and determined that no further impairment had occurred at year-end 2009.

Goodwill assigned to the reportable segments and the changes in the carrying amount of goodwill for the three years ended December 31, 2009, are as follows:

	Publishing	Printing	Software	Total

Balance, January 1, 2007	$38,422	$917	$22,451	$61,790
Balance, December 31, 2007	38,422	917	22,451	61,790
Balance, December 31, 2008	38,422	917	22,451	61,790
Goodwill acquired during the year	977	---	---	977
Impairment loss	(17,805)	---	---	(17,805)

Balance, December 31, 2009	$21,594	$917	$22,451	$44,962

(8)	INCOME TAXES

The provision for income taxes consisted of the following (in thousands of dollars):

	2009	2008	2007
Taxes currently payable:
Federal	$19,422	$14,868	$14,363
State and local	4,207	3,155	4,341

	23,629	18,023	18,704
Deferred tax provision:
Federal	(12,189)	(619)	30,580
State and local	(3,410)	1,340	4,460

	(15,599)	721	35,040

Total	$8,030	$18,744	$53,744

Reconciliation of the U.S. statutory rate to the Company’s consolidated effective income tax rate was as follows:

	Percent of Pretax Income

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal income tax benefit	2.0	5.8	4.0
Tax exempt interest exclusion	(4.8)	(2.7)	(0.9)
Dividends received exclusion	(0.2)	(0.1)	(0.1)
Others	(0.5)	(0.6)	(0.1)

Total	31.5%	37.4%	37.9%

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

	December 31,

	2009	2008
Deferred tax assets:
Postretirement benefits liability	$84,466	$81,303
Inventories	1,299	1,562
Annual leave	2,064	2,125
Accounts receivable allowances	537	535
Medical claims	900	1,446
Amortization of acquired intangible assets	4,642	(881)
Others	1,578	2,550

Total deferred tax assets	95,486	88,640

Deferred tax (liabilities):
Capitalized software	(1,497)	(1,577)
Deferred gain on real estate transactions	(35,080)	(35,942)
Depreciation	(531)	(384)
Unrealized (gain) loss on marketable securities	(737)	1,991
Others	(388)	(306)

Total deferred tax (liabilities)	(38,233)	(36,218)

Net deferred tax assets	$57,253	$52,422

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

The Company expects its unrecognized tax benefits to decrease by approximately $440,000 over the next 12 months for tax positions related to prior years and by expiration of the statute of limitations and audit settlements.  All federal income tax returns are closed for years prior to 2007.  State tax returns that remain subject to examination range from 2003 to present.  Various state and local income tax returns have been examined and closed by the respective taxing authorities.  The Company recognizes interest accrued on unrecognized tax benefits in interest expense and penalties as a general and administrative expense.

The following is a tabular reconciliation of the total beginning and ending amounts of unrecognized tax benefits (in thousands of dollars):

	2009	2008	2007
Unrecognized tax benefits, January 1	$2,443	$2,993	$1,724
Increases resulting from tax positions taken during year	300	482	1,269
Decreases related to settlements with taxing authorities	(509)	(1,032)	---

Unrecognized tax benefits, December 31	$2,234	$2,443	$2,993
Total unrecognized tax benefits that, if recognized, would reduce the effective tax rate	$1,452	$1,588	$1,945
Total interest and penalties recognized in the Consolidated Statements of Income	8	54	374
Total interest and penalties recognized in the Consolidated Balance Sheets	635	627	671

(9)	OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

	2009	2008
Receivables:
Customers	$30,950	$34,675
Others	3,210	2,709
Allowance for doubtful accounts	(1,556)	(1,723)

Total	$32,604	$35,661

Customer receivables represent current billings, the collectibility of which is regularly evaluated and adjusted for an allowance for doubtful accounts, as determined by historical experience. Customer receivables determined to be uncollectible are written off to the allowance account.  Bad debt expense was $661,000 in 2009, $390,000 in 2008, and $660,000 in 2007.

	2009	2008
Inventories:
Materials and supplies	$1,511	$1,272
Work in process	476	266
Finished goods	948	1,070

Total	$2,935	$2,608

Inventories are valued at the lower of cost (using the average cost or last-in first-out methods) or market, net of an allowance for excess inventory of $586,000 at year-end 2009 and $724,000 at year-end 2008.

	2009	2008
Property and equipment, at cost:
Land	$23,642	$23,642
Buildings and improvements	95,939	95,857
Furniture and equipment	46,734	46,469
Accumulated depreciation	(51,279)	(45,542)

Total	$115,036	$120,426

The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements and three to 10 years for furniture and equipment.  Depreciation expenses were $6,691,000 in 2009, $6,664,000 in 2008, and $4,596,000 in 2007. Expenditures for maintenance and repairs are expensed, while major replacements and improvements are capitalized.

	2009	2008
Intangible and other assets:
Intangible and other amortizable assets:
Gross carrying amount—
Software	$26,319	$25,693
Customer lists	6,182	5,582
Copyrights	9,145	9,145
Other amortizable assets	214	130

	41,860	40,550
Accumulated amortization—
Software	(21,247)	(19,963)
Customer lists	(5,017)	(4,644)
Copyrights	(8,374)	(7,459)
Other amortizable assets	(123)	(107)

	(34,761)	(32,173)

Net intangible and other amortizable assets	7,099	8,377
Other assets	132	86

Total	$7,231	$8,463

Amortization expenses for intangible assets are mainly included in general and administrative expenses.  Amortization expenses were $3,321,000 in 2009, $3,271,000 in 2008, and $3,723,000 in 2007.  Amortizable assets are expensed evenly over their estimated useful lives, ranging from five to seven years for software and customer lists, 10 years for copyrights, and three to 10 years for other amortizable assets.  As of December 31, 2009, future estimated amortization expenseswere as follows: 2010 – $3,171,000; 2011 – $2,052,000; 2012 – $727,000; 2013 – $613,000; 2014 - $439,000.  During 2009, gross assets of $2,009,000 were added and $733,000 were written off.

	2009	2008
Payables and accrued liabilities:
Accounts payable and accrued liabilities	$16,906	$18,928
Employee compensation and benefits	17,909	20,159
Postretirement benefits, current portion	85	97
Income taxes	3,706	1,313

Total	$38,606	$40,497

(10)	TERM DEBT

Term debt at year end consisted of the following (in thousands of dollars):

	2009	2008

Notes payable, unsecured, 8.15%, due 2010	$7,500	$15,000
Notes payable, unsecured, 6.99%, due 2010-2011	16,000	19,000
Total term debt	23,500	34,000
Current portion	10,500	10,500

Long-term debt	$13,000	$23,500

Interest expense for the term debt was $2,308,000 in 2009, $3,136,000 in 2008, and $3,940,000 in 2007.  Other interest expense was $211,000 in 2009, $141,000 in 2008, and $532,000 in 2007.

Maturities of term debt are as follows: 2010, $10,500,000; 2011, $13,000,000.  Notes payable are subject to certain financial covenants and other customary restrictions, including indebtedness and business combinations.  As of December 31, 2009, the Company is in compliance with all financial covenants.  Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $24,953,000 in 2009 and $34,985,000 in 2008.

The Company also has a $10 million revolving credit note, under which the Company may borrow on an unsecured basis at LIBOR plus 1.5 percent.  $618,000 under the note is being used for letters of credit.  The note is subject to certain financial covenants and expires May 31, 2011.

(11)	COMMITMENTS, CONTINGENCIES, AND RELATED-PARTY TRANSACTIONS

The Company has non-cancelable operating leases for office space, equipment, and vehicles.  Total rent expense was $3,717,000 in 2009, $3,774,000 in 2008, and $6,037,000 in 2007.  As of December 31, 2009, future minimum lease payments under non-cancelable operating leases were as follows: 2010 – $2,879,000; 2011 – $2,047,000; 2012 – $1,347,000; 2013 – $902,000; 2014 – $599,000; thereafter – $2,404,000.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $5,752,000, $6,320,000, and $6,077,000 in 2009, 2008, and 2007, respectively, and are recorded as an editorial expense.

As of December 31, 2009, approximately 48 percent of the Company’s employees were covered by a collective bargaining agreement that expired in February 2010.  Subsequently, a new agreement was reached that expires in 2013.

(12)	STOCKHOLDERS' DEFICIT

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by the Company’s articles of incorporation.  Ownership of ClassA stock, which is voting, is restricted to active employees.  Class B stock and Class C stock are nonvoting.  No class of stock has preference over another upon declaration of dividends or liquidation.  As of December 31, 2009, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively and outstanding shares of Class A, Class B, and Class C were 10,729,959, 15,516,816, and 6,450, respectively.

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the “Plans”). Semiannually, the Board of Directors declares dividends and establishes the price at which shares can be bought or sold.

The Company's stockholders, when selling stock, are required to first tender shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so.  Capital stock with a market value of $5.2 million as of December 31, 2009, is known or expected to be tendered in 2010.  The actual value of the shares tendered will likely be higher.

Treasury share transactions were as follows:

	Treasury Stock Shares

	Class A	Class B	Class C

Balance, January 1, 2007	17,135,345	7,356,651	2,519,240

Sales to employees	(613,571)	---	---
Repurchases	812,430	1,222,785	---
Conversions of Class A to Class B	771,655	(771,655)	---

Balance, December 31, 2007	18,105,859	7,807,781	2,519,240

Sales to employees	(714,011)	---	---
Repurchases	682,658	1,145,694	---
Conversions of Class A to Class B	547,389	(547,389)	---

Balance, December 31, 2008	18,621,895	8,406,086	2,519,240

Sales to employees	(617,280)	---	---
Repurchases	607,173	1,370,216	5,990
Conversions of Class A to Class B	658,253	(658,253)	---

Balance, December 31, 2009	19,270,041	9,118,049	2,525,230

Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 26,841,332 in 2009, 28,217,644 in 2008, and 29,447,490 in 2007.

The differences between amortized cost and fair value of the Company’s investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity.  Revenues and expenses of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at the weight average exchange rate for the period. Assets and liabilities are translated at year-end exchange rates. Any resulting gain or loss is reported, net of taxes, as a component of Stockholders' Deficit.  The amount of the postretirement benefit plan’s obligations in excess of plan assets, that has not been recorded by postretirement benefit expense accounting, is reported, net of taxes, as a component of Stockholders’ Deficit.

(13)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income encompasses all changes in Stockholders’ Equity, except those arising from transactions with shareholders, and includes net income and other comprehensive income (loss).

Elements of comprehensive income (loss) are shown below (in thousands of dollars):

	2009	2008	2007

Net Income	$17,495	$31,441	$88,038
Other comprehensive income (loss):
Holding gains (losses) on securities arising during the year	8,259	(8,810)	958
Less net gain (loss) included in net income	464	(314)	450
Changes in unrealized gains (losses)	7,795	(8,496)	508
Less income taxes	2,728	(2,973)	178
Net unrealized gains (losses)	5,067	(5,523)	330

Currency translation (losses) gains	(39)	282	(71)
Less income taxes	(14)	99	(25)
Net currency translation (losses) gains	(25)	183	(46)

Minimum pension liability adjustment	---	---	157
Less income taxes	---	---	61
Net minimum pension liability adjustment	---	---	96

Post retirement benefit adjustment	22,646	(77,390)	---
Less income taxes	8,055	(30,154)	---
Net post retirement benefit adjustment	14,591	(47,236)	---

Total other comprehensive income (loss)	19,633	(52,576)	380
Comprehensive income (loss)	$37,128	$(21,135)	$88,418

(14)	FAIR VALUE MEASUREMENTS

In the first quarter of 2008, the Company adopted Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820, formerly FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements).  In February 2008, the FASB deferred the effective date of ASC 820 until January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The Company adopted ASC 820 as it pertains to such nonfinancial assets and liabilities in the first quarter of 2009.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

Financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 12/31/09 Using Fair Value Hierarchy					Fair Value as of
	12/31/09	Level 1	Level 2		Level 3		12/31/09
Cash and cash equivalents	$9,757	$9,757	$	---	$	---	$9,757

Short-term investments	14,445	14,445		---		---	14,445
Marketable securities	95,305	95,305		---		---	95,305

Total	$119,507	$119,507	$	---	$	---	$119,507

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company chose not to elect the fair value option as prescribed by ASC 820 (formerly FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115) for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.

Assets carried at fair value measured on a nonrecurring basis as of December 31, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 12/31/09 Using Fair Value Hierarchy					Losses as of
	12/31/09	Level 1		Level 2		Level 3	12/31/09
Goodwill	$0	$	---	$	---	$0	$(17,805)

Total	$0	$	---	$	---	$0	$(17,805)

In accordance with Accounting Standards Codification 350-20, Goodwill (ASC 350-20, formerly FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), goodwill with a carrying value of $17,805,000 was written down to its implied fair value of $0, resulting in an impairment charge of $17,805,000, which was included in earnings for the period.  See Note 7.

(15)	SEGMENTS

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

Operating segment information is presented below (in thousands of dollars):

Year Ended December 31, 2009	Publishing	Printing	Software	Total

Revenues from external customers	$278,773	$23,437	$29,043	$331,253
Intersegment revenues	---	10,773	2,470	13,243
Operating profit	15,065	839	7,870	23,774
Equity loss of affiliated company	(137)	---	---	(137)
Interest expense	2,519	68	---	2,587
Identifiable assets	385,084	18,967	38,059	442,110
Depreciation and amortization	8,889	1,077	46	10,012
Goodwill impairment	17,805	---	---	17,805
Investment in affiliated company	4,300	---	---	4,300
Capital expenditures	3,335	269	---	3,604

Year Ended December 31, 2008	Publishing	Printing	Software	Total

Revenues from external customers	$290,537	$33,125	$28,549	$352,211
Intersegment revenues	---	10,536	2,507	13,043
Operating profit	38,613	1,805	8,465	48,883
Interest expense	3,274	79	---	3,353
Identifiable assets	410,000	20,698	28,517	459,215
Depreciation and amortization	8,798	1,101	36	9,935
Capital expenditures	3,144	164	12	3,320

Year Ended December 31, 2007	Publishing	Printing	Software	Total

Revenues from external customers	$289,539	$35,673	$27,012	$352,224
Intersegment revenues	---	10,059	2,414	12,473
Gain on sale of buildings	92,524	---	---	92,524
Operating profit	130,364	2,608	7,716	140,688
Interest expense	4,467	204	---	4,671
Identifiable assets	389,839	21,224	32,181	443,244
Depreciation and amortization	7,227	1,058	34	8,319
Capital expenditures	112,774	1,710	23	114,507

The reconciliation of items differing from consolidated totals are shown below(in thousands of dollars):

	2009	2008	2007
Total interest expense for reportable segments	$2,587	$3,353	$4,671
Elimination of intersegment interest expense	(68)	(76)	(199)
Consolidated interest expense	$2,519	$3,277	$4,472

Total assets for reportable segments	$442,110	$459,215	$443,244
Elimination of intersegment assets	(54,680)	(46,529)	(43,716)
Consolidated assets	$387,430	$412,686	$399,528

(16)	SELECTED QUARTERLY DATA

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

The following unaudited summary of quarterly financial information includes all adjustments necessary for a fair presentation for each period presented (in thousands of dollars, except per share amounts):

	Quarter Ended 2009
	March 28	June 20		September 12	December 31

Revenues	$75,856	$75,345		$72,904	$107,148
Gross Profit	34,889	34,562		33,049	50,883
Net Income (Loss)	5,992	6,685		(5,921)	10,739

Earnings (Loss) Per Share	$.22	$.25	$	( .22)	$.41
	Quarter Ended 2008
	March 22	June 14		September 6	December 31

Revenues	$75,261	$79,716		$78,189	$119,045
Gross Profit	36,001	37,799		36,941	53,356
Net Income	7,365	8,092		6,754	9,230

Earnings Per Share	$.26	$.29		$.24	$.33

As described in Note 7, the Company recorded a goodwill impairment expense of $17,805 in the third quarter of 2009, reducing net income by $10.7 million and earnings per share by $0.40.

(17)	ACCOUNTING CHANGES

As described in Note 4, in 2007 the Company adopted the provisions of ASC 715 (formerly FAS 158), which requires the recognition of the underfunded status of defined benefit pension and other postretirement benefit plans as a liability in the consolidated balance sheets and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BUREAU OF NATIONAL AFFAIRS, INC.
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts—		Deductions—		End of
Description	of Period	Expenses	Describe		Describe		Period

VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY APPLY:

Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2009	$1,723	$661	$(154	)(a)	$(674	)(b)	$1,556
Year ended December 31, 2008	2,034	390	(158	)(a)	(543	)(b)	1,723
Year ended December 31, 2007	2,102	660	83	(a)	811	(b)	2,034

Allowance for Excess Inventory:
Year ended December 31, 2009	$724	$(138)					$586
Year ended December 31, 2008	680	44					724
Year ended December 31, 2007	680	---					680

Allowance for Deferred Tax Assets:
Year ended December 31, 2009	$ ---	$ ---					$ ---
Year ended December 31, 2008	601	(601)					---
Year ended December 31, 2007	658	(57)					601

Notes:

(a)	Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues

(b)	Net accounts written off.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosures.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of its disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO and CFO have concluded that our disclosure control policies and procedures are effective to provide that the information required to be disclosed in reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during  the quarter ended December 31, 2009 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, 13, and 14, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

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

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2009.  Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

Name	Age	Present position and prior experience
Cynthia J. Bolbach	62	Executive Vice President and
		Corporate Secretary
		Corporate secretary since 1995
		and executive vice president since 2009.
		Joined BNA in 1972

Eunice L. Bumgardner	49	Executive Vice President and
		General Counsel
		Executive vice president since 2009
		and general counsel since 1995. Joined
		BNA in 1994.

Carol A. Clark	53	Executive Vice President and
		Chief Technology Officer
		Executive vice president and chief
		technology officer since 2009.
		Previously served as technology director.
		since 1997. Joined BNA in 1983.

Robert P. Ambrosini	53	Executive Vice President and
		Chief Financial Officer
		Joined BNA in 2007 as Chief financial
		officer; executive vice president since
		2009. Served as Senior Vice President of
		Finance and Accounting for the National
		Geographic Channel 2004 - 2006.

Gilbert S. Lavine	58	Treasurer
		Treasurer since 1998. Joined BNA in 1985.

Name	Age	Present position and prior experience
Gregory C. McCaffery	49	President and Chief Operating Officer
		President since 2007 and chief operating
		officer since 2003. Joined BNA in 1986

James R. Schneble	55	Corporate Controller
		Controller since 1990. Joined BNA in 1985.

Paul N. Wojcik	61	Chairman and Chief Executive Officer
		Chairman since 2007 and CEO since
		1997, president 1995-2007. Joined BNA in
		1972.

The Company has adopted a code of ethics, as defined in Regulation S-K, that applies to the Company’s Chief Executive Officer, its senior financial officers, and any persons who perform similar functions for the Company and any of its subsidiary companies. The code of ethics is posted on the Company’s website, the address of which is www.bna.com. The Company intends to satisfy the disclosure requirements with respect to any amendments to, and/or waivers of, the provisions of the code of ethics by posting the required information on its Internet website.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following documents are filed as part of this report.

(a)(1)	Financial Statements	Page
	Reports of Independent Registered Public Accounting Firms	24

	Consolidated Statements of Income for the years	25
	ended December 31, 2009, 2008, and 2007

	Balance Sheets as of December 31, 2009 and 2008	26

	Consolidated Statements of Cash Flows for each of the
	years ended December 31, 2009, 2008, and 2007	28

	Consolidated Statements of Changes in Stockholders'
	Equity and Comprehensive Income for each of the
	years ended December 31, 2009, 2008, and 2007	30

	Notes to Consolidated Financial Statements	31

(a)(2)	Financial Statement Schedule:
	II Valuation and Qualifying Accounts and Reserves
	for the years ended December 31, 2009, 2008, and 2007	53

(a)(3)	Exhibits

3.1	Certificate of Incorporation, as amended*

3.2	Bylaws, as amended.**

11	Statement re: Computation of Per Share Earnings is contained in the 2009
Consolidated Financial Statements in the Notes to Consolidated Financial Statements,
Note 12, "Stockholders' (Deficit) Equity"

21	Subsidiaries of Registrant.***

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

99.1	Proxy Statement for the Annual Meeting of security holders to be held on April 17, 2010****

*	Incorporated by reference to the Company’s 2001 Form 10-K
Commission File Number 2-28286, filed on March 29, 2002.
The exhibit number indicated above corresponds to the
exhibit number in that filing.

**	Incorporated by reference to the 8K filed by the Company on
February 18, 2009. The exhibit number indicated above corresponds to the exhibit number in that filing.

***	Filed herewith.

****	Incorporated by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2009.

Upon written or oral request to the Company’s General Counsel, a copy of any of the above exhibits will be furnished at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.

By: /s/Paul N. Wojcik	By: /s/Robert P. Ambrosini
Paul N. Wojcik	Robert P. Ambrosini,
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Date: March 24, 2010	Date: March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: /s/Paul N. Wojcik	March 24, 2010
Paul N. Wojcik	Date
Chairman of the Board of Directors
Director

By: /s/Paul A. Blakely	March 24, 2010	By: /s/George J. Korphage	March 24, 2010
Paul A. Blakely	Date	George J. Korphage	Date
Director		Director

By: /s/Cynthia J. Bolbach	March 24, 2010	By: /s/Gregory C. McCaffrey	March 24, 2010
Cynthia J. Bolbach	Date	Gregory C. McCaffrey	Date
Director		Director

By: /s/Eunice Lin Bumgardner	March 24, 2010	By: /s/Darren P. McKewen	March 24, 2010
Eunice Lin Bumgardner	Date	Daren P. McKewen	Date
Director		Director

By: /s/Neil R. Froemming	March 24, 2010	By: /s/Jonathan Newcomb	March 24, 2010
Neil R. Froemming	Date	Jonathan Newcomb	Date
Director		Director

By: /s/Gerald S.Hobbs	March 24, 2010	By: _________________	March 24, 2010
Gerald S. Hobbs	Date	Ellen Taus	Date
Director		Director

By: /s/Marcia P. Kaplan	March 24, 2010	By: /s/Daniel W. Toohey	March 24, 2010
Marcia P. Kaplan	Date	Daniel W. Toohey	Date
Director		Director

	EXHIBIT INDEX

		Sequential Page
Number	Exhibit Description	Number

3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws, as amended	*

11	Statement re: Computation of Per Share Earnings is contained in the 2009
	Consolidated financial Statements in the Notes to Consolidated Financial
	Statements, Note 12 "Stockholders' Deficit"	46

21	Subsidiaries of Registrant	61

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	62

31.1	Certification of the Chief Executive Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	63

31.2	Certification of the Chief Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	64

32.1	Certification of the Chief Executive Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	65

32.2	Certification of the Chief Financial Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.	66

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2009	**

*	Incorporated by reference to the Company’s 2001 Form 10-K
	Commission File Number 2-28286, filed on March 29, 2002.
	The exhibit number indicated above corresponds to the
	exhibit number in that filing.

**	The Definitive Proxy Statement is expected to be filed with
	the SEC within 120 days of December 31, 2009.