Form 10-Q
period 2010-04-13
BUREAU OF NATIONAL AFFAIRS INC
filed 2010-05-10
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of March 27, 2010 was 10,806,946 Class A common shares, 15,321,071 Class B common shares, and 6,450 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED MARCH 27, 2010 and MARCH 28, 2009
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	March 27, 2010	March 28, 2009

OPERATING REVENUES	$74,757	$75,856

OPERATING EXPENSES:
Editorial, production, and distribution	37,684	40,967
Selling	10,872	12,484
General and administrative	17,247	13,595

TOTAL OPERATING EXPENSES	65,803	67,046

OPERATING PROFIT	8,954	8,810

INVESTMENT INCOME	815	1,066
INTEREST EXPENSE	(481)	(648)

INCOME BEFORE INCOME TAXES	9,288	9,228
PROVISION FOR INCOME TAXES	3,121	3,236

NET INCOME	6,167	5,992

OTHER COMPREHENSIVE INCOME	66,206	1,594

COMPREHENSIVE INCOME	$72,373	$7,586

EARNINGS PER SHARE	$.24	$.22

WEIGHTED AVERAGE SHARES OUTSTANDING	26,156,884	27,505,285

DIVIDENDS DECLARED PER SHARE	$.21	$.20

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 27, 2010 and DECEMBER 31, 2009

(In thousands of dollars)

	(Unaudited)
	March 27,	December 31,
ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$22,033	$9,757
Short-term investments	14,138	14,445
Receivables (net of allowance for doubtful accounts of
$1,027 at March 27, 2010 and $1,556 at Dec. 31, 2009)	30,165	32,604
Inventories	2,529	2,935
Prepaid expenses	3,670	3,739
Deferred income taxes	5,652	5,652

Total current assets	78,187	69,132

MARKETABLE SECURITIES	96,522	95,305

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	95,939	95,939
Furniture, fixtures and equipment	46,832	46,734

	166,413	166,315
Less-Accumulated depreciation	52,776	51,279

Net property and equipment	113,637	115,036

DEFERRED INCOME TAXES	9,230	51,601

GOODWILL	46,041	44,962

INTANGIBLE AND OTHER ASSETS	9,367	7,231

INVESTMENT IN AFFLIATED COMPANY	---	4,163

Total assets	$352,984	$387,430

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 27, 2010 and DECEMBER 31, 2009

(In thousands of dollars)

	(Unaudited)
	March 27,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2010	2009

CURRENT LIABILITIES:
Current portion of long-term debt	$10,500	$10,500
Payables and accrued liabilities	11,974	16,906
Employee compensation and benefits payable	17,951	17,994
Income taxes payable	6,668	3,706
Dividends payable	5,512	---
Deferred revenues	130,620	125,378

Total current liabilities	183,225	174,484

LONG-TERM DEBT, less current portion	13,000	13,000

POSTRETIREMENT BENEFITS, less current portion	102,489	210,533

OTHER LIABILITIES	1,219	1,381

Total liabilities	299,933	399,398

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	49,462	47,511
Retained earnings	225,061	224,406
Treasury stock, at cost — 31,032,078 shares at
March 27, 2010 and 30,913,320 at Dec. 31, 2009	(281,542)	(277,749)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,923	1,366
Foreign currency translation adjustment	(96)	(129)
Postretirement benefits adjustment	1,076	(64,540)

Total stockholders' equity (deficit)	53,051	(11,968)

Total liabilities and stockholders' equity (deficit)	$352,984	$387,430

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 12 WEEKS ENDED MARCH 27, 2010 and MARCH 28, 2009
(Unaudited)
(In thousands of dollars)

	12 Weeks Ended
	March 27, 2010	March 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,167	$5,992
Adjustments to reconcile net income to net
cash provided by operating activities—
Depreciation and amortization	2,401	2,415
Deferred income taxes	(1,879)	(1,049)
Gain on sales of securities	(74)	(97)
Others	(290)	(225)
Changes in operating assets and liabilities—
Receivables	3,031	12,577
Deferred revenues	5,082	(7,779)
Payables and accrued liabilities	(1,362)	(3,317)
Postretirement benefits	2,433	1,355
Inventories	406	(101)
Other assets and liabilities—net	28	398

Net cash provided by operating activities	15,943	10,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	---	29
Purchase of property and equipment	(50)	(704)
Acquisition of business (net of $56 cash acquired in 2010)	(565)	(3,200)
Investment securities sales and maturities	4,451	18,366
Investment securities purchases	(5,294)	(11,427)

Net cash (used in) provided by investing activities	(1,458)	3,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	3,269	3,488
Purchases of treasury stock	(5,478)	(5,660)

Net cash used in financing activities	(2,209)	(2,172)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,276	11,061

CASH AND CASH EQUIVALENTS, beginning of period	9,757	11,139

CASH AND CASH EQUIVALENTS, end of period	$22,033	$22,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$469	$708
Income taxes paid	2,037	635

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
March 27, 2010
(Unaudited)

NOTE 1: General

The primary business of The Bureau of National Affairs, Inc. (BNA, or the “Company”) is the publishing of legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users, mainly in the United States.

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

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K.  Note disclosures which would substantially duplicate those contained in the 2009 Annual Report on Form 10-K have been omitted.  Certain prior year balances have been reclassified to conform to the current year presentation.

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

NOTE 2: Acquisition

During the first quarter of 2009, the Company invested $3.2 million in preferred stock of Llesiant, Inc., a technology partner.  Llesiant is developing the taxonomy-based search engine used by “BNA Convergence,” a delivery platform designed for the legal and corporate markets that allows searching of all BNA content along with a large collection of third-party content. The investment was recorded as a long term investment. During the fourth quarter of 2009, the Company increased its long term investment by $0.8 million. Also during the fourth quarter, the Company purchased 42 percent of the outstanding common stock for $0.3 million and began to recognize its percentage interest in Llesant’s loss using the equity method of accounting ($137,000 at year-end 2009). During the first quarter of 2010, the Company made additional investments of $0.3 million, recognized a further equity-method loss of $67,000, and then purchased the remaining outstanding common stock for $0.3 million on February 12, 2010.

The following table summarizes the consideration paid and the amounts of the assets acquired and the liabilities assumed recognized at the acquisition date (in thousands of dollars):

Consideration:
Cash	$4,921

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Identifiable intangible assets	$3,084
Deferred taxes	953
Goodwill	1,079
Receivables and other	137
Cash	56
Payables	(432)
Deferred revenue	(160)
Total identifiable net assets	4,717
Equity loss recognized prior to acquisition	204
$4,921

The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for those assets.

NOTE 3: Revenues and Deferred Revenues

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

Deferred revenues at the end of the first quarter of 2010 consisted of $116.3 million of deferred subscription revenues and $14.3 million of deferred software revenues.  Deferred revenues at the end of 2009 consisted of $109.1 million of deferred subscription revenues and $16.3 million of deferred software revenues.

NOTE 4: Inventories

Inventories consisted of the following (in thousands of dollars):

	March 27, 2010	December 31, 2009
Materials and supplies	$1,359	$1,511
Work in process	264	476
Finished goods	906	948

Total	$2,529	$2,935

NOTE 5: Intangible and Other Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	March 27, 2010		December 31, 2009
Intangible and other amortizable assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$29,395	$(21,842)	$26,319	$(21,247)
Customer Lists	6,110	(5,073)	6,182	(5,017)
Copyrights	9,145	(8,585)	9,145	(8,374)
Other	207	(128)	214	(123)

Total	$44,857	$(35,628)	$41,860	$(34,761)

Amortization expense for the above assets was $954,000 and $746,000, respectively, in the first quarter of 2010 and 2009.  During the first quarter of 2010, gross intangible and other amortizable assets of $3,075,000 were added and $78,000 were written down. Other assets (non-amortizable) amounted to $138,000 and $132,000 at March 27, 2010, and December 31, 2009, respectively.

Goodwill assigned to the reportable segments and the change in the carrying amount of goodwill for the first quarter of 2010 are as follows (in thousands of dollars):

	Publishing	Printing	Software	Total

Balance, January 1, 2009	$21,594	$917	$22,451	$44,962
Goodwill acquired during year	1,079	---	---	1,079

Balance, September 12, 2009	$22,673	$917	$22,451	$46,041

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other post-retirement benefits) for certain of its employees.  The net periodic benefit expense is based on estimated values provided by third party actuaries.

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended
	03/27/10	03/28/09
Pension Benefits:
Service cost	$2,069	$1,923
Interest cost	3,171	2,945
Expected return on plan assets	(3,706)	(2,991)
Amortization of prior service cost
and net actuarial loss	777	1,140

Total	$2,311	$3,017

Other Post-Retirement Benefits:
Service cost	$1,401	$1,479
Interest cost	2,241	2,519
Expected return on plan assets	(319)	(323)
Amortization of prior service cost
and net actuarial loss	159	946

Total	$3,482	$4,621

Pension plan contributions were $15 million in 2009 and are expected to be $2 million in 2010.  $2 million was contributed during the first quarter of 2010, while $5 million was contributed during the first quarter of 2009.

During the first quarter, the Company substantially changed the postretirement health benefits for Medicare-eligible retirees of the Parent, from providing self insured  health care benefits to providing a fixed annual stipend to be used to offset health insurance purchased by the retiree.  The change was substantial enough to require a remeasurement of the obligation, resulted in a $109 million reduction in the postretirement benefit obligation and a $65 million increase to accumulated comprehensive income, and a $44 million decrease in deferred income taxes.  Other postretirement benefit expense will be substantially lower for the remainder of 2010 and for future years.

NOTE 7: Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
March 27, 2010
Publishing	$62,342	$	---	$62,342	$6,187
Printing	6,928		2,158	4,770	(221)
Software	8,205		560	7,645	2,988

Total	$77,475		$2,718	$74,757	$8,954

12 Weeks Ended:
March 28, 2009
Publishing	$63,200	$	---	$63,200	$6,084
Printing	7,981		2,420	5,561	228
Software	7,667		572	7,095	2,498

Total	$78,848		$2,992	$75,856	$8,810

NOTE 8: Stockholders' Equity (Deficit)

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the “Plans”).  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  Dividends of $.21 per share were declared in March of 2010 and dividends of $.20 per share were declared in March of 2009.

Treasury stock as of March 27, 2010 and December 31, 2009, respectively, consisted of: Class A, 19,193,054 and 19,270,041 shares; Class B, 9,313,794 and 9,118,049 shares; and Class C, 2,525,230 and 2,525,230 shares.  As of March 27, 2010, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $6.1 million as of March 27, 2010 is known or expected to be tendered during the next twelve months.  The actual amount will likely be higher.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $1,472,000 and $1,382,000 in the first quarter of 2010 and 2009, respectively.

NOTE 10:Fair Value Measurements

In the first quarter of 2008, the Company adopted Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820, formerly FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements) for financial assets and liabilities.  In February 2008, the FASB deferred the effective date of ASC 820 until January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The Company adopted ASC 820 as it pertains to such nonfinancial assets and liabilities in the first quarter of 2009.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

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

Financial assets carried at fair value measured on a recurring basis as of March 27, 2010 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 03/27/10 Using Fair Value Hierarchy			Fair Value as of
	03/27/10	Level 1	Level 2	Level 3	03/27/10
Cash and cash equivalents	$22,033	$22,033	---	---	$22,033

Short-term investments	14,138	14,138	---	---	14,138
Marketable securities	96,522	96,522	---	---	96,522

Total	$132,693	$132,693	---	---	$132,693

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company chose not to elect the fair value option as prescribed by ASC 820 (formerly FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115) for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.  At the end of the first quarter, long-term debt with a carrying value of $23,500,000 had a fair value of $24,752,000.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

NOTE 11: Investments

Proceeds from the sales and maturities of securities for the first quarter of 2010 were $4,451,000.  Gross realized gains from these sales were $74,000.  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 27, 2010	Cost	Gains	Losses	Value

Equity securities	$18,922	$677	$(841)	$18,758
Municipal bonds	87,405	3,164	(86)	90,483
Corporate debt	1,374	45	---	1,419

Total	$107,701	$3,886	$(927)	$110,660

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Equity securities	$18,122	$430	$(1,498)	$17,054
Municipal bonds	88,150	3,237	(102)	91,285
Corporate debt	1,376	35	---	1,411

Total	$107,648	$3,702	$(1,600)	$109,750

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
March 27, 2010	Value	12 months	12 Months

Equity securities	$10,975	$ ---	$(841)
Municipal bonds	3,362	(7)	(79)
Corporate debt	---	---	---

Total	$14,337	$(7)	$(920)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2009	Value	12 months	12 Months

Equity securities	$14,582	$ ---	$(1,498)
Municipal bonds	4,270	(5)	(97)
Corporate debt	---	---	---

Total	$18,852	$(5)	$(1,595)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired in 2009. The write downs amounted to $50,000 in the first quarter of 2009 and are included in investment income in the consolidated statements of income.  At March 27, 2010, 13 securities had an aggregated unrealized loss of 6.1 percent from their amortized cost.  At December 31, 2009, 17 securities had an aggregated unrealized loss of 7.8 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of March 27, 2010 were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$14,204	$14,407
One through five years	28,959	30,303
Five through ten years	14,106	14,852
Over ten years	30,884	31,692
No fixed maturity date	626	648

Total	$88,779	$91,902

PART I

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company’s 2009 Annual Report on Form 10-K, which provides a more thorough discussion of the Company’s business and operations. This interim report is intended to provide an update of the disclosures contained in the 2009 Annual Report on Form 10-K and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted.

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

Electronic products now make up over 73 percent of the legal and regulatory subscription base. Their migration to a next-generation web platform, BWD, is complete. Having all BNA products on one robust platform creates the opportunity to create new products, sell into new markets, and enhance existing product offerings with tools and applications that will attract new customers and better retain existing ones. In addition, subsidiary company products are being moved to BWD, improving corporate-wide efficiency and increasing our flexibility to combine and customize product offerings for new or more specialized markets.

BNA’s high quality, proprietary content remains a competitive strength. But the continued expansion and improvement of our web platform has enabled us to enhance the value of that content and improve the sustainability of our offerings. By concentrating on improving and exploiting our web platform, and on creating new functionalities and tools to work with our highly regarded content, BNA is moving beyond being a content provider and positioning itself as a technologically adept provider of information solutions to professional markets.

Pursuant to this strategy, early this year, BNA acquired the remaining interest that it did not already own in Llesiant, a software company that had been working with BNA to create “BNA Convergence”, a new delivery platform designed for the legal and corporate markets. This new platform allows law firms to search all their BNA content along with a large collection of third-party content, using Llesient’s taxonomy–based search engine. Results can be delivered in an increasing variety of formats. Having full control of Llesiant gives BNA the ability to direct the future development and enhancement of its technology to ensure that it best serves BNA’s strategic needs.

To help facilitate the integration of BNA’s quality content with state-of-the art technology, a new Product Research and Development business unit, headed by a Chief Product Officer, was created in 2009. This unit is responsible for developing all new products and services, focusing specifically on how best to integrate the latest technology, processes, and applications with our unique content to provide the better products, tools, and applications that our customers now demand. This unit is also responsible for BNA’s electronic commerce initiatives.

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

The new product development structure and the improved web platform also enables the easy and quick integration of content across multiple products. For example, in late 2009, new content and tools designed to alert users to tax credits and incentives available for “green” initiatives was integrated into and launched simultaneously on both BNA’s tax and environment web libraries.

BNA’s market-leading news services are also being continually improved, with a major upgrade affecting all of our current awareness services released in the first quarter of 2010. This upgrade included a new “Search My BNA” function that allows, for the first time, subscribers to search all of the BNA services they subscribe to with a single search. Most BNA notification services have now adopted a “continual publishing” model, where news stories are posted online throughout the publication cycle, often minutes after the news breaks.

Using all of BNA’s new capabilities, the company plans to launch the first of a series of “next generation” web libraries for the legal market later this year. These comprehensive “Resource Centers” will focus on specific substantive practice areas and will provide subject matter experts with a one-stop resource that includes all the primary and secondary information, news, analysis, and tools needed to serve their clients.

In an effort to leverage BNA’s strong tax brands, the Company is expanding its presence in the tax training business. In 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the Company’s growing portfolio of conferences, special reports, and books for the international tax market. In mid-2009, BNA acquired the assets of the Council for International Tax Education, Inc. (CITE) and the Alliance for Tax, Legal, and Accounting Seminars (ATLAS), both based in White Plains, New York.  The firms are leaders in the creation and delivery of international tax education for multinational companies, offering live instruction courses for legal and tax professionals and financial executives.

BNA pursues a web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services—Lexis and Westlaw—for many years. BNA also sells subscriptions to subject libraries of BNA content on these networks, and these have been very popular with major law firms and law schools. In addition, BNA sells subscriptions to its tax products on Thomson Reuters’ Checkpoint platform and Wolters Kluwer’s IntelliConnect platform. These networks and others, in addition to BNA's own online platform and print, cd’s, and dvd’s provide customers with a variety of product delivery options.

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

A second significant factor is the rapidly expanding expense related to BNA’s postretirement benefits obligations. Management took a number of major steps in 2009 and in early 2010 to address this issue in a way that would continue to provide BNA’s current retirees with superior benefits without endangering BNA’s future success. The beneficial effects of these changes will be reflected in 2010 financial performance.

Twelve weeks 2010 compared to Twelve weeks 2009

Segment Information (in thousands of dollars)

	12 Weeks Ended
	03/27/10	03/28/09

Publishing	$62,342	$63,200
Printing	4,770	5,561
Software	7,645	7,095
Total	$74,757	$75,856

Intersegment printing revenues	$2,158	$2,420

Intersegment software revenues	$560	$572

Operating Profit:
Publishing	$6,187	$6,084
Printing	(221)	228
Software	2,988	2,498
Total	$8,954	$8,810

For the first quarter 2010, consolidated revenues decreased 1.4 percent.  Software segment revenues were up 7.0 percent, but printing segment revenues were down 13.2 percent and publishing segment revenues were down 1.4 percent. Consolidated operating expenses were down 2.0 percent, leading to a 1.6 percent increase in operating profit. Net income for the first quarter was $6.2 million compared to $6.0 million in 2009, and earnings per share were $.24 for the first quarter versus $.22 in 2009.

Publishing segment revenues were down $858,000, or 1.4 percent compared to the prior year.  BNA Parent and Tax Management subscription revenues and BNA Books revenues were up slightly in the first quarter of 2010, but BNA International and BNA Subs, LLC revenues were down. Subscription revenues were dampened by the effect of one fewer calendar day in the quarter (revenues are recognized on a daily basis). Publishing operating expenses were down 1.8 percent due to lower post-retirement benefit plan expenses (see Note 6). Operating profit increased 1.7 percent, to $6.2 million.

Printing segment revenues were down 13.2 percent compared to 2009.  Commercial sales were down 14.2 percent due to lower print volumes, and intersegment revenues were down 10.8 percent.  Operating expenses were down 6.4 percent, reflecting aggressive steps taken to adjust expenses to lower revenues. The operating loss was $221,000 in the first quarter of 2010, compared to an operating profit of $228,000 in 2009.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 7.0 percent compared to 2009, while expenses were up just 0.9 percent.  BNA Software revenues increased 9.4 percent in the first quarter of 2010.  Operating expenses were up 1.5 percent, and operating profit was $1.9 million in 2010 compared to $1.4 million in the same period of 2009.  STF revenues were essentially even with 2009, but operating expenses were down slightly, leading to a 1.2 percent increase in operating profit. The total software segment’s operating profit increased 19.6 percent to $3.0 million.

Investment income declined due to lower yields and lower gains on sales of securities.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected the after-tax change in the postretirement benefit obligation related to the change in benefits described in Note 6.

Outlook

As expected, revenues have started out slightly weaker in 2010, with printing and subscription revenue trailing last year. Primary information markets stabilized in the second half of last year and are improving in the early part of this year. However, because subscription revenue is recognized evenly over the term of the subscription, the full effect of improving new sales will not be reflected immediately in revenue, but will have a positive impact as the year progresses. The printing market remains challenging, but should also improve in the traditionally stronger second half of the year.

On the expense side, the beneficial effect of changes to the company's postretirement benefits plan, announced late in the first quarter, has begun to be reflected in current results, but the changes made will have a more significant effect on expense as the year progresses.

Financial Position

Cash operating expenditures were down 4.5 percent, but customer cash receipts were up 3.3 percent, leading cash provided from operating activities to increase 57 percent in the first quarter of 2010 to $15.9 million. Cash used in investing activities was $1.5 million. Purchase of the remaining Llesiant stock and other consideration netted to $0.6 million, net capital expenditures were $0.1 million, and net cash used in securities investments totaled $0.8 million. Cash used in financing activities netted to $2.2 million. Capital stock repurchases were $5.5 million, and receipts for sales of capital stock to employees totaled $3.3 million.

With over $132 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders.   Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2009.

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

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 27, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended March 27, 2010, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2010–January 30, 2010	100,521	$15.75
January 31, 2010–February 27, 2010	28,603	$15.75
February 28, 2010–March 27, 2010	216,874	$15.88

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bureau of National Affairs, Inc.
Registrant

May 10, 2010	s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

May 10, 2010	s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer