Form 10-Q
period 2010-06-19
BUREAU OF NATIONAL AFFAIRS INC
filed 2010-07-28
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2010	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

The number of shares outstanding of each of the issuer's classes of common stock as of June 19, 2010 was 10,396,895 Class A common shares, 15,332,156 Class B common shares, and 6,450 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 24 WEEKS ENDED JUNE 19, 2010 and JUNE 20, 2009
(Unaudited)
(All dollars in thousands, except per share amounts)

	24 Weeks Ended
	June 19, 2010	June 20, 2009

OPERATING REVENUES	$148,653	$151,201

OPERATING EXPENSES:
Editorial, production, and distribution	72,990	81,750
Selling	20,389	24,166
General and administrative	32,414	26,433

TOTAL OPERATING EXPENSES	125,793	132,349

OPERATING PROFIT	22,860	18,852

INVESTMENT INCOME	1,604	1,979
INTEREST EXPENSE	(875)	(1,264)

INCOME BEFORE INCOME TAXES	23,589	19,567
PROVISION FOR INCOME TAXES	8,627	6,890

NET INCOME	14,962	12,677

OTHER COMPREHENSIVE INCOME	64,900	4,320

COMPREHENSIVE INCOME	$79,862	$16,997

EARNINGS PER SHARE	$.57	$.47

WEIGHTED AVERAGE SHARES OUTSTANDING	26,051,981	27,239,256

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED JUNE 19, 2010 and JUNE 20, 2009
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	June 19, 2010	June 20, 2009

OPERATING REVENUES	$73,896	$75,345

OPERATING EXPENSES:
Editorial, production, and distribution	35,306	40,783
Selling	9,517	11,682
General and administrative	15,167	12,838

TOTAL OPERATING EXPENSES	59,990	65,303

OPERATING PROFIT	13,906	10,042

INVESTMENT INCOME	789	913
INTEREST EXPENSE	(394)	(616)

INCOME BEFORE INCOME TAXES	14,301	10,339
PROVISION FOR INCOME TAXES	5,506	3,654

NET INCOME	8,795	6,685

OTHER COMPREHENSIVE (LOSS) INCOME	(1,306)	2,726

COMPREHENSIVE INCOME	$7,489	$9,411

EARNINGS PER SHARE	$.34	$.25

WEIGHTED AVERAGE SHARES OUTSTANDING	25,947,079	26,973,227

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 19, 2010 and DECEMBER 31, 2009

(In thousands of dollars)

	(Unaudited)
	June 19,	December 31,
ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$18,101	$9,757
Short-term investments	12,889	14,445
Receivables (net of allowance for doubtful accounts of
$848 at June 19, 2010 and $1,556 at Dec. 31, 2009)	27,418	32,604
Inventories	2,297	2,935
Prepaid expenses	4,286	3,739
Deferred income taxes	5,424	5,652

Total current assets	70,415	69,132

MARKETABLE SECURITIES	98,418	95,305

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	95,955	95,939
Furniture, fixtures and equipment	47,118	46,734

	166,715	166,315
Less-Accumulated depreciation	54,284	51,279

Net property and equipment	112,431	115,036

DEFERRED INCOME TAXES	9,999	51,601

GOODWILL	43,734	44,962

INTANGIBLE AND OTHER ASSETS	10,649	7,231

INVESTMENT IN AFFLIATED COMPANY	---	4,163

Total assets	$345,646	$387,430

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 19, 2010 and DECEMBER 31, 2009

(In thousands of dollars)

	(Unaudited)
	June 19,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2010	2009

CURRENT LIABILITIES:
Current portion of long-term debt	$20,500	$10,500
Payables and accrued liabilities	11,687	16,906
Employee compensation and benefits payable	18,844	17,994
Income taxes payable	3,251	3,706
Deferred revenues	131,331	125,378

Total current liabilities	185,613	174,484

LONG-TERM DEBT, less current portion	---	13,000

POSTRETIREMENT BENEFITS, less current portion	104,611	210,533

OTHER LIABILITIES	1,265	1,381

Total liabilities	291,489	399,398

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	50,072	47,511
Retained earnings	233,856	224,406
Treasury stock, at cost — 31,431,044 shares at
June 19, 2010 and 30,913,320 at Dec. 31, 2009	(288,535)	(277,749)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,491	1,366
Foreign currency translation adjustment	(110)	(129)
Postretirement benefits adjustment	216	(64,540)

Total stockholders' equity (deficit)	54,157	(11,968)

Total liabilities and stockholders' equity (deficit)	$345,646	$387,430

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24 WEEKS ENDED JUNE 19, 2010 and JUNE 20, 2009
(Unaudited)
(In thousands of dollars)

	24 Weeks Ended
	June 19, 2010	June 20, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,962	$12,677
Adjustments to reconcile net income to net
cash provided by operating activities—
Depreciation and amortization	4,518	4,708
Deferred income taxes	(1,589)	(2,276)
Gain on sales of securities	(91)	(129)
Others	301	(255)
Changes in operating assets and liabilities—
Receivables	5,957	8,914
Deferred revenues	6,489	(5,987)
Payables and accrued liabilities	(4,978)	(6,512)
Postretirement benefits	3,107	7,803
Inventories	638	(390)
Other assets and liabilities—net	(535)	333

Net cash provided by operating activities	28,779	18,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	---	31
Purchase of property and equipment	(361)	(707)
Acquisition of business (net of $56 cash acquired in 2010)	(565)	(3,200)
Capitalized software	(903)	(658)
Acquisition of publishing assets	---	(180)
Investment securities sales and maturities	18,562	31,010
Investment securities purchases	(20,355)	(20,084)

Net cash (used in) provided by investing activities	(3,622)	6,212

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	4,700	4,917
Purchases of treasury stock	(13,001)	(18,905)
Payment of long-term debt	(3,000)	(3,000)
Dividends paid	(5,512)	(5,519)

Net cash used in financing activities	(16,813)	(22,507)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,344	2,591

CASH AND CASH EQUIVALENTS, beginning of period	9,757	11,139

CASH AND CASH EQUIVALENTS, end of period	$18,101	$13,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$903	$1,368
Income taxes paid	10,676	8,727

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
June 19, 2010
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

The Company has evaluated subsequent events after the balance sheet date through the date the financial statements were issued and did not note any events other than those disclosed in Note 9 that would require disclosure.

NOTE 2: Acquisition

During the first quarter of 2009, the Company invested $3.2 million in preferred stock of Llesiant, Inc., a technology partner.  Llesiant is developing the taxonomy-based search engine used by “BNA Convergence,” a delivery platform designed for the legal and corporate markets that allows searching of all BNA content along with a large collection of third-party content.  The investment was recorded as a long-term investment.  During the fourth quarter of 2009, the Company increased its long-term investment by $0.8 million.  Also during the fourth quarter, the Company purchased 42 percent of the outstanding common stock for $0.3 million and began to recognize its percentage interest in Llesiant’s loss using the equity method of accounting ($137,000 at year-end 2009).  During the first quarter of 2010, the Company made additional investments of $0.3 million, recognized a further equity-method loss of $67,000, and then purchased the remaining outstanding common stock for $0.3 million on February 12, 2010.

The following table summarizes the consideration paid and the amounts of the assets acquired and the liabilities assumed recognized at the acquisition date (in thousands of dollars):

Consideration:

Cash	$4,921

Recognized amounts of identifiable assets
acquired and liabilities assumed:

Identifiable intangible assets	$3,084
Deferred taxes	953
Goodwill	1,079
Receivables and other	137
Cash	56
Payables	(432)
Deferred revenue	(160)
Total identifiable net assets	4,717
Equity loss recognized prior to acquisition	204
Total	$4,921

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

Deferred revenues at the end of the second quarter of 2010 consisted of $116.1 million of deferred subscription revenues and $15.2 million of deferred software revenues.  Deferred revenues at the end of 2009 consisted of $109.1 million of deferred subscription revenues and $16.3 million of deferred software revenues.

NOTE 4: Inventories

Inventories consisted of the following (in thousands of dollars):

	June 19, 2010	December 31, 2009
Materials and supplies	$1,245	$1,511
Work in process	290	476
Finished goods	762	948

Total	$2,297	$2,935

NOTE 5: Intangible and Other Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	June 19, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$30,307	$(22,179)	$26,319	$(21,247)
Customer Lists	6,105	(5,146)	6,182	(5,017)
Copyrights	9,145	(8,796)	9,145	(8,374)
Other	207	(132)	214	(123)

Total	$45,764	$(36,253)	$41,860	$(34,761)

Amortization expense for the above assets was $1,513,000 and $1,475,000, respectively, in the first two quarters of 2010 and 2009.  During the first two quarters of 2010, gross intangible and other amortizable assets of $3,987,000 were added and $83,000 were written down.  Other assets (non-amortizable) amounted to $1,138,000 and $132,000 at June 19, 2010 and December 31, 2009, respectively.

Goodwill assigned to the reportable segments and the change in the carrying amount of goodwill for the first two quarters of 2010 are as follows (in thousands of dollars):

	Publishing	Printing	Software	Total

Balance, January 1, 2010	$21,594	$917	$22,451	$44,962
Goodwill acquired during year	1,079	---	---	1,079
Goodwill disposed during year	(2,307)	---	---	(2,307)

Balance, June 19, 2010	$20,366	$917	$22,451	$43,734

NOTE 6: Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees.  The net periodic benefit expense is based on estimated values provided by third party actuaries.

The components of net periodic benefit expense were as follows (in thousands of dollars):
	12 Weeks Ended		24 Weeks Ended
	06/19/10	06/20/09	06/19/10	06/20/09
Pension Benefits:
Service cost	$1,760	$1,833	$3,859	$3,756
Interest cost	3,100	3,095	6,271	6,040
Expected return on plan assets	(3,604)	(3,134)	(7,310)	(6,125)
Amortization of prior service cost
and net actuarial loss	696	1,140	1,473	2,280

Total	$1,952	$2,934	$4,263	$5,951

Other Postretirement Benefits:
Service cost	$584	$1,493	$1,985	$2,972
Interest cost	1,041	2,546	3,282	5,065
Expected return on plan assets	(307)	(322)	(626)	(645)
Amortization of prior service cost
and net actuarial loss	(2,036)	946	(1,877)	1,892

Total	$(718)	$4,663	$2,764	$9,284

Pension plan contributions were $15 million in 2009 and are expected to be $2 million in 2010.  $2 million was contributed during the first two quarters of 2010, while $5 million was contributed during the first two quarters of 2009.

During the first quarter, the Company substantially changed the postretirement health benefits for Medicare-eligible retirees of the Parent, from providing self insured  health care benefits to providing a fixed annual stipend to be used to offset health insurance purchased by the retiree.  The change was substantial enough to require a remeasurement of the obligation, resulted in a $109 million reduction in the postretirement benefit obligation and a $65 million increase to accumulated other comprehensive income, and a $44 million decrease in deferred income taxes.  Other postretirement benefit expense will be substantially lower for the remainder of 2010 and for future years.

NOTE 7: Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
June 19, 2010
Publishing	$61,483	$	---	$61,483	$11,024
Printing	7,479		2,334	5,145	(5)
Software	7,832		564	7,268	2,887

Total	$76,794		$2,898	$73,896	$13,906

June 20, 2009
Publishing	$63,868	$	---	$63,868	$8,091
Printing	7,450		2,439	5,011	136
Software	7,033		567	6,466	1,815

Total	$78,351		$3,006	$75,345	$10,042

24 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
June 19, 2010
Publishing	$123,825	$	---	$123,825	$17,211
Printing	14,407		4,492	9,915	(226)
Software	16,037		1,124	14,913	5,875

Total	$154,269		$5,616	$148,653	$22,860

June 20, 2009
Publishing	$127,068	$	---	$127,068	$14,175
Printing	15,431		4,859	10,572	364
Software	14,700		1,139	13,561	4,313

Total	$157,199		$5,998	$151,201	$18,852

NOTE 8: Stockholders' Equity (Deficit)

There is no established public trading market for any of BNA's three classes of common stock.  However, employees may purchase the Company’s Class A common stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the “Plans”).  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  Dividends of $.21 per share were declared in March of 2010 and dividends of $.20 per share were declared in March of 2009.

Treasury stock as of June 19, 2010 and December 31, 2009, respectively, consisted of: Class A, 19,603,105 and 19,270,041 shares; Class B, 9,302,709 and 9,118,049 shares; and Class C, 2,525,230 and 2,525,230 shares.  As of June 19, 2010, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $2.7 million as of June 19, 2010 is known or expected to be tendered during the next twelve months.  The actual amount likely will be higher.

NOTE 9: Commitments, Contingencies, and Related-Party Transactions
In July 2010, the Company signed a contractual agreement to sell its Rockville, Maryland subscriber relations facility for $18-$19 million to a local developer.  The pretax gain on the sale is projected to be approximately $16 million after closing and related costs.  The transaction is expected to be completed no later than early 2012.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $2,679,000 and $2,687,000 in the first two quarters of 2010 and 2009, respectively.

NOTE 10: Fair Value Measurements
The Company values its assets and liabilities using the methods of fair value as described in Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820, formerly FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements).  ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

Financial assets carried at fair value measured on a recurring basis as of June 19, 2010 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 06/19/10 Using Fair Value Hierarchy			Fair Value as of
	06/19/10	Level 1	Level 2	Level 3	06/19/10
Cash and cash equivalents	$18,101	$18,101	---	---	$18,101

Short-term investments	12,889	12,889	---	---	12,889
Marketable securities	99,418	98,418	---	---	98,418

Total	$129,408	$129,408	---	---	$129,408

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company chose not to elect the fair value option as prescribed by ASC 820 (formerly FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115) for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.  At the end of the second quarter, long-term debt with a carrying value of $20,500,000 had a fair value of $21,415,000.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

NOTE 11: Investments
Proceeds from the sales and maturities of securities for the first two quarters of 2010 were $18,562,000.  Gross realized gains and (losses) from these sales were $91,000 and $0.  For the second quarter only, proceeds from the sales and maturities of securities were $14,111,000 and gross realized gains and (losses) from these sales were $17,000 and $0.  Proceeds from the sales and maturities of securities for the first two quarters of 2009 were $31,010,000.  Gross realized gains and (losses) from these sales were $312,000 and $(183,000).  For the second quarter only, proceeds from the sales and maturities of securities were $12,644,000 and gross realized gains and (losses) from these sales were $32,000 and $0.  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 19, 2010	Cost	Gains	Losses	Value

Equity securities	$19,130	$465	$(1,202)	$18,393
Municipal bonds	88,899	3,114	(104)	91,909
Corporate debt	985	20	---	1,005

Total	$109,014	$3,599	$(1,306)	$111,307

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Equity securities	$18,122	$430	$(1,498)	$17,054
Municipal bonds	88,150	3,237	(102)	91,285
Corporate debt	1,376	35	---	1,411

Total	$107,648	$3,702	$(1,600)	$109,750

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position ( in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
June 19, 2010	Value	12 months	12 Months

Equity securities	$10,904	$(4)	$(1,198)
Municipal bonds	6,308	(32)	(72)

Total	$17,212	$(36)	$(1,270)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2009	Value	12 months	12 Months

Equity securities	$14,582	$ ---	$(1,498)
Municipal bonds	4,270	(5)	(97)

Total	$18,852	$(5)	$(1,595)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired in 2009. The write downs amounted to $50,000 in the first two quarters of 2009 and are included in investment income in the consolidated statements of income.  At June 19, 2010, 21 securities had an aggregated unrealized loss of 7.0 percent from their amortized cost.  At December 31, 2009, 17 securities had an aggregated unrealized loss of 7.8 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of June 19, 2010 were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$12,951	$13,150
One through five years	26,641	27,823
Five through ten years	16,006	16,811
Over ten years	33,557	34,386
No fixed maturity date	729	744

Total	$89,884	$92,914

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

Overview

BNA operates in three business segments: publishing, printing, and software. The publishing segment, which generated 84 percent of consolidated 2009 revenues, provides legal, regulatory, and general business advisory information in tax, labor, economic, health care, environment and safety, consulting, and other markets to business, professional, government, and academic users. Sales are made principally through field sales representatives. The printing segment provides services to primarily mid-Atlantic area customers, including the BNA publishing segment, other publishers, financial institutions, trade associations, professional societies, educational and other nonprofit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and experienced employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes and insights in legal, regulatory, tax, and business practices and trends.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

Electronic products now make up 74 percent of the legal and regulatory subscription base. Their migration to a next-generation web platform is complete. Having all BNA products on one robust platform creates the opportunity to create new products, sell into new markets, and enhance existing product offerings with tools and applications that will attract new customers and better retain existing ones. In addition, subsidiary company products are being moved to the next generation web platform improving corporate-wide efficiency and increasing our flexibility to combine and customize product offerings for new or more specialized markets.

BNA’s high quality, proprietary content remains a competitive strength. But the continued expansion and improvement of our web platform has enabled us to enhance the value of that content and improve the sustainability of our offerings. By concentrating on improving and exploiting our web platform, and on creating new functionalities and tools to work with our highly regarded content, BNA has moved beyond being a content provider and has positioned itself as a technologically adept provider of information solutions to professional markets.

Pursuant to this strategy, early this year, BNA acquired the remaining interest that it did not already own in Llesiant, a software company that had been working with BNA to create “BNA Convergence”, a new search and delivery tool designed for the legal and corporate markets. This new tool allows law firms to search all their BNA content along with a large collection of third-party content, using Llesiant’s taxonomy–based search engine. Results can be delivered in an increasing variety of formats. Having full control of Llesiant gives BNA the ability to direct the future development and enhancement of its technology to ensure that it best serves BNA’s strategic needs.

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

Earlier efforts aimed at the Human Resources and Environment markets, which also combined internal resources with technology partners, matured in recent years despite the challenging environment.  New products and more focused sales efforts led to strong growth for our expanding line of HR Decision Support Networks and our set of Environment, Health, and Safety Tools. The economic environment affected the corporate market for these products last year, but information solutions that enable businesses to meet increasingly stringent compliance needs with fewer in-house resources are attractive to cost-conscious customers, and revenue is growing for both product lines.

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

In an effort to leverage BNA’s strong tax brands, the Company is expanding its presence in the tax training business.  In 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the Company’s growing portfolio of services for the international tax market.  In mid-2009, BNA acquired the assets of the Council for International Tax Education, Inc. (CITE) and the Alliance for Tax, Legal, and Accounting Seminars (ATLAS), both based in White Plains, New York.  The firms (now combined and branded as BNA CITE) are leaders in the creation and delivery of international tax education for multinational companies, offering live instruction courses for legal and tax professionals and financial executives.

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

The economic downturn that began in the second half of 2008 had a disproportionately negative effect on several of BNA Subsidiaries, LLC's IOMA and Kennedy brand product lines. Markets for information and meetings for corporate recruiters, and publications of all types aimed at functional departments in corporations were particularly depressed. Consequently, BNA Subsidiaries, LLC's management began conducting a comprehensive review of its business operations and strategic alternatives, and in 2009, BNA Subsidiaries, LLC adopted and began to implement a strategic restructuring plan. As previously disclosed, the restructuring plan is well underway and most aspects of it will be completed by year end. As part of this plan, BNA Subsidiaries, LLC has discontinued, transferred or sold several products and product lines in an effort to create a more focused and profitable company that serves vertical industry markets with high quality information services. Furthermore, BNA Subsidiaries, LLC made numerous facility and employment changes in New Hampshire and New Jersey, as a result of which, most of BNA Subsidiaries, LLC's operating functions will be consolidated in New Hampshire during 2010. Notwithstanding the implementation of the strategic restructuring plan, BNA Subsidiaries, LLC continues to experience financial losses and continues to incur expenses that are beyond its ability to self fund and negatively affect its financial performance. Such operating losses have historically been funded by the parent company.  However, there can be no assurances that such funding by the parent will continue in light of, among other things, market weakness for BNA Subsidiaries, LLC's products and product lines. Thus, there can be no assurances that BNA Subsidiaries, LLC will continue in its current form and, consequently, BNA Subsidiaries, LLC is considering various additional restructuring alternatives.

As we face the task of continuing BNA’s success, external factors remain a major concern.  The economic environment has improved in general, but key markets, such as large law firms, will continue to restore spending at a slow pace.  In the second half of 2009, all of our primary markets stabilized, and in 2010, all are showing signs of recovery. Because of BNA’s subscription-based business model, market improvements are not immediately reflected in revenue.

A second significant factor affecting the business is the rapidly expanding expense related to BNA’s postretirement benefits obligations.  Management took a number of major steps in 2009 and in early 2010 to address this issue in a way that would continue to provide BNA’s current retirees with superior benefits without endangering BNA’s future success.  The beneficial effects of these changes have begun to be reflected in 2010’s financial performance.

Results of Operations

Segment Information (in thousands of dollars)
	12 Weeks Ended		24 Weeks Ended
	6/19/2010	6/20/2009	6/19/2010	6/20/2009
Revenues from external customers:
Publishing	$61,483	$63,868	$123,825	$127,068
Printing	5,145	5,011	9,915	10,572
Software	7,268	6,466	14,913	13,561

Total	$73,896	$75,345	$148,653	$151,201

Intersegment printing revenues	$2,334	$2,439	$4,492	$4,859

Intersegment software revenues	$564	$567	$1,124	$1,139

Operating Profit:
Publishing	$11,024	$8,091	$17,211	$14,175
Printing	(5)	136	(226)	364
Software	2,887	1,815	5,875	4,313

Total	$13,906	$10,042	$22,860	$18,852

Twenty-four weeks 2010 compared to twenty-four weeks 2009

Through the first half of 2010, consolidated revenues were down 1.7 percent.  Software segment revenues were up 9.1 percent, but printing segment revenues were down 6.6 percent and publishing segment revenues were down 2.6 percent. Consolidated operating expenses were down 5.0 percent, leading to a 21.3 percent increase in operating profit. Net income for the first half of 2010 was $15.0 million compared to $12.7 million in 2009, and earnings per share were $.57 in 2010 versus $.47 in 2009.

Publishing segment revenues were down $3.2 million, or 2.6 percent compared to the prior year.  BNA Parent and Tax Management (TM) subscription, training, and royalty revenues were up 1.1 percent in the first half of 2010. Subscription revenue was lower due to slower sales over the past year and due to the effect of one fewer calendar day in the first quarter (subscription revenue is recognized on a daily basis). However, training and third party online royalty revenues were up, leading to the increase. BNA Books, BNA International, and BNA Subsidiaries, LLC revenues were all down.   BNA Subsidiaries, LLC is being reorganized and has sold, discontinued, or transferred products and is expected to be a smaller company with less revenue in 2010. Beginning in 2010, certain Parent administrative expenses, primarily IT-related, are no longer being allocated and have resulted in a noticeable change in the makeup of reported operating expenses. However, in total, publishing operating expenses were down 5.6 percent due to lower staffing expenses, especially postretirement benefit plan expenses (see Note 6). Operating profit increased 21.4 percent, to $17.2 million.

Printing segment revenues were down 6.6 percent compared to 2009.  Commercial sales were down 6.2 percent due to lower print volumes, and intersegment revenues were down 7.6 percent.  Operating expenses were down 2.9 percent, reflecting aggressive steps taken to adjust expenses to lower revenues. The operating loss was $226,000 in the first half of 2010, compared to an operating profit of $364,000 in 2009.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 9.1 percent compared to 2009, while expenses were down 2.2 percent.  BNA Software revenues increased 10.5 percent in the first half of 2010, operating expenses (especially postretirement benefits) were down 1.9 percent, and operating profit was $4.2 million in 2010 compared to $2.9 million in the same period of 2009.  STF revenues were up 3.6 percent and operating expenses were down 3.7 percent, leading to an 11.8 percent increase in operating profit. The total software segment’s operating profit increased 36 percent to $5.9 million in 2010.

Investment income declined due to lower yields and lower gains on sales of securities.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected the after-tax change in the postretirement benefit obligation related to the change in benefits described in Note 6.

Twelve weeks 2010 compared to twelve weeks 2009

For the second quarter only, consolidated revenues decreased 1.9 percent from 2009.  Publishing segment revenues were down 3.7 percent, reflecting declines in all publishing businesses.  Software segment revenues were up 11.4 percent, reflecting higher revenues for both BNA Software and STF, while printing segment revenues were up 0.4 percent.  Operating expenses benefitted from lower postretirement benefit expenses, and were down 8.0 percent.  Operating profit was up 38 percent and net income was up 32 percent.  Earnings per share for the quarter were $.34 in 2010 and $.25 in 2009.

Outlook

As expected, revenues generated in the first half of 2010 trail last year as the effect of 2009’s weaker new sales and renewals affect current subscription revenue. Better new sales this year, along with rapidly improving renewals, will have a positive impact on core subscription revenue as the year progresses. Software segment revenues should remain strong. The printing market is still very challenging, but with the emergence of promising new customer types and entering the traditionally stronger second half of the year, that business should stabilize. Non-subscription information products, such as books, special reports, and conferences, will remain very sensitive to the economic condition of their target markets.

Changes made to the Company’s postretirement medical benefit plan, announced late in the first quarter of 2010, are having a very positive effect on expenses, and as a result, consolidated operating profit has improved over 2009. The effect of these changes should continue for the full year.

Financial Position

In the first half of 2010, customer cash receipts were up 3.0 percent and cash operating expenditures were down 3.9 percent, leading to $28.8 million in cash provided from operating activities, a 52 percent increase compared to the same period of 2009. Cash used in investing activities was $3.6 million. Purchase of the remaining Llesiant stock and other consideration netted to $0.5 million, net capital expenditures were $1.3 million, and net cash used in securities investments totaled $1.8 million. Cash used in financing activities netted to $16.8 million. Capital stock repurchases were $13.0 million, and receipts for sales of capital stock to employees totaled $4.7 million. Debt principal repayments amounted to $3.0 million and the Company paid cash dividends of $5.5 million.

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

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 19, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended June 19, 2010, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

March 28, 2010–April 24, 2010	172,149	$16.00
April 25, 2010–May 22, 2010	160,876	$16.00
May 23, 2010–June 19, 2010	137,187	$16.00

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bureau of National Affairs, Inc.
Registrant

July 28, 2010	s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

July 28, 2010	s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer