Form 10-Q
period 2010-09-11
BUREAU OF NATIONAL AFFAIRS INC
filed 2010-10-22
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2010	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 18, 2010 was 10,377,919 Class A common shares, 15,456,430 Class B common shares, and 6,450 Class C common shares.

PART I-FINANCIAL INFORMATION

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 36 WEEKS ENDED SEPTEMBER 11, 2010 and SEPTEMBER 12, 2009
(Unaudited)
(All dollars in thousands, except per share amounts)

	36 Weeks Ended
	September 11, 2010	September 12, 2009

OPERATING REVENUES	$222,037	$224,105

OPERATING EXPENSES:
Editorial, production, and distribution	108,156	121,605
Selling	29,941	36,284
General and administrative	47,331	39,392
Goodwill impairment	6,634	17,805

TOTAL OPERATING EXPENSES	192,062	215,086

OPERATING PROFIT	29,975	9,019

INVESTMENT INCOME	3,373	2,939
INTEREST EXPENSE	(1,281)	(1,893)

INCOME BEFORE INCOME TAXES	32,067	10,065
PROVISION FOR INCOME TAXES	15,407	3,309

NET INCOME	16,660	6,756

OTHER COMPREHENSIVE INCOME	64,514	8,244

COMPREHENSIVE INCOME	$81,174	$15,000

EARNINGS PER SHARE	$.64	$.25

WEIGHTED AVERAGE SHARES OUTSTANDING	25,927,671	27,002,477

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED SEPTEMBER 11, 2010 and SEPTEMBER 12, 2009
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	September 11, 2010	September 12, 2009

OPERATING REVENUES	$73,384	$72,904

OPERATING EXPENSES:
Editorial, production, and distribution	35,166	39,855
Selling	9,552	12,118
General and administrative	14,917	12,959
Goodwill impairment	6,634	17,805

TOTAL OPERATING EXPENSES	66,269	82,737

OPERATING PROFIT (LOSS)	7,115	(9,833)

INVESTMENT INCOME	1,769	960
INTEREST EXPENSE	(406)	(629)

INCOME (LOSS) BEFORE INCOME TAXES	8,478	(9,502)
PROVISION (BENEFIT) FOR INCOME TAXES	6,780	(3,581)

NET INCOME (LOSS)	1,698	(5,921)

OTHER COMPREHENSIVE (LOSS) INCOME	(386)	3,924

COMPREHENSIVE INCOME (LOSS)	$1,312	$(1,997)

EARNINGS (LOSS) PER SHARE	$.07	$(.22)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,679,050	26,528,919

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 11, 2010 and DECEMBER 31, 2009

(In thousands of dollars)

	(Unaudited)
	September 11,	December 31,
ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$34,504	$9,757
Short-term investments	19,554	14,445
Receivables (net of allowance for doubtful accounts of
$890 at September 11, 2010 and $1,556 at Dec. 31, 2009)	26,514	32,604
Inventories	2,306	2,935
Prepaid expenses	5,097	3,739
Deferred income taxes	5,424	5,652

Total current assets	93,399	69,132

MARKETABLE SECURITIES	93,648	95,305

PROPERTY AND EQUIPMENT:
Land	23,642	23,642
Building and improvements	96,060	95,939
Furniture, fixtures and equipment	47,148	46,734

	166,850	166,315
Less-Accumulated depreciation	55,519	51,279

Net property and equipment	111,331	115,036

DEFERRED INCOME TAXES	10,289	51,601

GOODWILL	37,100	44,962

INTANGIBLE AND OTHER ASSETS	10,545	7,231

INVESTMENT IN AFFLIATED COMPANY	---	4,163

Total assets	$356,312	$387,430

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 11, 2010 and DECEMBER 31, 2009

(In thousands of dollars)

	(Unaudited)
	September 11,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2010	2009

CURRENT LIABILITIES:
Current portion of long-term debt	$20,500	$10,500
Payables and accrued liabilities	11,732	16,906
Employee compensation and benefits payable	22,052	17,994
Income taxes payable	9,820	3,706
Dividends payable	5,943	---
Deferred revenues	131,596	125,378

Total current liabilities	201,643	174,484

LONG-TERM DEBT, less current portion	---	13,000

POSTRETIREMENT BENEFITS, less current portion	106,046	210,533

OTHER LIABILITIES	862	1,381

Total liabilities	308,551	399,398

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	50,072	47,511
Retained earnings	229,610	224,406
Treasury stock, at cost — 31,541,353 shares at
September 11, 2010 and 30,913,320 at Dec. 31, 2009	(290,299)	(277,749)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable securities	1,870	1,366
Foreign currency translation adjustment	(118)	(129)
Postretirement benefits adjustment	(541)	(64,540)

Total stockholders' equity (deficit)	47,761	(11,968)

Total liabilities and stockholders' equity (deficit)	$356,312	$387,430

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 36 WEEKS ENDED SEPTEMBER 11, 2010 and SEPTEMBER 12, 2009
(Unaudited)
(In thousands of dollars)

	36 Weeks Ended
	September 11, 2010	September 12, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,660	$6,756
Adjustments to reconcile net income to net
cash provided by operating activities—
Goodwill impairment	6,634	17,805
Depreciation and amortization	6,805	6,996
Deferred income taxes	(1,570)	(10,795)
Gain on sales of securities	(1,055)	(197)
Others	493	(128)
Changes in operating assets and liabilities—
Receivables	6,813	14,786
Deferred revenues	6,754	(11,397)
Payables and accrued liabilities	4,243	379
Postretirement benefits	3,267	4,394
Inventories	629	(387)
Other assets and liabilities—net	(1,762)	(440)

Net cash provided by operating activities	47,911	27,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	---	31
Acquisition of business (net of $56 cash acquired in 2010)	(565)	(3,200)
Purchase of property and equipment	(789)	(760)
Capitalized software	(1,558)	(1,118)
Acquisition of publishing assets	---	(917)
Investment securities sales and maturities	36,864	37,875
Investment securities purchases	(39,653)	(27,949)

Net cash (used in) provided by investing activities	(5,701)	3,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	5,816	5,855
Purchases of treasury stock	(14,766)	(23,796)
Payment of long-term debt	(3,000)	(3,000)
Dividends paid	(5,513)	(5,519)

Net cash used in financing activities	(17,463)	(26,460)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,747	5,274

CASH AND CASH EQUIVALENTS, beginning of period	9,757	11,139

CASH AND CASH EQUIVALENTS, end of period	$34,504	$16,413

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,296	$2,028
Income taxes paid	10,858	9,364

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
September 11, 2010
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

The Company has evaluated subsequent events after the balance sheet date through the date the financial statements were issued and did not note any events other than those disclosed in Note 2 that would require disclosure.

NOTE 2: Subsequent Event
On September 23, 2010, BNA Subsidiaries, LLC (“Subsidiaries”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”).  Subsidiaries was formed in 2008 by the merger and reorganization of the former Kennedy Information, Inc. and Institute of Management and Administration, Inc (IOMA).  Subsidiaries has been particularly hard hit by the recession that began in 2008, including two staples of its business, newsletters and webinars, which saw precipitous drops in revenue, participants and subscriber counts, and operating losses.  Despite aggressive restructuring efforts, Subsidiaries continued to suffer losses and incur expenses that were beyond its ability to self fund.  Such operating losses and expenses were historically funded by BNA; however, BNA informed Subsidiaries that it was no longer willing to fund Subsidiaries’ losses on an unsecured basis.  As a result, Subsidiaries decided to continue the reorganization by voluntarily filing for relief under Chapter 11 of the Bankruptcy Code  and, in connection therewith, BNA offered and Subsidiaries accepted Debtor-in-Possession (DIP) financing after trying to secure borrowings on more favorable terms from other lenders.

Under the Bankruptcy Code order approving the DIP financing provided to Subsidiaries by BNA, BNA’s loan is secured by a first priority lien.  Subsidiaries intends to submit to the Bankruptcy Court a plan of reorganization that will allow it to emerge from bankruptcy and continue as a viable going concern.  As part of that plan of reorganization, Subsidiaries will restructure its debts and pre-petition obligations in an effort to emerge as a viable company.  In that regard, it is presently expected that BNA will not receive any value on account of its present equity interest in Subsidiaries.  There is however, no assurance that a plan of reorganization will be approved by the Bankruptcy Court or that Subsidiaries will be able to emerge from the Bankruptcy case.  In the event that Subsidiaries does not reorganize and liquidates its businesses and assets, the first liens that secure the DIP financing would entitle BNA to receive payment, after certain court, legal and other fees incurred as part of the Bankruptcy cases, but before all the other creditors of Subsidiaries.

In light of the current situation, BNA has determined that the remaining goodwill on its books relating to BNA Subsidiaries, LLC can no longer be supported and is therefore taking a write-down of the goodwill to zero.  This will amount to a non-cash charge of $6,634,000 in the third quarter (see Note 7).

NOTE 3: Acquisition

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

NOTE 4: Revenues and Deferred Revenues

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

Deferred revenues at the end of the third quarter of 2010 consisted of $113.7 million of deferred subscription revenues and $17.9 million of deferred software revenues.  Deferred revenues at the end of 2009 consisted of $109.1 million of deferred subscription revenues and $16.3 million of deferred software revenues.

NOTE 5: Inventories

Inventories consisted of the following (in thousands of dollars):

	September 11, 2010	December 31, 2009
Materials and supplies	$1,129	$1,511
Work in process	434	476
Finished goods	743	948

Total	$2,306	$2,935

NOTE 6: Intangible and Other Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	September 11, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$29,930	$(21,606)	$26,319	$(21,247)
Customer Lists	6,136	(5,232)	6,182	(5,017)
Copyrights	9,145	(9,007)	9,145	(8,374)
Other	209	(137)	214	(123)

Total	$45,420	$(35,982)	$41,860	$(34,761)

Amortization expense for the above assets was $2,272,000and $2,270,000, respectively, in the first three quarters of 2010 and 2009.  During the first three quarters of 2010, gross intangible and other amortizable assets of $4,641,000 were added and $1,081,000 were written down.  Other assets (non-amortizable) amounted to $1,107,000 and $132,000 at September 11, 2010 and December 31, 2009, respectively.

NOTE 7: Goodwill

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

Due to the filing under Chapter 11 by BNA Subsidiaries, LLC (see Note 2), the Company performed an interim test as of September 11, 2010.  The carrying value of a publishing segment reporting unit, the IOMA division of BNA Subsidiaries, LLC, was found to be less than its fair value.  As a result, a goodwill impairment expense of $6,634,000 was recorded for the third quarter of 2010.

Goodwill assigned to the reportable segments and the changes in the carrying amount of goodwill for the first three quarters of 2010 are as follows (in thousands of dollars):
	Publishing	Printing	Software	Total

Balance, January 1, 2010	$21,594	$917	$22,451	$44,962
Impairment loss	(6,634)	---	---	(6,634)
Goodwill acquired during year	1,079	---	---	1,079
Goodwill written off related to sale of
publications	(2,307)	---	---	(2,307)

Balance, September 11, 2010	$13,732	$917	$22,451	$37,100

NOTE 8: Employee Benefit Plans
The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees.  The net periodic benefit expense is based on estimated values provided by third party actuaries.

The components of net periodic benefit expense were as follows (in thousands of dollars):
	12 Weeks Ended		36 Weeks Ended
	09/11/10	09/12/09	09/11/10	09/12/09
Pension Benefits:
Service cost	$1,915	$1,854	$5,744	$5,562
Interest cost	3,136	3,020	9,407	9,060
Expected return on plan assets	(3,651)	(3,062)	(10,961)	(9,187)
Amortization of prior service cost
and net actuarial loss	736	1,164	2,209	3,492

Total	$2,136	$2,976	$6,399	$8,927

Other Postretirement Benefits:
Service cost	$584	$1,493	$2,569	$4,479
Interest cost	1,041	2,533	4,323	7,598
Expected return on plan assets	(307)	(323)	(933)	(968)
Amortization of prior service cost
and net actuarial loss	(2,022)	938	(3,899)	2,816

Total	$(704)	$4,641	$2,060	$13,925

Pension plan contributions were $15 million in 2009 and $2 million in 2010, contributed during the first three quarters of each year.

During the first quarter, the Company substantially changed the postretirement health benefits for   Medicare-eligible retirees of the Parent, from providing self-insured health care benefits to providing a fixed annual stipend to be used to offset health insurance purchased by the retiree.  The change was substantial enough to require a remeasurement of the obligation, and resulted in a $109 million reduction in the postretirement benefit obligation, a $65 million increase to accumulated other comprehensive income and a $44 million decrease in deferred income taxes.  Other postretirement benefit expense will be substantially lower for the remainder of 2010 and for future years.

NOTE 9: Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
September 11, 2010
Publishing (a)	$62,026	$	---	$62,026	$5,028
Printing	6,595		2,088	4,507	(362)
Software	7,408		557	6,851	2,449

Total	$76,029		$2,645	$73,384	$7,115

September 12, 2009
Publishing (b)	$62,248	$	---	$62,248	$(11,257)
Printing	6,762		2,437	4,325	(87)
Software	6,906		575	6,331	1,511

Total	$75,916		$3,012	$72,904	$(9,833)

36 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
September 11, 2010
Publishing (a)	$185,851	$	---	$185,851	$22,239
Printing	21,002		6,580	14,422	(588)
Software	23,445		1,681	21,764	8,324

Total	$230,298		$8,261	$222,037	$29,975

September 12, 2009
Publishing (b)	$189,316	$	---	$189,316	$2,918
Printing	22,193		7,296	14,897	277
Software	21,606		1,714	19,892	5,824

Total	$233,115		$9,010	$224,105	$9,019

(a) Operating profit includes a goodwill impairment of $6,634.
(b) Operating profit includes a goodwill impairment of $17,805.

NOTE 10: Stockholders' Equity (Deficit)

There is no established public trading market for any of BNA's three classes of common stock.  However, employees may purchase the Company’s Class A common stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the “Plans”).  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  In 2010, dividends of $.23 per share were declared in September and $.21 per share were declared in March.  In 2009, dividends of $.21 per share were declared in September and $.20 per share were declared in March.

Treasury stock as of September 11, 2010 and December 31, 2009, respectively, consisted of: Class A, 19,814,966 and 19,270,041 shares; Class B, 9,201,157 and 9,118,049 shares; and Class C, 2,525,230 and 2,525,230 shares.  As of September 11, 2010, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $3.0 million as of September 11, 2010 is known or expected to be tendered during the next twelve months.  The actual amount likely will be higher.

NOTE 11: Commitments, Contingencies, and Related-Party Transactions

In July 2010, the Company signed a contractual agreement to sell its Rockville, Maryland subscriber relations facility for $18-$19 million to a local developer.  The pretax gain on the sale is projected to be approximately $16 million after closing and related costs.  The transaction is expected to be completed no later than early 2012.  Most of the employees at the facility are being relocated in November 2010 to 32,000 square feet of leased office space in Bethesda, Maryland.  The Company signed a ten-year lease for that space in July 2010 for approximately $1 million per year.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $1,304,000 in the third quarter of 2010 and $1,320,000 in the third quarter of 2009 and $3,983,000 and $4,007,000 in the first three quarters of 2010 and 2009, respectively.

NOTE 12: Fair Value Measurements

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

Financial assets carried at fair value measured on a recurring basis as of September 11, 2010 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 09/11/10 Using Fair Value Hierarchy			Fair Value as of
	09/11/10	Level 1	Level 2	Level 3	09/11/10
Cash and cash equivalents	$34,504	$34,504	---	---	$34,504
Short-term investments	19,554	19,554	---	---	19,554
Marketable securities	93,648	93,648	---	---	93,648

Total	$147,706	$147,706	---	---	$147,706

Financial assets carried at fair value measured on a recurring basis as of December 31, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 12/31/09 Using Fair Value Hierarchy			Fair Value as of
	12/31/09	Level 1	Level 2	Level 3	12/31/09
Cash and cash equivalents	$9,757	$9,757	---	---	$9,757
Short-term investments	14,445	14,445	---	---	14,445
Marketable securities	95,305	95,305	---	---	95,305

Total	$119,507	$119,507	---	---	$119,507

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company chose not to elect the fair value option as prescribed by ASC 820 (formerly FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115) for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.  At the end of the third quarter, long-term debt with a carrying value of $20,500,000 had a fair value of $21,147,205.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

Assets carried at fair value measured on a nonrecurring basis as of September 11, 2010 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of		Fair Value Measures at 09/11/10 Using Fair Value Hierarchy			Total Gains
	09/11/10		Level 1	Level 2	Level 3	(Losses)
Goodwill	$	---	---	---	---	$(6,634)

Total	$	---	---	---	---	$(6,634)

Assets carried at fair value measured on a nonrecurring basis as of December 31, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of		Fair Value Measures at 12/31/09 Using Fair Value Hierarchy			Total Gains
	12/31/09		Level 1	Level 2	Level 3	(Losses)
Goodwill	$	---	---	---	---	$(17,805)

Total	$	---	---	---	---	$(17,805)

In accordance with Accounting Standards Codification 350-20, Goodwill (ASC 350-20, formerly FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), at the end of the tird quarter, goodwill with a carrying value of $6,634,000 was written down to its implied fair value of $0, resulting in an impairment charge of $6,634,000, which was included in earnings for the period.  See Note 7.

NOTE 13: Investments

Proceeds from the sales and maturities of securities for the first three quarters of 2010 were $36,864,000.  Gross realized gains and (losses) from these sales were $1,063,000 and $(8,000).  For the third quarter of 2010 only, proceeds from the sales and maturities of securities were $18,302,000 and gross realized gains and (losses) from these sales were $972,000 and $(8,000).  Proceeds from the sales and maturities of securities for the first three quarters of 2009 were $37,875,000.  Gross realized gains and (losses) from these sales were $399,000 and $(202,000).  For the third quarter of 2009 only, proceeds from the sales and maturities of securities were $6,865,000 and gross realized gains and (losses) from these sales were $87,000 and $(19,000).  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 11, 2010	Cost	Gains	Losses	Value

Equity securities	$19,474	$215	$(1,049)	$18,640
Municipal bonds	89,006	3,729	(54)	92,681
Corporate debt	1,845	36	---	1,881

Total	$110,325	$3,980	$(1,103)	$113,202

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Equity securities	$18,122	$430	$(1,498)	$17,054
Municipal bonds	88,150	3,237	(102)	91,285
Corporate debt	1,376	35	---	1,411

Total	$107,648	$3,702	$(1,600)	$109,750

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position ( in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
September 11, 2010	Value	12 months	12 Months

Equity securities	$11,131	$(1)	$(1,048)
Municipal bonds	1,209	---	(54)

Total	$12,340	$(1)	$(1,102)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2009	Value	12 months	12 Months

Equity securities	$14,582	$ ---	$(1,498)
Municipal bonds	4,270	(5)	(97)

Total	$18,852	$(5)	$(1,595)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired in 2009. The write downs amounted to $50,000 in the first three quarters of 2009 and are included in investment income in the consolidated statements of income.  At September 11, 2010, 10 securities had an aggregated unrealized loss of 8.2 percent from their amortized cost.  At December 31, 2009, 17 securities had an aggregated unrealized loss of 7.8 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

..

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of September 11, 2010 were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$19,474	$19,797
One through five years	16,110	16,974
Five through ten years	12,517	13,405
Over ten years	41,144	42,748
No fixed maturity date	1,606	1,638

Total	$90,851	$94,562

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

Electronic products now make up 74 percent of the legal and regulatory subscription base. Their migration to a next-generation web platform is now complete. Having all BNA products on one robust platform creates the opportunity to create new bundled products, sell into new markets, and enhance existing product offerings with tools and applications that will attract new customers and better retain existing ones. In addition, subsidiary company products are being moved to the next generation web platform improving corporate-wide efficiency and increasing our flexibility to combine and customize product offerings for new or more specialized markets.

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

Using all of BNA’s new capabilities, the Company has successfully launched the first of a series of “next generation” web libraries for the legal market. These comprehensive “Resource Centers” focus on specific substantive practice areas and provide subject matter experts with a one-stop resource that includes all the primary and secondary information, news, analysis, and tools needed to serve their clients.

The Labor and Employment Law Resource Center was launched August, 2010. The product features a more convenient, user-friendly format and integrates legal news products with existing Labor and Employment Law Library research tools. Customers can now search across all relevant databases, including: case law, with headnotes and classification outline searching; law, regulations and agency documents; editorial analysis, BNA treatises, and practice tools; and industry-leading news services, including BNA’s Daily Labor Report.

The Intellectual Property Law Resource Center was launched September, 2010. Utilizing the same design and functionality as the other resource centers, this product integrates the Intellectual Property Library with BNA’s flagship Patent, Trademark & Copyright Journal, and the World Intellectual Property Report. The easy-to-use Resource Center organizes its contents into four unique practice areas: Patent Law, Copyright Law, Trademark & Unfair Trade Practice Law, and Judicial Practice and Procedure. Additional Resource Centers in additional legal practice areas are slated to launch through 2011.

In the tax area, BNA’s new Premier State Tax Library was launched September, 2010. The library includes new practitioner-written analysis, a state tax research digest, and enhanced practice tools, including chart builders, a new monitor, and a rate finder.

In an effort to leverage BNA’s strong tax brands, the Company has expanded its presence in the tax training business.  In 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the Company’s growing portfolio of services for the international tax market.  In mid-2009, BNA acquired the assets of the Council for International Tax Education, Inc. (CITE) and the Alliance for Tax, Legal, and Accounting Seminars (ATLAS), both based in White Plains, New York.  The firms (now combined and branded as BNA CITE) are leaders in the creation and delivery of international tax education for multinational companies, offering live instruction courses for legal and tax professionals and financial executives.

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

The economic downturn that began in the second half of 2008 had a disproportionately negative effect on several of BNA Subsidiaries, LLC’s IOMA and Kennedy brand product lines.  Markets for information and meetings for corporate recruiters, and publications of all types aimed at functional departments in corporations, were particularly depressed. Consequently, BNA Subsidiaries, LLC's management began conducting a comprehensive review of its business operations and strategic alternatives, and in 2009, BNA Subsidiaries, LLC adopted and began to implement a strategic restructuring plan.  As part of this plan, BNA Subsidiaries, LLC has discontinued, transferred or sold several products and product lines in an effort to create a more focused and profitable company that serves vertical industry markets with high quality information services. Furthermore, BNA Subsidiaries, LLC made numerous facility and employment changes in New Hampshire and New Jersey, as a result of which, most of BNA Subsidiaries, LLC’s operating functions will be consolidated in New Hampshire during 2010. Notwithstanding the implementation of the strategic restructuring plan, BNA Subsidiaries, LLC continues to experience financial losses and continues to incur expenses that are beyond its ability to self fund. Such operating losses have historically been funded by the parent company.  After the parent company informed BNA Subsidiaries, LLC that it was no longer willing to continue to fund BNA Subsidiaries, LLC operations with unsecured loans, the BNA Subsidiaries, LLC Board of Directors decided to continue the reorganization by voluntarily filing for relief under Chapter 11 of the Bankruptcy Code.  BNA Subsidiaries, LLC expects to file a plan of reorganization, supported by the parent company, in the fourth quarter of 2010. In the third quarter of 2010, the Company recognized a goodwill impairment loss, as discussed in Note 7.

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

.

Results of Operations

Segment Information (in thousands of dollars)
	12 Weeks Ended		36 Weeks Ended
	9/11/2010 (a)	9/12/2009 (b)	9/11/2010 (a)	9/12/2009 (b)
Revenues from external customers:
Publishing	$62,026	$62,248	$185,851	$189,316
Printing	4,507	4,325	14,422	14,897
Software	6,851	6,331	21,764	19,892

Total	$73,384	$72,904	$222,037	$224,105

Intersegment printing revenues	$2,088	$2,437	$6,580	$7,296

Intersegment software revenues	$557	$575	$1,681	$1,714

Operating Profit:
Publishing	$5,028	$(11,257)	$22,239	$2,918
Printing	(362)	(87)	(588)	277
Software	2,449	1,511	8,324	5,824

Total	$7,115	$(9,833)	$29,975	$9,019

(a) Publishing operating profit includes a goodwill impairment of $6,634.
(b) Publishing operating profit includes a goodwill impairment of $17,805.

Thirty-six weeks 2010 compared to thirty-six weeks 2009

BNA parent and Tax Management revenues are ahead of last year at the end of the third quarter, but that, along with growth in the software segment, was not enough to overcome revenue declines in other businesses.  As a result, consolidated revenue still trails last year.  Profits, however, remain well ahead of 2009.

For the first three quarters of 2010, consolidated revenues were $222.0 million, down 0.9 percent compared to 2009. Software segment revenues were up 8.5 percent, but publishing and printing segment revenues were both down. Consolidated operating expenses were down 10.8 percent compared to 2009 mainly due to lower postretirement benefit expenses and to a lower goodwill impairment expense.  Net income was $16.7 million in 2010 compared to $6.8 million in 2009, and earnings per share were $.64 in 2010 versus $.25 in 2009.

Publishing segment revenues were down $3.5 million, or 1.8 percent compared to the prior year.  BNA Parent and Tax Management subscription, training, and royalty revenues were up 2.4 percent in the first three quarters of 2010. Subscription revenue is improving, but was lower due to slower sales over the past year and due to the effect of one fewer calendar day in the first quarter (subscription revenue is recognized on a daily basis). Training and third party online royalty revenues were up, leading to the increase. BNA Books, BNA International, and BNA Subsidiaries, LLC revenues were all down. Beginning in 2010, certain Parent administrative expenses, primarily IT-related, are no longer being allocated and have resulted in a noticeable change in the makeup of reported operating expenses. However, in total, publishing operating expenses were down 12.3 percent due to lower staffing expenses, especially postretirement benefit plan expenses (see Note 8), and lower goodwill impairment expense ($6.6 million versus $17.8 million, respectively for 2010 and 2009). Operating profit increased to $22.2 million, from $2.9 million in 2009.

Adverse business conditions resulting from the economic downturn has disproportionately impacted BNA Subsidiaries, LLC, leading to negative cash flows that are expected to continue. After the quarter ended, BNA Subsidiaries, LLC filed for relief under Chapter 11 of the Bankruptcy Code. Related to the filing, the remaining goodwill was tested and determined to be impaired, resulting in its writedown.

Printing segment revenues were down 5.4 percent compared to 2009.  Commercial sales were down 3.2 percent due to lower print volumes, and intersegment revenues were down 9.8 percent.  Operating expenses were down 1.5 percent, reflecting aggressive steps taken to adjust expenses to lower revenues. The operating loss was $0.6 million in the first three quarters of 2010, compared to an operating profit of $0.3 million in 2009

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 8.5 percent compared to 2009, while expenses were down 4.2 percent.  BNA Software revenues increased 10.1 percent in the first three quarters of 2010, operating expenses (especially postretirement benefits) were down 4.1 percent, and operating profit was $6.2 million in 2010 compared to $3.9 million in the same period of 2009.  STF revenues were up 1.6 percent and operating expenses were down 4.5 percent, leading to a 9.0 percent increase in operating profit. The total software segment’s operating profit increased 43 percent to $8.3 million in 2010.

Investment income increased, reflecting higher gains on sales of securities but lower yields.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected a higher unrealized holding gain in 2010 and the after-tax change in the postretirement benefit obligation related to the change in benefits as described in Note 8.

Twelve weeks 2010 compared to twelve weeks 2009

For the third quarter only, consolidated revenues increased 0.7 percent.  Publishing segment revenues were down 0.4 percent, reflecting improvements for BNA and TM, but declines for the other publishing businesses. Software segment revenues were up 7.3 percent, reflecting higher revenues for BNA Software, while printing segment revenues were down 2.5 percent.  Operating expenses benefited from lower postretirement benefit expenses and a lower goodwill impairment writeoff and in total were down 20.0 percent. The Company recorded an operating profit of $7.1 million in the third quarter of 2010 compared to a $9.8 million operating loss in 2009. Earnings (loss) per share for the quarter were $.07 in 2010 and $(.22) in 2009.

Outlook

Better new sales and renewals for BNA and Tax Management subscription services are beginning to be reflected in revenue improvements, and that trend is expected to continue through the fourth quarter.  Software segment performance should also remain strong.  Non-subscription products, such as books, special reports and conferences, remain weak, and printing, while disappointing, seems to have stabilized.  Markets are still challenging, but slow improvement is expected.

Profit comparisons are very favorable compared to last year and will continue to be as far as the beneficial effect of changes made early in the year to the Company’s postretirement benefits and improving revenue trends are reflected in results.

Financial Position
Cash operating expenditures were down 5.8 percent, but customer cash receipts were up 3.8 percent, leading cash provided from operating activities to increase 73 percent in the first three quarters of 2010 to $47.9 million. Cash used in investing activities was $5.7 million. Purchase of other long-term investments amounted to $0.6 million, net capital expenditures were $2.3 million, and net cash used for securities investments totaled $2.8 million. Cash used in financing activities netted to $17.5 million. Capital stock repurchases were $14.8 million, and receipts for sales of capital stock to employees totaled $5.8 million. Debt principal repayments amounted to $3.0 million and the Company paid cash dividends of $5.5 million.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities  Exchange Act  of 1934).    Based  on this evaluation, the CEO and CFO have found such controls to be effective as of September 11, 2010 to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 11, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended September 11, 2010, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

June 20, 2010-July 17, 2010	32,462	$16.00
July 18, 2010-August 14, 2010	49,274	$16.00
August 15, 2010-September 11, 2010	28,573	$16.00

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bureau of National Affairs, Inc.
Registrant

October 22, 2010	s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

October 22, 2010	s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer