Form 10-K
period 2010-12-31
BUREAU OF NATIONAL AFFAIRS INC
filed 2011-03-24
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

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

As of June 19, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the Company’s common stock was not listed on any exchange or over-the-counter market. The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 2011 was 10,030,239 Class A common shares, 15,291,110 Class B common shares, and 6,450 Class C common shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement, to be filed with the SEC on or about  March 25, 2010, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General Development of Business and Narrative Description of Business

Business of BNA and Subsidiary Companies

The Bureau of National Affairs, Inc. (BNA or “the Company"), is a leading publisher of legal and regulatory information. BNA was founded in 1929, and was incorporated in its present form as an employee-owned company in 1946.  BNA is independent, for profit, and is the oldest fully employee-owned company in the United States.

BNA operates in the publishing, printing, and software industries. Publishing is composed of two segments: Legal, Tax, & Regulatory (LTR) and Specialized Business (SB).  Both the LTR and SB publishing operations consist of the production and marketing of information products in print and electronic form. Printing operations consist of printing services to internal and commercial customers. Software operations consist of the production and marketing of software programs and interactive electronic forms.

BNA and its LTR publishing subsidiary company, Tax Management Inc., provide legal, tax, and regulatory information in labor, economic, tax, health care, environment and safety, and other markets to business, professional, and academic users. They prepare, publish, and market subscription information products in print, compact disc, and online formats, books, conferences, and professional training.

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

BNA Subsidiaries, LLC, BNA’s specialized business publishing subsidiary company, produces and sells general business advisory information, market research, and pricing information for the consultant, medical laboratory, and agricultural industries.

BNA Software, a division of Tax Management Inc., develops and markets income tax, tax planning, and fixed asset management software.  Sales are made to accountants, lawyers, tax professionals, corporations, government agencies, and others.  The products are marketed through numerous channels including direct mail, e-mail, the web, and space advertising, and  sold through the division’s dedicated sales representatives, sales representatives of BNA, and approved resellers.  STF Services Corporation (STF), a subsidiary company, converts government-approved forms into interactive electronic forms that are marketed directly to end users through BNA Software and licensed to publishers, including BNA and Tax Management, for resale.

 Continued

The McArdle Printing Co., Inc. (McArdle), provides printing services to mid-Atlantic area customers. Its customers include publishers, trade associations, educational institutions, non-profit organizations, financial institutions, and governmental organizations.  Approximately 28 percent of its business is derived from the BNA publishing companies.

Publishing of legal, tax, and regulatory information and specialized business information is very competitive. Some of the Company’s publishing competitors are much larger and have greater resources. The internet provides ready access to business information made available by direct and indirect commercial competitors and government agencies. The Company produces value-added information and competes on the basis of quality, uniqueness, comprehensiveness, timeliness, product line breadth, brand reputation, variety of format offerings, price, and customer service.

BNA Software competes with a number of tax compliance and planning and fixed asset management software providers.  STF competes with the leading tax research publishers, tax compliance software vendors, and government agencies.  Both software entities compete on the basis of product features and functions, quality and reliability, timeliness of product updates, ease of use, brand recognition, customer support, and price.

McArdle competes with a number of commercial and financial printers for 72 percent of its business. McArdle competes on the basis of the breadth of its print capabilities and related services, price, and customer service.

The Company’s financial reporting is based on thirteen four-week periods. Operating results are not overly influenced by seasonality, but quarterly results are typically much stronger in the fourth quarter because three periods are in each of the first three fiscal quarters and four periods are in the fourth fiscal quarter.

The number of employees of BNA and its subsidiary companies was 1,506 on December 31, 2010.  Approximately 864 of our employees are subject to collective bargaining agreements.  We believe our relations with our employees are good.  As of December 31, 2010, 130 of the Company’s McArdle Printing Co., Inc. employees were covered by two collective bargaining agreements that will expire in  2011, one on March 10 (covering approximately 90 employees), the other on April 30, 2011 (covering the remainder).  Contract negotiations are ongoing and no interruption of our business is expected.  A collective bargaining agreement is in place at the Parent that will expire in 2013.  BNA stock may be purchased only by active employees and may be held only by employees and retirees or by their heirs.  Form 10-K annual reports and proxy statements filed with the Securities and Exchange Commission (SEC) are available to the general public on BNA’s corporate website, www.bna.com.  The Company provides paper copies of filings to stockholders upon request, free of charge.

Descriptions of the parent and subsidiary companies’ operations follow.

Legal, Tax, & Regulatory Publishing Segment

Parent Company
BNA’s Legal and Business Publishing Group launched a series of new practice area platforms for its law firm and corporate markets. These new “Resource Centers” are an evolution of BNA’s practice area libraries, linking and integrating for the first time all of the news and reference content available for each of its core verticals in an intuitive and attractive interface. Resource Centers offer efficiencies such as topical searching of vertical content for end users, and cross searching of all products subscribed to by a customer.

The first such Center, Labor & Employment Law Resource Center, was launched on August 30, 2010, followed one month later by the Intellectual Property Law Resource Center.  In December 2010, the Telecommunications Law Resource Center was released. The latter Resource Center was a result of the integration of Pike & Fischer products from BNA Subsidiaries, LLC, into the parent company, a major 2010 effort.

A number of additional Resource Centers are currently in development, with Internet Law and Healthcare Law Resource Centers scheduled for launch in the first half of 2011. The rolling out of new Resource Centers will continue through 2011 and 2012, until all of our core practice areas have been incorporated into this new model. Efforts are already underway to provide new enhancements to each Center.

Legal and Business Publishing also launched a new feature, BNA Insights, which has reaffirmed “thought leadership” as a core attribute of BNA’s brand. Written by outside practitioners, BNA Insights provide expert analysis on issues central to the everyday practice of our customers, and are regularly featured in almost all of our news products and Resource Centers. BNA Video Insights, also contributed by leading outside experts, are exclusively found on BNA’s Resource Centers.

The new healthcare law resulted in an opportunity to relaunch and rename our existing Health Plan & Provider Report as the web-only Health Insurance Report. The relaunched product expanded coverage to include more articles on health insurance regulation at the federal and state level as well as continuing its traditional coverage of legal, regulatory, and industry developments affecting managed care and health insurance companies.

For the Human Resources & Payroll Publishing Group, 2010 was highlighted by improvements in each of our critical financial metrics: revenue, renewal factor, new sales, and contribution margin and by the integration of IOMA’s Human Resources and Payroll product lines from BNA Subsidiaries, LLC, into the parent.

Due to the size and scope of the project, the migration of the IOMA product lines was the focus of the first half of the year.  It was a huge undertaking, involving six newsletters, a print reference service, 15 annual surveys/reports, and 60 webinars, and requiring the efforts of a large number of BNA employees across the company.

In the fall, HRPD staged its first-ever live event, also under the IOMA brand, which was deemed a success by both attendees and presenters alike. The “2011 Compensation Strategies Conference” was held at the National Press Club in September 2010. Based on this experience, a more extensive program of at least three events is planned for 2011, promoted under the BNA brand.

After completion of the IOMA migration, the focus of developmental efforts then moved to HR Resource Center, which consolidates our three Library products and three Decision Support Network products, along with Human Resources Report, into a single, integrated website. This gives subscribers a true, one-stop shop for all of their payroll and human resources needs, including a single search to find content across all of their HRPD products.  It was introduced at the National Sales Meeting in March 2011.

Finally, the development of workflow solution tools, both as stand-alone products and additions to existing ones, was a top priority. State Chart Builder, which allows subscribers to build custom charts utilizing user-selected criteria, was launched in November 2010 as part of Payroll Library and Payroll Decision Support Network.  It will also become available on the other Libraries and Decision Support Networks when HR Resource Center is launched. In addition, HR Strategic Plan Builder is in the final testing phases, currently being shown to a select group of customers, as it is readied for launch in Spring. This is an innovative software tool which enables users to assess, formulate, and prioritize strategic goals and create an actionable strategic plan for HR departments.

2010 was a turnaround year for the Environment, Health & Safety Publishing Group (EHS). EHS improved its contribution margin by a substantial amount over 2009. Further, there were substantial increases in revenue, new sales, and renewal factor over the previous year. Coupled with a significant number of new product launches in 2010, and more scheduled for the upcoming year, the outlook for the future is very positive as the division looks forward to continuing this momentum throughout 2011 and beyond.

EHS RegTracker, an innovative workflow solution tool that allows subscribers to review, track, and collaborate with colleagues on regulatory developments and obligations, was launched in October 2010. This product has been positively received by both the market and sales team, with a number of new contracts signed recently. This product signifies an important, strategic evolution in our product offerings, as RegTracker leverages technology to enrich and add value to our high-quality content.

BNA Global Auditor debuted in May 2010; this is an international version of BNA Auditor, which has been one of our top-selling products over the past two years. It is a health and safety compliance auditing tool that combines regularly updated international content from over 100 jurisdictions with concise, expert guidance and ease of use.

Modeled after the successful Decision Support Network (DSN) line of HR products, the division launched EHS Decision Support Network in July 2010. It is the first DSN product built on BNA’s web platform, allowing it to be seamlessly integrated into Environment & Safety Library. It includes two live webinars each month, along with an extensive back catalog of past webinars available for download, custom research answers, white papers, and special reports such as the EHS Benchmarks Report.

Finally, there is ongoing development work on a number of new product offerings and enhancements that will be introduced in 2011.

BNA Books
BNA Books built on its reputation as the preeminent treatise publisher in the industry with 66 titles published in 2010, including supplements to main volumes, new editions, and new titles. The division’s revenues and contribution margin showed significant improvements over 2009.

Tax Management Services (TM)
Tax Management Services produced record revenue and operating profit in 2010.  And, for the fifth year in a row, TM improved its already healthy operating margin.  Revenue was boosted by both improved retention of existing subscription customers and by increased sales to new customers, as well as new revenue streams from training and content licensing.

In 2010, product offerings for state and international taxation were both significantly improved.  State content was enhanced with a major addition of sales and use tax coverage.  BNA now offers two product versions:  the Core State Tax Library (the legacy product) and a new, higher value Premier State Tax Library (Core, plus new sales and use content).

Similarly, international tax content from both TM Services and BNA International were reconfigured and integrated on BNA’s web platform as a Core International Tax Library and Premier International Tax Library. These Libraries are generating sales to new subscribers as well as encouraging standalone-product subscribers to upgrade to an integrated suite of publications and tools.

Training revenue grew from both distance-learning webinars and live, in-person events.  The live training business has been particularly affected by constrained corporate travel and training budgets, but over the course of 2010, the market improved. Attendees per event, and revenue per attendee, both climbed as the year progressed.

BNA International Inc. (BNAI)
BNA International continued to enhance, expand, and broaden its tax product line in 2010, culminating in the launch in May of the new International Tax Centre on BNA’s web platform.   BNAI’s revamped and updated tax product line met with early market success, sparking a nearly 50 percent increase in new sales in 2010.  Focus in the latter half of 2010 turned to BNAI’s legal products, with the goal of recreating that success in BNAI’s other major product lines.

The revenue generated by the new tax products was not able to match the revenue decline from BNAI’s older, legacy products, especially in the first part of the year, and revenue was down from 2009.  At the same time, investment in product development resulted in higher costs and led to a small operating loss for the year.

With a new product development program that is bearing fruit, more focused sales resources, and a tightened cost structure, the company expects to return to profitability in 2011.

BNA Washington Inc. (BNAW)
BNA Washington Inc., BNA’s real estate subsidiary, had a busy – and successful – 2010.  While the extreme weather early in the year was a challenge, both the Arlington and Rockville facilities were open and operating throughout the back-to-back heavy snowstorms early in 2010. And, with stepped-up energy conservation measures, utility consumption was reduced and expenses were lowered for the year.  Building operating expenses were almost 5 percent below the 2009 level.

Early in 2010, BNAW completed a comprehensive evaluation of the Rockville facility and developed a budget for renovating the facility to meet BNA’s needs for the next five to 10 years.  Working with key managers, long-term office and storage space needs were mapped.  It was determined that BNA could operate more efficiently with less space. In late May, BNAW completed negotiations for a long-term lease at 3 Bethesda Metro Center, a prime location with direct Metro access.

BNAW also worked with the Montgomery County Council to develop a new land-use master plan for the region containing the Rockville facility. As a result, the Rockville property was re-zoned to a higher density mixed-use designation that significantly increased its value.  BNA then contracted to sell the property to a developer, realizing the improved value of the land. The sale is expected to close no later than the first quarter of 2012.

Llesiant Corporation
BNA subsidiary Llesiant spent all of 2010 working on a new version of BNA Convergence, a business intelligence tool that uses proprietary taxonomies to aggregate and filter real-time news. The new version, which represents a major leap forward in ease of use, will greatly strengthen BNA Convergence’s position in the news aggregation market.

Specialized Business Publishing Segment

BNA Subsidiaries, LLC
BNA Subsidiaries, LLC, the company formed when Kennedy Information and IOMA were merged in 2009, is gradually emerging from a very difficult period of weak performance and intensive restructuring. In September 2010, the company voluntarily entered a Chapter 11 bankruptcy process in order to complete the restructuring, improve its balance sheet, and resolve outstanding liabilities.  The bankruptcy has gone as expected and the company is on track to emerge from the process at the end of the first quarter of 2011. If that happens, the company will be able to move forward as a smaller and more focused entity.

In the course of the restructuring, some product lines were transferred to BNA, others were sold, and still others were shut down.  BNA Subsidiaries is now focused on three core business units:  Consulting (including Kennedy’s research and advisory business, as well as Consulting magazine); G2 Reports, serving the medical laboratory business; and Green Markets, which serves fertilizer and related agriculture markets. The company has greatly reduced its dependence on traditional newsletters and is aggressively positioning itself as the primary provider of high-end research and advisory services to the markets it serves.

Printing Segment

The McArdle Printing Company, Inc.
The challenging environment for printing services continued in 2010, but The McArdle Printing Company’s strategy of expanding its offerings to become a multi-dimensional communications solutions provider met with some success. As a result, McArdle’s non-BNA revenue grew almost $1.3 million over 2009’s total. Aggressive pricing to win that business and an almost equal decline in printing for BNA negatively impacted profits, however, and the company finished the year with an operating loss.

McArdle plans to continue to add to the diversity of its offerings so that it can offer a full range of personalized marketing, printing, fulfillment, and mailing services to its growing list of financial, education, and health care clients. In addition, late in 2010, McArdle assumed responsibility for BNA’s warehousing and fulfillment needs for its print product lines. These moves should enable McArdle to continue to grow its revenue and return to profitability in 2011.

Software Segment

BNA Software
BNA Software had a strong year in both of its primary markets--tax professionals and corporations. As a result revenue grew 8.5 percent, and that growth, combined with tighter cost controls, produced record profits in 2010.

Growth in the tax professional market was paced by a strong contribution from the BNA Income Tax Planner.  The combination of tax legislation and BNAS’s continued investment in correcting license violations led to higher new sales and renewals of this essential, best-of-breed software product.

In the corporate market, growth was fueled by strong new sales of the BNA Corporate Tax Analyzer and by the continued expansion of the BNA Fixed Asset Web product and services into large corporations.

In 2011, management will continue to implement a number of strategic growth initiatives while also addressing the near-term demands for product updating to reflect changes in tax laws and regulations. Cost containment and the leveraging of operational efficiencies with STF Services will also remain a top priority.

STF Services Corporation
STF’s operating revenue declined very slightly from 2009, as growth in the tax forms market continued to be challenging. Despite the slight decline in revenue, STF improved its operating profit by implementing process improvements and cost containment strategies.

For 2011, management will continue to focus on implementing cost management and process improvement strategies to ensure further alignment with BNA Software and continued profit improvement.

Item 1A.	Risk Factors

There is a wide range of risks and uncertainties that could adversely affect the Company’s businesses and its overall financial performance. In addition to other disclosures included in this Annual Report on Form 10-K, the Company believes the more significant of such risks and uncertainties include the following:

Negative Economic Conditions
The current economic downturn has negatively affected all of the Company's businesses to some degree as customers and potential customers reduce their overall spending levels. This environment has impacted the willingness of subscription customers to add new expenditures or renew spending at increased or existing levels. It appears as though negative economic trends are reversing, but if the downturn continues or declines further, these trends may continue or accelerate. The weak economic climate has also led several large law firms to close down. This, combined with recent consolidations among law firms, results in fewer customers, and if it continues, could negatively impact revenues. Economic slowdowns have historically affected printing companies by increasing competition and reducing pricing power; if the current slowdown continues or intensifies, recent declines in revenue in the Company's printing subsidiary will continue. Reductions in advertising spending in the current economic environment have impacted the Company's activities that are partially advertising or sponsor supported, such as conferences, and recovery to prior levels is not expected until the environment improves.

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

Technological Changes
Advances in information technology affect the Company in both positive and negative ways. With competitors that are much larger and more diverse companies, the Company can be disadvantaged due to differences in the relative size and leverageability of the Company’s technology investments. The Company continues to invest heavily in upgrading its electronic distribution systems and its information databases. There is no assurance that these investments can be made quickly enough so that product offerings do not become obsolete relative to those of competitors who are also upgrading their product offerings.

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

Legal and Regulatory Changes
The value of the Company’s publishing and software products depends on the existence of, and changes in, certain legal and regulatory requirements for which the Company’s customers must be informed. If the pace of change slowed by a significant degree, that could lessen the perceived need for the Company’s products. Additionally, if certain requirements were significantly reduced, such as the elimination of estate and gift taxes or the adoption of a federal flat tax, the perceived value of the Company’s products could be substantially reduced.

Distribution Arrangements
The Company licenses some of its information databases to certain online vendors. While the collective royalty revenues from these licenses are not significant, their contribution to profit is. If all or most of these licenses were discontinued, profits would be adversely affected.

Employment Costs
Employment costs are the majority of the Company’s costs. The Company employs highly skilled people to achieve the high quality for which its products and services are known. The Company provides competitive compensation and benefits to attract and retain its employees. If general employment conditions tighten, the Company could have difficulty in filling critical positions, or its employment costs could grow at a faster rate than revenue growth thereby compressing profit margins.  In addition, the Company is employee-owned and has experienced low turnover in recent years, with the result that a significant number of employees are close to retirement age.

Outside Authors
The Company supplements internal editorial resources with outside authors to provide content for certain publishing products and to provide updated programs for certain software products. Delays or failures to deliver content and/or programs would negatively affect revenues.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s LTR publishing segment operational facilities consist of the following as of December 31, 2010: BNA Washington Inc., a wholly owned subsidiary, owns and manages an eleven story 277,000 square foot headquarters building used by BNA and Tax Management Inc. (two floors of which are leased to a tenant). The Company leases a 32,000 square foot subscriber relations facility in Bethesda, Maryland and an additional 23,000 square feet for other LTR operations, primarily for BNA International and Llesiant Corporation.  SB publishing segment operations are conducted in leased facilities totaling 29,000 feet (16,000 feet of which are vacant), and the Company owns the 133,000 square foot office and plant facilities for its printing segment. BNA Washington also owns the former subscriber relations facility in Rockville, Maryland. This 110,000 square foot building is currently vacant and is being sold (see Note 10 to the Company’s consolidated financial statements).

Item 3.	Legal Proceedings

The Company is involved in certain legal actions arising in the ordinary course of business.  In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

The principal market for trading of voting shares of common stock of The Bureau of National Affairs, Inc., is through the company-maintained Stock Purchase and Transfer Plan.

There is no established public trading market for any of BNA's three classes of stock. However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan.

Semi-annually, the Board of Directors establishes the price at which Class A shares can be bought and declares cash dividends.  In accordance with the corporation's bylaws, the price and dividends on non-voting Class B and Class C stock are the same as on Class A stock.  Dividends have been paid continuously for 60 years, and they are expected to continue.

The Company’s stockholders, when selling stock, are required to first tender it to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, at the same price established for selling shares, stock tendered by stockholders, but is not required to do so.

As of February 26, 2011, there were 1,012 Class A shareholders, 404 Class B shareholders, and 2 Class C shareholders.

Established stock price and dividends declared during 2010 and 2009 were as follows:

Stock Price
January 1, 2009 – March 21, 2009	$15.75
March 22, 2009 – September 19, 2009	15.75
September 20, 2009 – March 21, 2010	15.75
March 22, 2010 – September 19, 2010	16.00
September 20, 2010 – December 31, 2010	16.50

Record Date and Dividend Amount
March 21, 2009	$.20
September 19, 2009	.21
March 20, 2010	.21
September 18, 2010	.23

During the sixteen weeks ended December 31, 2010, the Company purchased shares of its common stock, as noted in the table below.  The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

September 12, 2010 – October 9, 2010	63,619	$ 16.50
October 10, 2010 - November 6, 2010	74,131	$ 16.50
November 7, 2010 – December 4, 2010	193,547	$ 16.50
December 5, 2010 - December 31, 2010	126,869	$ 16.50

The above graph compares the performance of the company’s common stock to Standard and Poor’s (S&P) 500 Composite Index and the Dow Jones Publishing Index for the last five years, assuming $100 was invested in the company’s common stock and each index at Dec. 31, 2005, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The Bureau of National Affairs, Inc.
Consolidated Operating and Financial Summary:  2010-2006
(Dollar amounts in thousands, except per share data)

	2010	2009	2008	2007	2006
Operating Revenues	$331,009	$331,253	$352,211	$352,224	$344,862
Operating Expenses (a)	283,940	307,627	303,316	303,669	313,747
Gain (Loss) on Dispositions (b)	(427)	148	(12)	92,133	(19)
Operating Profit	46,642	23,774	48,883	140,688	31,096
Investment Income	4,751	4,270	4,579	5,566	5,883
Interest Expense	(1,750)	(2,519)	(3,277)	(4,472)	(5,604)
Income Before Income Taxes	49,643	25,525	50,185	141,782	31,375
Income Taxes	22,034	8,030	18,744	53,744	11,922
Net Income	$27,609	$17,495	$31,441	$88,038	$19,453
Profit Margins (% of revenues):
Operating Profit	14.1	7.2	13.9	39.9	9.0
Earnings	8.3	5.3	8.9	25.0	5.6
Earnings Per Share	$1.07	$.65	$1.11	$2.99	$.65
Dividends Per Share	$.44	$.41	$.40	$.36	$.34
Balance Sheet Data:
Total Assets	$347,695	$387,430	$412,686	$399,258	$334,426
Long-Term Debt—less current portion	---	13,000	23,500	34,000	44,500
Employee Data:
Number of Employees	1,506	1,638	1,745	1,719	1,728
Total Employment Costs	$172,284	$192,132	$180,931	$179,482	$182,008
Stockholder Data at Year-End:
Number of Stockholders	1,432	1,470	1,511	1,557	1,655
Common Shares Outstanding (in thousands)	25,457	26,253	27,619	28,734	30,155

(a)	Includes goodwill impairment charges of $6,634 in 2010, $17,805 in 2009 and $11,576 in 2006.
(b)	Includes a $92,524 gain ($56,433 net of tax) on the sale of the Company’s headquarters buildings in 2007.

PART II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

BNA operates in four business segments: legal, tax, and regulatory publishing; specialized business publishing; printing; and software. The legal, tax, and regulatory publishing segment, which generated 79 percent of consolidated 2010 revenues, provides legal and regulatory information in tax, labor, economic, health care, environment and safety, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The specialized business publishing segment provides general business advisory information to primarily business users.  The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segments, other publishers, financial institutions, trade associations, professional societies, other nonprofit organizations, and governmental organizations. The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others. BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and experienced employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes and insights in legal, regulatory, tax, and business practices and trends.

In addition to ongoing efforts to improve and provide more product offerings and to operate more efficiently, BNA has been engaged in several multi-year strategic initiatives related to its major publishing activities.

Electronic products now make up more than 75 percent of the legal and regulatory subscription base. Their migration to a next generation web platform is now complete. Having all BNA products on one robust platform creates the opportunity to create new bundled products, sell into new markets, and enhance existing product offerings with tools and applications that will attract new customers and better retain existing ones. In addition, subsidiary company products are being moved to the next generation web platform, improving corporate wide efficiency and increasing our flexibility to combine and customize product offerings for new or more specialized markets.

BNA’s high-quality, proprietary content remains a competitive strength. And the continued expansion and improvement of our web platform has enabled us to enhance the value of that content and improve the sustainability of our offerings. By concentrating on improving and exploiting our web platform, and on creating new functionalities and tools to work with our highly regarded content, BNA has moved beyond being a content provider and has positioned itself as a technologically adept provider of information solutions to professional markets.

Pursuant to this strategy, early in 2010, BNA acquired the remaining interest that it did not already own in Llesiant, a software company that had been working with BNA to create “BNA Convergence”, a new search and delivery tool designed for the legal and corporate markets. This new tool allows law firms to search all their BNA content along with a large collection of third-party content, using Llesiant’s taxonomy–based search engine. Results can be delivered in an increasing variety of formats. Having full control of Llesiant gives BNA the ability to direct the future development and enhancement of its technology to ensure that it best serves BNA’s strategic needs.

BNA’s market-leading news services also are being continually improved, with a major upgrade affecting all of our current awareness services released in the first quarter of 2010. This upgrade included a new “Search My BNA” function that allows subscribers, for the first time, to search all of the BNA services they subscribe to with a single command. Most BNA notification services have now adopted a continual publishing model, where news stories are posted online throughout the publication cycle, often minutes after the news breaks.

Using all of BNA’s new capabilities, the Company has successfully launched the first of a series of next generation web libraries for the legal market. These comprehensive Resource Centers focus on specific substantive practice areas and provide subject matter experts with a one-stop resource that includes all the primary and secondary information, news, analysis, and tools needed to serve their clients.

In an effort to leverage BNA’s strong tax brands, the Company has expanded its presence in the tax training business.  In 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the Company’s growing portfolio of services for the international tax market.  In mid-2009, BNA acquired the assets of the Council for International Tax Education, Inc. (CITE) and the Alliance for Tax, Legal, and Accounting Seminars (ATLAS), both based in White Plains, New York.  The firms, now combined and branded as BNA CITE, are leaders in the creation and delivery of international tax education for multinational companies, offering live instruction courses for legal and tax professionals and financial executives.

BNA pursues a web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services—Lexis and Westlaw—for many years. BNA also sells subscriptions to subject libraries of BNA content on these networks, and these have been very popular with major law firms and law schools.  In addition, BNA sells subscriptions to its tax products on Thomson Reuters’ Checkpoint platform and Wolters Kluwer’s IntelliConnect platform.  These networks and others, in addition to BNA's own online platform and print, DVD’s provide customers with a variety of product delivery options.

The economic downturn that began in the second half of 2008 had a disproportionately negative effect on several of BNA Subsidiaries, LLC’s IOMA and Kennedy brand product lines.  Markets for information and meetings for corporate recruiters, and publications of all types aimed at functional departments in corporations, were particularly depressed. Consequently, BNA Subsidiaries, LLC's management began conducting a comprehensive review of its business operations and strategic alternatives, and in 2009, BNA Subsidiaries, LLC adopted and began to implement a strategic restructuring plan.  As part of this plan, BNA Subsidiaries, LLC has discontinued, transferred, or sold several products and product lines in an effort to create a more focused and profitable company that serves vertical industry markets with high quality information services. Further, BNA Subsidiaries, LLC made numerous facility and employment changes in New Hampshire and New Jersey, as a result of which, most of BNA Subsidiaries, LLC’s remaining operating functions were consolidated in New Hampshire during 2010. Notwithstanding the implementation of the strategic restructuring plan, BNA Subsidiaries, LLC continued to experience financial losses and voluntarily filed a plan of reorganization under Chapter 11 of the Bankruptcy Code, in the fourth quarter of 2010. In the third quarter of 2010, the Company recognized a goodwill impairment loss, as discussed in Note 6.

BNA entered 2011 with much positive momentum.  New and renewal sales of our core BNA and TM subscription services improved during all of 2010 and those trends look like they will continue into the new year.  Sales of non-subscription products and services jumped at year end, perhaps indicating that our key markets are continuing to get stronger and more willing to spend.  BNA’s cash position was very healthy at the end of the year and in 2011, early in April, we will retire the last of the outstanding debt.

The sales and financial momentum is merely reflective of the strategic and operational momentum that has been evident throughout BNA.  Following the financial crisis of 2008, BNA made the strategic decision to invest aggressively in our business and our future.  On the product front, new leadership was put in charge of a completely reorganized product development group, and in 2010 a number of new products and product enhancements, combining our well-respected content with better technology and new tools, were launched.  This will continue throughout 2011.  We also invested heavily in our infrastructure to support our products, our customer service, and our business operations.  Some of those projects were finished in 2010; more have been or will be implemented in 2011.  These include a new sales support system, a customer relations management (CRM) system, a new authentication system for our digital services, a new e-commerce platform, and an entirely updated accounting system.  As a result, it will be easier and more pleasant to do business with BNA, we’ll know more about our markets and customers, our products will be easier to use, and our back-office and accounting systems will be more efficient, more useful, and less costly.  These new processes and systems give the leaders of our business units the means to understand the changing needs of their customers, and the tools that make it possible to meet those needs.

BNA intends in 2011 to continue to invest and act aggressively on all fronts.  By doing so, we believe we can build on last year’s progress.

There are significant challenges to overcome in 2011.  Our key markets are recovering, but are not yet fully recovered.  New competitors, both entrepreneurial start-ups and large, well-funded companies, continue to enter our markets.  Information technology evolves quickly, requiring sizable investments to keep pace with market demands.  But BNA people have a long and remarkable history of understanding and meeting challenges.  The achievements of 2010 both reaffirm that history, and position us well to meet the challenges going forward.

Results of Operations

Segment Information
(as of December 31, in thousands of dollars)
	2010	2009	2008
Revenues from external customers:
Legal, Tax, and Regulatory Publishing	$261,473	$255,670		$262,335
Specialized Business Publishing	13,582	23,103		28,202
Printing	24,731	23,437		33,125
Software	31,223	29,043		28,549

Total	$331,009	$331,253		$352,211
Intersegment revenues:
Specialized business publishing	$49	$49	$	---
Printing	$9,631	$10,773		$10,536
Software	$2,418	$2,470		$2,507

	2010	2009	2008
Operating Profit (Loss):
Legal, Tax, and Regulatory Publishing	$48,244	$35,605	$39,130
Specialized Business Publishing	(12,038)	(20,540)	(517)
Printing	(715)	839	1,805
Software	11,151	7,870	8,465

Total	$46,642	$23,774	$48,883

2010 vs. 2009

BNA’s consolidated revenues were $331.0 million, down just 0.1 percent compared to 2009. Software segment, printing segment, and LTR segment revenues were up, but SB publishing segment revenue was down. Consolidated operating expenses were down 7.5 percent compared to 2009 mainly due to lower postretirement benefit expenses and to a lower goodwill impairment expense. Consolidated operating profit nearly doubled, reflecting improved operations for LTR and software, and a lower operating loss for SB, while printing’s profit was down.  Net income was $27.6 million in 2010 compared to $17.5 million in 2009, and earnings per share were $1.07 in 2010 versus $.65 in 2009.

The legal, tax, and regulatory publishing segment—which aggregates the Parent (including BNA Books) with Tax Management Inc. (excluding BNA Software), BNA International, Llesiant Corporation, and BNA Washington Inc.—generated 79 percent of consolidated revenues. LTR publishing revenues were up $5.8 million, or 2.3 percent compared to the prior year.  BNA Parent and Tax Management subscription, royalty, and training revenues were up $4.7 million; subscription revenue is improving, but included revenue from products transferred from BNA Subsidiaries, LLC. Training revenue increased due to improving sales and to the inclusion of CITE (purchased mid-2009) for the whole year. Third party royalties were up due to higher sales and to catch-up payments received in 2010, but earned in prior years. Of the other operations, BNA International was down 8.7 percent and BNA Books had a strong fourth quarter and its revenues were up 13.3 percent. LTR revenues are expected to be up a low single-digit percentage in 2011.

As LTR product offerings have become increasingly bundled, allocating costs to the product level has become less meaningful to management. Beginning in 2010, certain Parent administrative expenses, primarily IT-related, are no longer being allocated to product-level expenses in other expense categories, resulting in a noticeable change in the makeup of reported operating expenses. However, in total, publishing operating expenses were down 3.1 percent due to lower staffing expenses, especially postretirement benefit plan expenses (see Note 4). Eight new products were launched in 2010.  Identifiable development expenses for new products and improvements on existing products were $5.2 million in 2010 and $9.5 million in 2009.   Operating profit increased to $48.2 million, from $35.6 million in 2009.

The specialized business publishing segment, which includes the results of BNA Subsidiaries, LLC, was created in the fourth quarter of 2010 when it was determined that their operations were no longer economically similar to the rest of the publishing businesses. Adverse business conditions resulting from the economic downturn had disproportionately impacted BNA Subsidiaries, LLC, leading to negative cash flows that are expected to continue, and BNA Subsidiaries, LLC filed for relief under Chapter 11 of the Bankruptcy Code. Related to the filing, the remaining goodwill was tested and determined to be impaired, resulting in its writedown. Segment revenues dropped from $23.1 million in 2009 to $13.6 million in 2010 due to lower sales and the disposition of products or their transfer to the Parent. SB revenues are expected to be up by a mid-single-digit percentage in 2011. Operating expenses were $18.0 million lower, due to a lower goodwill impairment ($6.6 million in 2010 compared to $17.8 million in 2009) and to lower variable operating expenses. The operating loss improved from $20.5 million in 2009 to $12.0 million in 2010.

The printing segment, which includes results of The McArdle Printing Company, Inc., grew total revenues by $0.2 million compared to 2009.  Commercial sales were up $1.3 million, or 5.5 percent, due to sales to new customers, but intersegment revenues were down $1.1 million, or 10.6 percent. Intersegment revenues are expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were up 5.1 percent, reflecting higher variable expenses. The operating loss was $0.7 million in 2010, compared to an operating profit of $0.8 million in 2009. Total printing revenues in 2011 are projected to be higher by a low single-digit percentage.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 6.8 percent compared to 2009, while expenses were down 4.9 percent.  BNA Software revenues increased 8.6 percent in 2010, operating expenses (especially postretirement benefits) were down 5.2 percent, and operating profit was $8.3 million in 2010 compared to $5.1 million in 2009.  STF revenues were down 1.0 percent but operating expenses were down 2.8 percent, leading to a 1.3 percent increase in operating profit. The total software segment’s operating profit increased 42 percent to $11.2 million in 2010 from $7.9 million in 2009. Software revenues are expected to increase in 2011 by a low single-digit percentage.

Investment income increased, reflecting higher gains on sales of securities but lower yields.  Interest expense was lower due to lower term debt balances.  Other comprehensive income reflected a higher unrealized holding gain in 2010 and the after-tax change in the postretirement benefit obligation related to the change in benefits as described in Note 4.

As described in Note 7 to the consolidated financial statements, the consolidated federal, state, and local effective income tax rate was 44.4 percent in 2010 and 31.5 percent in 2009, due to a non-deductible goodwill impairment expense, a lower proportion of pre-tax income represented by tax-exempt interest, and higher effective state and local taxes.

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

2009 Consolidated revenues were $331.3 million, down 6.0 percent compared to 2008. Software revenues were up, but LTR and SB publishing and the printing segments’ revenues were all down. Consolidated operating expenses were up 1.4 percent due to the impairment expense and higher postretirement expenses for LTR publishing and software, mitigated by management’s cost containment efforts and a decrease in variable printing expenses.

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

The LTR publishing segment generated 77 percent of consolidated revenues, and LTR segment revenues were $255.7 million, down 2.5 percent compared to the prior year.  BNA Parent and Tax Management subscription and online revenues were down 1.3 percent compared to 2008, reflecting lower new sales and weaker renewal sales. BNA International revenues were up 4.0 percent in pounds sterling, but down 11.7 percent due to the stronger U.S. dollar, and BNA Books revenues were down $3.2 million because fewer titles were released.  LTR operating expenses included higher postretirement benefit plan expenses, but were nonetheless down 1.4 percent compared to 2008 due to management cost containment measures. Five new products were launched in 2009.  Identifiable development expenses for new products and improvements on existing products were $9.5 million in 2009 and $9.7 million in 2008. The LTR publishing segment’s operating profit was $35.6 million in 2009, compared to $39.1 million in 2008.

The SB publishing segment, which includes the results of BNA Subsidiaries, LLC (the company resulting from the merger of Kennedy Information and IOMA), saw revenues decline 17.9 percent due to a decline in conferences and non-subscription product sales and due to the timing of consulting contracts and research report release dates. Operating expenses, including the $17.8 million goodwill impairment expense, were up $14.9 million. The SB publishing segment’s operating loss was $20.5 million in 2009 and $0.5 million in 2008.

The printing segment experienced a revenue decline for the third consecutive year as sales declined 22 percent to $34.2 million. Commercial sales were down 29 percent due to lower print volumes and continuing price competition in the printing industry. Intersegment revenues were up 2.2 percent, but are nonetheless expected to decline as publishing segment subscribers continue to migrate from print to electronic products. Operating expenses were down 20.3 percent, reflecting aggressive steps taken to adjust expenses to lower revenues. Despite these efforts on the cost side, operating profit was $0.8 million in 2009 compared to $1.8 million in 2008.

Total revenues for the software segment increased 1.5 percent compared to 2008 while expenses were up 4.7 percent.  BNA Software revenues increased 1.7 percent compared to 2008, but operating expenses were up 7.2 percent due to higher postretirement benefit expenses and investment in strategic initiatives aimed at continued growth.  BNA Software’s operating profit was $5.1 million in 2009 compared to $6.0 million in 2008. STF total revenues increased slightly (0.4 percent) compared to 2008, but operational efficiencies lowered operating expenses by 8.7 percent, leading to a 14.2 percent increase in operating profit. The total software segment’s operating profit was down 7.0 percent to $7.9 million from $8.5 million in 2008.

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

Cash Flows, Liquidity, and Financial Resources

Customer cash receipts were up 4.2 percent while cash operating expenditures were down 2.9 percent, leading to cash provided from operating activities to increase 40 percent in 2010 to $50.3 million.

Cash used in investing activities netted to $8.8 million. Net cash used for securities investments totaled $3.7 million. Net capital expenditures amounted to a $5.2 million outlay, reflecting $4.6 million for property and equipment additions and capitalized software and $0.6 million to complete the Llesiant acquisition. Capital expenditures for 2011 are expected to be approximately $6.5 million.

Cash used for financing activities netted to $34.7 million. Receipts for sales of Class A capital stock to employees totaled $9.6 million. Capital stock repurchases were $22.3 million.  Debt principal repayments amounted to $10.5 million and the Company paid cash dividends of $11.5 million in 2010.

The Company's stockholders, when selling stock, are required to first tender it to the Company. The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so. Capital stock with a market value of $4.0 million as of December 31, 2010, is known or expected to be tendered in 2011. The actual value of shares tendered will likely be higher.

Contractual cash obligations as of December 31, 2010, were as follows (in thousands of dollars):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years		3-5 Years		After 5 Years
Term Debt (includes interest)	$13,454	$13,454	$	---	$	---	$	---
Operating Leases	16,766	2,920		3,727		3,161		6,958
Planned Pension Contributions	2,000	2,000		---		---		---
Total	$32,220	$18,374		$3,727		$3,161		$6,958

With over $130 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong.  The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders. Should more funding become necessary or desirable in the future, the Company believes that it has additional debt capacity based on its operating cash flows and real estate equity.

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

The Company has $37.1 million of goodwill assigned to five reporting units at year-end 2010 as described in Note 6 to the consolidated financial statements.  The carrying amount of goodwill is subject to annual impairment testing or on an interim basis if events or circumstances indicate that an impairment is more likely than not to have occurred. Goodwill that is not supported by measures of fair value must be written down, resulting in an impairment expense.  Fair value is estimated using a combination of the market approach, which uses comparable sales multiples, and the income, or discounted cash flows approach.  Due to the current economic downturn, the Company prepared an interim analysis of goodwill as of September 11, 2010, and recorded an impairment expense as described in Note 6 to the consolidated financial statements. At year-end, the Company updated its analysis of goodwill as of December 31, 2010, and determined that there was no further impairment and that none of the reporting units was close to failing step one of the impairment analysis.

The Company has $10.0 million of intangible assets at year-end 2010, as summarized in Note 8 to the Company’s financial statements. Most of this is software that is used internally.  In addition, intangible assets include identified assets of Llesiant at the time of its acquisition. These assets are amortized over their estimated useful lives, typically four to seven years. The Company evaluates the recoverability of the intangible assets when events and circumstances indicate an impairment may have occurred, using estimates and assumptions including future revenues, cash flows, and discount rates.  If an impairment in value occurs, an impairment expense must be recorded and amortization periods may be reduced.  Amortization expense was $3.4 million in 2010, $3.3 million in 2009, and $3.3 million in 2008.

The Company has recorded $15.0 million of net deferred income tax assets as of year-end 2010, as described in Note 7 to the consolidated financial statements. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible.  The Company has consistently achieved profitability and taxable income.  In the opinion of management, this trend will continue, and it is more likely than not that the recorded deferred income tax assets will be fully realized.

As described in Note 4 to the Company’s financial statements, the Company has pension and other postretirement benefit liabilities totaling $113.5 million at year-end 2010. A number of actuarial assumptions are used to compute these liabilities, the projected benefit obligations, and the related benefit expenses. The assumed discount rates are based on the Citigroup Pension Yield Curve. Other assumptions include life expectancies, retirement ages, health care cost trends, compensation increases, and returns on plan assets. Changes in these assumptions can and do change the amounts of postretirement benefit liabilities and related expenses. The Company, in consultation with its actuaries, periodically reviews the assumptions and revises them when appropriate.  Total expenses for the postretirement benefits that were subject to estimates and assumptions were $10.4 million in 2010, $33.0 million in 2009, and $20.2 million in 2008.

The Company has recorded gross customer receivables of $36.1 million as of year-end 2010, as described in Note 8 to the Company’s financial statements. Accounts receivable are presented net of an allowance for doubtful accounts of $1.7 million, based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the estimate will change.

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

The maturity dates and average interest yields for fixed-income securities debt held in the Company’s investment portfolio as of December 31, 2010 were as follows (in thousands of dollars):

Expected Maturity Date	2011	2012	2013	2014	2015	Thereafter

Municipal Bonds	$15,260	$3,517	$ 5,921	$ 2,785	$ 2,156	$59,069

Average Interest Yield	5.0%	5.0%	5.0%	5.0%	5.1%	3.3%

Corporate Bonds	$ 195	---	---	---	---	---

Average Interest Yield	5.0%	---	---	---	---	---

Total	$15,455	$3,517	$ 5,921	$ 2,785	$ 2,156	$59,069
Average Interest Yield	5.0%	5.0%	5.0%	5.0%	5.1%	3.3%

The Company manages interest rate risk in its investment portfolio by diversifying the maturities of its fixed-income investments.  Approximately 34 percent of these instruments at year-end 2011 mature within five years.  Shorter-term maturity investments reduce the risk that an increase in market interest rates will have a permanent adverse effect on the Company's financial position.  The Company has no foreign exchange contracts, does not hold securities for trading purposes, and does not use derivative financial instruments.

At December 31, 2010, the Company’s investment portfolio included equity securities with a market value of $25.6 million.  With all other factors remaining constant, a hypothetical broad-based decline in equity market prices of 10 percent would reduce the investment portfolio held in equity investments by $2.6 million as of December 31, 2010.

PART II

Item 8.	Financial Statements and Supplementary Data

THE BUREAU OF NATIONAL AFFAIRS, INC.

Consolidated Financial Statements

December 31, 2010 and 2009
(With Independent Registered Public
Accounting Firm’s Report Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Bureau of National Affairs, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of The Bureau of National Affairs, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bureau of National Affairs, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP

Bethesda Maryland
March 24, 2011

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands of dollars, except per share amounts)

	2010	2009	2008

Operating Revenues (Note 2)	$331,009	$331,253	$352,211

Operating Expenses
(Notes 2, 4, 6, 8 and 10):
Editorial, production, and distribution	162,374	177,870	188,114
Selling	44,981	54,261	55,286
General and administrative	70,378	57,543	59,928
Goodwill impairment	6,634	17,805	---

Total Operating Expenses	284,367	307,479	303,328

Operating Profit	46,642	23,774	48,883

Investment income (Note 5)	4,818	4,407	4,579
Interest expense (Note 9)	(1,750)	(2,519)	(3,277)
Equity loss of affliated company (Note 3)	(67)	(137)	---

Income Before Income Taxes	49,643	25,525	50,185
Provision for income taxes (Note 7)	22,034	8,030	18,744

Net Income	$27,609	$17,495	$31,441

Earnings Per Share (Note 11)	$1.07	$.65	$1.11

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

(In thousands of dollars)

ASSETS

	December 31,

	2010	2009
Current Assets:
Cash and cash equivalents (Note 5)	$16,464	$9,757
Short-term investments (Note 5)	15,259	14,445
Receivables, net (Note 8)	36,826	32,604
Inventories, net (Note 8)	1,457	2,935
Prepaid expenses	4,609	3,739
Deferred income taxes (Note 7)	4,666	5,652

Total Current Assets	79,281	69,132

Marketable Securities (Note 5)	99,258	95,305
Property and Equipment, net (Note 8)	109,200	115,036
Deferred Income Taxes (Note 7)	10,308	51,601
Goodwill (Note 6)	37,098	44,962
Intangible and Other Assets, net (Note 8)	12,550	11,394

Total Assets	$347,695	$387,430

See accompanying notes to consolidated financial statements.

                                                                   (Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

(In thousands of dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,

	2010	2009
Current Liabilities:
Current portion of long-term debt (Note 9)	$13,000	$10,500
Payables and accrued liabilities (Note 8)	39,377	38,606
Deferred revenues (Note 2)	130,411	125,378

Total Current Liabilities	182,788	174,484

Long-Term Debt, less current portion (Note 9)	---	13,000
Postretirement Benefits, less current portion (Note 4)	113,488	210,533
Other Liabilities	860	1,381

Total Liabilities	297,136	399,398

Commitments and Contingencies (Notes 10, and 11)

Stockholders’ Equity (Deficit) (Note 11):
Common stock issued, $1.00 par value —
Class A – 30,000,000 shares	30,000	30,000
Class B – 24,634,865 shares	24,635	24,635
Class C – 2,531,680 shares	2,532	2,532
Additional paid-in capital	52,635	47,511
Retained earnings	240,560	224,406
Treasury stock, at cost – 31,709,269 shares
in 2010 and 30,913,320 in 2009	(295,634)	(277,749)
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities	2,000	1,366
Foreign currency translation adjustment	(123)	(129)
Postretirement benefits	(6,046)	(64,540)

Total Stockholders’ Equity (Deficit)	50,559	(11,968)

Total Liabilities and Stockholders’ Equity (Deficit)	$347,695	$387,430

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands of dollars)

	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$27,609	$17,495	$31,441

Adjustments to reconcile net income to net
cash provided by operating activities –
Goodwill impairment	6,634	17,805	---
Depreciation and amortization	9,953	10,012	9,935
Deferred income taxes	2,790	(15,599)	721
(Gain) loss on sales of securities	(1,340)	(464)	314
Equity in loss of affiliated company	67	137	---
Others	1,671	463	645

Changes in operating assets and liabilities –
Receivables	(4,374)	3,151	7,182
Inventories	1,478	(327)	535
Payables and accrued liabilities	(63)	(2,622)	1,219
Deferred revenues	5,688	(8,203)	(6,414)
Postretirement benefits	1,477	13,493	1,634
Other assets and liabilities – net	(1,318)	587	(482)

Net cash provided by operating activities	50,272	35,928	46,730

Cash Flows from Investing Activities:
Acquisition of business (net of $56 cash
acquired in 2010)	(565)	(4,300)	---
Purchase of property and equipment	(1,553)	(1,319)	(1,482)
Capitalized software	(3,101)	(1,371)	(1,007)
Acquisition of publishing assets	---	(914)	(831)
Proceeds from sale of property and equipment	26	31	---
Investment security sales and maturities	52,490	55,399	67,765
Investment security purchases	(56,146)	(41,672)	(72,633)

Net cash (used in) provided by investing activities	(8,849)	5,854	(8,188)

See accompanying notes to consolidated financial statements.

(Continued)

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands of dollars)

	2010	2009	2008

Cash Flows from Financing Activities:
Receipts for capital stock sales to employees	9,565	9,690	11,175
Purchases of treasury stock	(22,326)	(31,239)	(28,449)
Payment of long-term debt	(10,500)	(10,500)	(10,500)
Dividends paid	(11,455)	(11,115)	(11,418)

Net cash used for financing activities	(34,716)	(43,164)	(39,192)

Net Increase (Decrease) in Cash and Cash Equivalents	6,707	(1,382)	(650)

Cash and Cash Equivalents, beginning of year	9,757	11,139	11,789

Cash and Cash Equivalents, end of year	$16,464	$9,757	$11,139

Supplemental Cash Flow Information:
Interest paid	$1,754	$2,651	$3,430
Income taxes paid	19,001	21,236	19,893

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE  INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands of dollars, except per share amounts)

	Comprehensive	Capital	Additional			Accum. Other
	Income (Loss)	Stock	Paid-In	Retained	Treasury	Comprehensive
	(Note 12)	Issued	Capital	Earnings	Stock	Loss

Balance, January 1, 2008		$57,167	$35,772	$198,003	$(227,202)	$(30,360)

Net Income	$31,441	---	---	31,441	---	---
Other Comprehensive Income, net of tax:
Unrealized loss on marketable securities	(5,523)	---	---	---	---	(5,523)
Currency translation adjustment	183	---	---	---	---	183
Postretirement Benefit adjustment	(47,236)	---	---	---	---	(47,236)
Comprehensive Loss	$(21,135)

Sales of Class A treasury shares to employees		---	6,409	---	4,749	---
Repurchases of shares		---	---	---	(28,449)	---
Cash dividends--$.40 per share, class A, B, and C		---	---	(11,418)	---	---

Balance, December 31, 2008,		57,167	42,181	218,026	(250,902)	(82,936)

Net Income	$17,495	---	---	17,495	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	5,067	---	---	---	---	5,067
Currency translation adjustment	(25)	---	---	---	---	(25)
Postretirement Benefit adjustment	14,591	---	---	---	---	14,591
Comprehensive Income	$37,128

Sales of Class A treasury shares to employees		---	5,330	---	4,392	---
Repurchases of shares		---	---	---	(31,239)	---
Cash dividends--$.41 per share, class A, B, and C		---	---	(11,115)	---	---

Balance, December 31, 2009		57,167	47,511	224,406	(277,749)	(63,303)

Net Income	$27,609	---	---	27,609	---	---
Other Comprehensive Income, net of tax:
Unrealized gain on marketable securities	634	---	---	---	---	634
Currency translation adjustment	6	---	---	---	---	6
Postretirement Benefit adjustment	58,494	---	---	---	---	58,494
Comprehensive Income	$86,743

Sales of Class A treasury shares to employees		---	5,124	---	4,441	---
Repurchases of shares		---	---	---	(22,326)	---
Cash dividends--$.44 per share, class A, B, and C		---	---	(11,455)	---	---

Balance, December 31, 2010		$57,167	$52,635	$240,560	$(295,634)	$(4,169)

See accompanying notes to consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(1)	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Bureau of National Affairs, Inc. (the “Parent”) and its subsidiary companies (consolidated, the “Company”).  The Company’s primary business is the publishing of legal, regulatory, and general business advisory information in labor, economic, tax, health care, environment and safety, consulting, recruiting, and other markets to business, professional, and academic users, mainly in the United States.  Its printing subsidiary provides printing services, and its software businesses develop, produce, and market tax and financial planning software.  Material intercompany transactions and balances have been eliminated.  Certain prior year balances have been reclassified to conform to the current year presentation.

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

The Company has evaluated subsequent events after the balance sheet date through the date these financial statements were issued and did not note any events that would require disclosure or adjustment to the consolidated financial statements.

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

Revenues from printing services are recognized when the materials are shipped.  Revenues from consulting, software data conversion and training are recognized when the services have been completed.  Revenues from event-related activities, such as conferences, are recognized when the event has been completed.

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

Deferred revenues at year-end consisted of $113.9 million of deferred subscription revenues and $16.5 million of deferred software revenues in 2010 and $109.1 million of deferred subscription revenues and $16.3 million of deferred software revenues in 2009.

Sales tax collections are presented on a net basis (excluded from revenues).  Shipping charges are included in distribution expense.

Advertising costs are expensed as incurred and were $5,724,000, $6,815,000 and $8,185,000 in 2010, 2009, and 2008, respectively.

(3)	ACQUISITION

During the first quarter of 2009, the Company invested $3.2 million in preferred stock of Llesiant Corporation, a technology partner.  Llesiant is the developer of the taxonomy-based search engine used by “BNA Convergence,” a delivery platform designed for the legal and corporate markets that allows searching of all BNA content along with a large collection of third-party content.  The investment was recorded as a long-term investment.  During the fourth quarter of 2009, the Company increased its long-term investment by $0.8 million.  Also during the fourth quarter, the Company purchased 42 percent of the outstanding common stock for $0.3 million and began to recognize its percentage interest in Llesiant’s loss using the equity method of accounting ($137,000 at year-end 2009).  During the first quarter of 2010, the Company made additional investments of $0.3 million, recognized a further equity-method loss of $67,000, and then purchased the remaining interest in the company it did not already own for $0.3 million in early 2010.  Supplemental pro forma information is not presented since the acquisition was immaterial.

The following table summarizes the consideration paid and the amounts of the assets acquired and the liabilities assumed recognized at the acquisition date (in thousands of dollars):

Consideration:

Cash	$4,921

Recognized amounts of identifiable assets acquired and liabilities assumed:
Software	$3,084
Deferred taxes	953
Goodwill	1,079
Receivables and other	137
Cash	56
Payables	(432)
Deferred revenue	(160)

Total identifiable net assets	4,717
Equity loss recognized prior to acquisition	204

Total	$4,921

(4)	EMPLOYEE BENEFIT PLANS

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

The following table sets out summarized financial information about the plans as of December 31 (in thousands of dollars):

	Pension Benefits		Other Postretirement Benefits

	2010	2009	2010	2009
Change in projected benefit obligation:
Benefit obligation - January 1	$234,865	$212,204	$183,734	$177,325
Service cost	8,298	8,034	3,321	6,470
Interest cost	13,588	13,086	5,736	10,983
Actuarial loss (gain)	7,824	10,900	6,445	(5,973)
Plan amendment	---	---	(109,457)	---
Benefits paid	(9,363)	(9,359)	(5,510)	(5,071)

Benefit obligation - December 31	255,212	234,865	84,269	183,734

Change in plan assets:
Fair value of plan assets - January 1	190,861	153,304	17,120	16,442
Actual return on plan assets	22,851	31,819	1,078	1,311
Employer contribution	4,000	15,000	---	---
Benefits paid	(9,278)	(9,262)	(700)	(633)
Fair value of plan assets - December 31	208,434	190,861	17,498	17,120

Funded status	$(46,778)	$(44,004)	$(66,771)	$(166,614)

Amounts recognized in the balance sheet
Payables and accrued liabilities	(61)	(85)	---	---
Postretirement benefits	(46,717)	(43,919)	(66,771)	(166,614)

Net amount recognized	$(46,778)	$(44,004)	$(66,771)	$(166,614)

Amounts included in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	(55,145)	(57,459)	(53,611)	(50,858)
Prior service cost	(306)	(371)	98,916	---

Total	$(55,451)	$(57,830)	$45,305	$(50,858)

Assumed discount rate	5.65%	6.00%	5.65%	6.00%
Assumed rate of compensation increase	4.75%	4.75%	---	---

The estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2011 are a $3,010,000 net actuarial loss and $67,000 for prior service cost for the pension benefit plan and a $4,433,000 net actuarial loss and $12,953,000 for prior service credit for the other postretirement benefit plan.

The Company’s funding practice for the qualified pension plan is to contribute amounts which, at a minimum, satisfy ERISA requirements.  The Company contributed $4,000,000 in 2010, $15,000,000 in 2009, and $14,000,000 in 2008.  The supplemental plan’s benefits are paid from the Company’s general assets.  The Company’s policy with respect to other postretirement benefits is to fund these benefits as claims and premiums are paid or through a Voluntary Employees’ Beneficiary Association (VEBA) trust.  The Company expects to contribute $2 million to its pension plan and none to its other postretirement benefit plan in 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

		Other
	Pension	Postretirement
	Benefits	Benefits
2011	$13,119	$4,566
2012	14,239	5,103
2013	15,055	5,588
2014	16,089	6,064
2015	17,032	6,434
Years 2016 – 2020	97,640	34,977

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

	Pension Benefits
	2010	2009
Projected benefit obligation	$255,212	$234,865
Accumulated benefit obligation
Qualified plan	217,234	195,410
Supplemental plan	2,651	2,349
Fair value of plan assets–qualified plan	208,434	190,861

The pension plan was amended to close participation to new employees hired after September 1, 2010.  This will reduce pension expense and the related liability over time.

Components of pension expense for each year were as follows (in thousands of dollars):

	2010	2009	2008
Service cost – benefits earned during the year	$8,298	$8,034	$7,568
Interest cost	13,588	13,086	12,267
Expected return on plan assets	(15,839)	(13,270)	(15,513)
Amortization of net actuarial loss	3,125	4,982	108
Amortization of prior service cost	66	62	62

Pension expense	$9,238	$12,894	$4,492

Assumed discount rate	6.00%	6.25%	6.35%
Assumed rate of compensation increase	4.75%	4.75%	4.75%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

Amounts recognized in other comprehensive income (loss) related to pensions after the adoption of ASC 715 (formerly FAS 158) were as follows (in thousands of dollars):

	2010	2009
Net gain (loss)	$(812)	$7,649
Amortization of net actuarial loss	3,125	4,982
Amortization of prior service cost	66	62

Total recognized in other comprehensive income	$2,379	$12,693

In addition, some subsidiary companies have defined contribution pension plans and union-sponsored multi-employer pension plans.  Contributions under some of these plans are at the discretion of the Boards of Directors of the respective subsidiary companies. Pension expense for these plans was $603,000 in 2010, $767,000 in 2009 and $917,000 in 2008.

Also during 2010, the Company substantially changed the postretirement health benefits for Medicare-eligible retirees of the Parent, from providing self-insured health care benefits to providing a fixed annual stipend to be used to offset health insurance purchased by the retiree.  The change was substantial enough to require a remeasurement of the obligation, and resulted in a $109 million reduction in the postretirement benefit obligation, a $65 million increase to accumulated other comprehensive income and a $44 million decrease in deferred income taxes.  Other postretirement benefit expense was substantially lower for 2010 and is expected to be so for future years as well

Components of other postretirement benefit  expense for each year were as follows (in thousands of dollars):

	2010	2009	2008
Service cost – benefits earned during the year	$3,321	$6,470	$5,748
Interest cost	5,736	10,983	9,795
Expected return on plan assets	(1,356)	(1,398)	(2,210)
Amortization of net actuarial loss	3,970	4,067	2,369
Amortization of prior service cost	(10,540)	---	---

Other postretirement benefits expense	$1,131	$20,122	$15,702

Assumed discount rate	6.00%	6.25%	6.35%
Expected long-term return on plan assets	8.5%	8.5%	8.5%

Amounts recognized in other comprehensive income (loss) related to other postretirement benefits after the adoption of ASC 715 (formerly FAS 158) were as follows (in thousands of dollars):

	2010	2009
Net gain (loss)	$(6,724)	$5,886
Plan amendment	109,457	---
Amortization of net actuarial loss	3,970	4,067
Amortization of prior service cost	(10,540)	---

Total recognized in other comprehensive income (loss)	$96,163	$9,953

The Company received a federal subsidy of $230,000 in 2010 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare D Subsidy).  As of September, 2010, the plan no longer provides a specific drug benefit to participants and is no longer eligible to receive federal subsidies.

The postretirement benefit obligation as of year-end 2010 was determined using an assumed health care cost trend rate of 10 percent for 2011, gradually declining to 5 percent in 2016 and thereafter.  A one percentage point increase in the assumed health care cost trend rate for each year would increase the 2010 year-end postretirement benefit obligation by $5.7 million and the 2010 postretirement benefit service and interest expense by $0.6 million.  A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $4.9 million and the postretirement benefit service and interest cost by $0.5 million.

In developing the long-term rate of return assumptions for pension and other postretirement plan assets, the Company considers the historical average long-term rate of earnings and the expected future long-term performance of individual asset categories.  The Company assumes an average annual long-term return of 8.5 percent based on an asset allocation of 70 percent in equity assets with an expected long-term return of 10 percent, and 30 percent in fixed income assets with an expected long-term return of 6.5 percent.

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

The fair values of pension plan assets as of December 31, 2010 and 2009 were as follows (in thousands of dollars):

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Common stock	$107,599	---	---	$107,599
Preferred stock	624	---	---	624
Corporate and other debt instruments	28,647	---	---	28,647
U.S. government securities	31,007	---	---	31,007
Mutual funds	23,744	---	---	23,744
Money market funds and cash	16,114	---	---	16,114

Total	$207,735	---	---	$207,735

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Common stock	$95,294	---	---	$95,294
Preferred stock	481			481
Corporate and other debt instruments	33,727	---	---	33,727
U.S. government securities	26,933	---	---	26,933
Mutual funds	20,421			20,421
Money market funds and cash	13,245	---	---	13,245

Total	$190,101	---	---	$190,101

The fair values of postretirement benefits plan assets as of December 31, 2010 and 2009 were as follows (in thousands of dollars):

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Common stock	$3,977	---	---	$3,977
Corporate and other debt instruments	2,627	---	---	2,627
U.S. government securities	7,046	---	---	7,046
Mutual funds	1,573	---	---	1,573
Money market funds and cash	2,164	---	---	2,164

Total	$17,387	---	---	$17,387

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Common stock	$1,984	---	---	$1,984
Corporate and other debt instruments	4,346	---	---	4,346
U.S. government securities	8,908	---	---	8,908
Mutual funds	228			228
Money market funds	1,531	---	---	1,531

Total	$16,997	---	---	$16,997

The above amounts do not include accrued income of $699,000 and $111,000 in 2010 and $760,000 and $123,000 in 2009 for pension plan and postretirement plan assets, respectively. For a description of the levels in the fair value hierarchy, see Note 13.

(5)	INVESTMENTS AND INVESTMENT INCOME

Cash and investments consisted of the following (in thousands of dollars):

	December 31,
	2010	2009

Cash and cash equivalents	$16,464	$9,757
Short-term investments	15,259	14,445
Marketable securities	99,258	95,305

Total	$130,981	$119,507

Cash equivalents consist of short-term investments with original maturities of three months or less at the time of purchase.  Short-term investments consist of other fixed income investments maturing in one year or less.  Marketable securities consist of fixed income securities maturing in more than one year and equity securities, predominantly mutual funds.

Investment income consisted of the following (in thousands of dollars):
	2010	2009	2008

Interest income	$3,140	$3,676	$4,591
Dividend income	338	267	302
Net gain (loss) on sales of securities	1,340	464	(314)

Total	$4,818	$4,407	$4,579

Proceeds from the sales and maturities of securities were $52,490,000, $55,399,000, and $67,765,000 in 2010, 2009, and 2008 respectively.  Gross realized gains and (losses) from these sales were $1,349,000 and $(9,000) in 2010, $665,000 and $(201,000) in 2009 and $517,000 and $(831,000) in 2008.  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Equity securities	$23,969	$1,870	$(225)	$25,614
Municipal bonds	87,231	1,840	(363)	88,708
Corporate debt	191	4	---	195

Total	$111,391	$3,714	$(588)	$114,517

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Equity securities	$18,122	$430	$(1,498)	$17,054
Municipal bonds	88,150	3,237	(102)	91,285
Corporate debt	1,376	35	---	1,411

Total	$107,648	$3,702	$(1,600)	$109,750

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position (in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
	Value	12 months	12 Months
December 31, 2010
Equity securities	$6,312	$(13)	$(212)
Municipal bonds	13,647	(290)	(73)

Total	$19,959	$(303)	$(285)

		Gross Unrealized Losses
	Fair	Less than	More than
	Value	12 months	12 Months
December 31, 2009
Equity securities	$14,582	$ ---	$(1,498)
Municipal bonds	4,270	(5)	(97)

Total	$18,852	$(5)	$(1,595)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  Accordingly, the Company wrote down to fair market value equity security investments that were determined to be other than temporarily impaired. The write-downs amounted to $50,000 for 2009 and $435,000 for 2008 and are included in investment income in the consolidated statements of income.  At December 31, 2010, 41 securities had an aggregated unrealized loss of 2.9 percent from their amortized cost.  At December 31, 2009, 17 securities had an aggregated unrealized loss of 7.8 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of December 31, 2010, were as follows (in thousands of dollars):
	Amortized	Fair
	Cost	Value

Within one year	$15,250	$15,455
One through five years	13,747	14,379
Five through ten years	11,213	11,682
Over ten years	47,212	47,387

Total	$87,422	$88,903

(6)	GOODWILL

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

Due to the filing under Chapter 11 by BNA Subsidiaries, LLC, the Company performed an interim test as of September 11, 2010.  The carrying value of a specialized business publishing segment reporting unit, the IOMA division of BNA Subsidiaries, LLC, was found to be less than its fair value.  As a result, a goodwill impairment expense of $6,634,000 was recorded for the third quarter of 2010.  Subsequently, the Company performed year-end goodwill impairment tests for each of the Company’s reporting units and determined that no further impairment had occurred at year-end 2010.

Due to the economic downturn, the Company performed an interim test as of September 12, 2009.  The carrying value of a publishing segment reporting unit, the Kennedy division of BNA Subsidiaries, LLC, was found to be less than its fair value.  As a result, a goodwill impairment expense of $17,805,000, representing the entire remaining balance of goodwill related to the acquisition of Kennedy in 2000, was recorded for the third quarter of 2009. Subsequently, the Company performed year-end goodwill impairment tests for each of the Company’s reporting units and determined that no further impairment had occurred at year-end 2009.

At year-end 2008, the Company performed year-end goodwill impairment tests for each of the Company’s reporting units and determined that no impairment had occurred.

Following is goodwill information for the reportable segments and the changes in the carrying amount of goodwill for the three years ended December 31, 2010.  In the third quarter of 2010, the Company split its publishing operations into two segments (see Note 14).  Prior year segment totals have been updated to reflect the new segment structure.

	LTR	SB		Printing	Software	Total

Balance, January 1, 2008	$6,195		$32,229	$917	$22,449	$61,790
Balance, Dec. 31, 2008	6,195		32,229	917	22,449	61,790
Impairment loss	---		(17,805)	---	---	(17,805)
Acquired during year	977		---	---	---	977
Balance, Dec. 31, 2009
Goodwill	7,172		32,229	917	22,449	62,767
Accum impairment loss	---		(17,805)	---	---	(17,805)
	7,172		14,424	917	22,449	44,962
Publications sold	---		(2,309)	---	---	(2,309)
Publications transferred	5,481		(5,481)	---	---	---
Acquired during year (Note 3)	1,079		---	---	---	1,079
Impairment loss	---		(6,634)	---	---	(6,634)

Balance, Dec. 31, 2010
Goodwill	13,732		24,439	917	22,449	61,537
Accum impairment loss	---		(24,439)	---	---	(24,439)
	$13,732	$	---	$917	$22,449	$37,098

(7)	INCOME TAXES

The provision for income taxes consisted of the following (in thousands of dollars):

	2010	2009	2008
Taxes currently payable:
Federal	$15,944	$19,422	$14,868
State and local	3,300	4,207	3,155

	19,244	23,629	18,023
Deferred tax provision:
Federal	1,760	(12,189)	(619)
State and local	1,030	(3,410)	1,340

	2,790	(15,599)	721

Total	$22,034	$8,030	$18,744

Reconciliation of the U.S. statutory rate to the Company’s consolidated effective income tax rate was as follows:

	Percent of Pretax Income

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal income tax benefit	5.7	2.0	5.8
Tax exempt interest exclusion	(2.1)	(4.8)	(2.7)
Dividends received exclusion	(0.1)	(0.2)	(0.1)
Goodwill impairment (nondeductible in 2010)	6.3	---	---
Others	(0.4)	(0.5)	(0.6)

Total	44.4%	31.5%	37.4%

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

	December 31,

	2010	2009
Deferred tax assets:
Postretirement benefits liability	$44,828	$84,466
Inventories	412	1,299
Annual leave	1,980	2,064
Accounts receivable allowances	564	537
Medical claims	728	900
Amortization of acquired intangible assets	1,758	4,642
Others	3,454	1,578

Total deferred tax assets	53,724	95,486

Deferred tax (liabilities):
Capitalized software	(2,006)	(1,497)
Deferred gain on real estate transactions	(34,337)	(35,080)
Depreciation	(340)	(531)
Unrealized gain on marketable securities	(1,126)	(737)
Others	(941)	(388)

Total deferred tax (liabilities)	(38,750)	(38,233)

Net deferred tax assets	$14,974	$57,253

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

The Company expects its unrecognized tax benefits to decrease by approximately $552,000 over the next 12 months for tax positions related to prior years and by expiration of the statute of limitations and audit settlements.  All federal income tax returns are closed for years prior to 2007.  State tax returns that remain subject to examination range from 2003 to present.  Various state and local income tax returns have been examined and closed by the respective taxing authorities.  The Company recognizes interest accrued on unrecognized tax benefits in interest expense and penalties as a general and administrative expense.
The following is a tabular reconciliation of the total beginning and ending amounts of unrecognized tax benefits (in thousands of dollars):

	2010	2009	2008
Unrecognized tax benefits, January 1	$2,234	$2,443	$2,993
Increases resulting from tax positions taken during year	294	300	482
Decreases related to settlements with taxing authorities	(99)	(509)	(1,032)

Unrecognized tax benefits, December 31	$2,429	$2,234	$2,443
Total unrecognized tax benefits that, if recognized, would reduce the effective tax rate	$1,579	$1,452	$1,588
Total interest and penalties recognized in the Consolidated Statements of Income	137	8	54
Total interest and penalties recognized in the Consolidated Balance Sheets	771	635	627

(8)	OTHER BALANCE SHEET INFORMATION

Certain year-end balances consisted of the following (in thousands of dollars):

	2010	2009
Receivables:
Customers	$36,111	$30,950
Others	2,391	3,210
Allowance for doubtful accounts	(1,676)	(1,556)

Total	$36,826	$32,604

Customer receivables represent current billings, the collectibility of which is regularly evaluated and adjusted for an allowance for doubtful accounts, as determined by historical experience. Customer receivables determined to be uncollectible are written off to the allowance account.  Bad debt expense was $470,000 in 2010, $661,000 in 2009, and $390,000 in 2008.

	2010	2009
Inventories:
Materials and supplies	$549	$1,511
Work in process	440	476
Finished goods	468	948

Total	$1,457	$2,935

Inventories are valued at the lower of cost (using the average cost or last-in first-out methods) or market, net of an allowance for excess inventory of $170,000 at year-end 2010 and $586,000 at year-end 2009. Inventory is lower at the end of 2010 due to the closing of the Company’s subscriber fulfillment facility in Rockville, Maryland. The Company has begun to employ more just-in-time inventory practices for materials and supplies and has replaced the majority of its legacy print-only service volumes with digital versions.

	2010	2009

Property and other assets
Intangible and other amortizable assets:
Gross carrying amount—
Software	$31,435	$26,319
Customer lists	6,150	6,182
Copyrights	9,145	9,145
Other amortizable assets	196	214

	46,926	41,860
Accumulated amortization—
Software	(22,290)	(21,247)
Customer lists	(5,337)	(5,017)
Copyrights	(9,145)	(8,374)
Other amortizable assets	(127)	(123)

	(36,899)	(34,761)

Net intangible and other amortizable assets	10,027	7,099
Other assets	2,523	4,295

Total	$12,550	$11,394

Amortization expenses for intangible assets are mainly included in general and administrative expenses.  Amortization expenses were $3,361,000 in 2010, $3,321,000 in 2009, and $3,271,000 in 2008.  Amortizable assets are expensed evenly over their estimated useful lives, ranging from five to seven years for software and customer lists, 10 years for copyrights, and three to 10 years for other amortizable assets.  As of December 31, 2010, future estimated amortization expenses were as follows: 2011 – $3,190,000; 2012 – $1,865,000; 2013 – $1,751,000; 2014 – $1,429,000; 2015 - $560,000.  During 2010, gross assets of $6,617,000 were added and $1,551,000 were written off.  In 2009, other assets included a $4.2 million investment in an affiliated company that was acquired in 2010.

	2010	2009
Property and equipment, at cost:
Land	$23,198	$23,642
Buildings and improvements	91,013	95,939
Furniture and equipment	47,714	46,734
Accumulated depreciation	(52,725)	(51,279)

Total	$109,200	$115,036

The Company uses the straight-line method of depreciation based on estimated useful lives ranging from five to 45 years for buildings and improvements and three to 10 years for furniture and equipment.  Depreciation expenses were $6,592,000 in 2010, $6,691,000 in 2009, and $6,664,000 in 2008. Expenditures for maintenance and repairs are expensed, while major replacements and improvements are capitalized.

	2010	2009
Payables and accrued liabilities:
Accounts payable and accrued liabilities	$16,653	$16,906
Employee compensation and benefits	18,791	17,909
Postretirement benefits, current portion	61	85
Income taxes	3,872	3,706

Total	$39,377	$38,606

(9)	TERM DEBT

Term debt at year end consisted of the following (in thousands of dollars):

	2010		2009

Notes payable, unsecured, 8.15%, due 2010	$	---	$7,500
Notes payable, unsecured, 6.99%, due 2010-2011		13,000	16,000
Total term debt		13,000	23,500
Current portion		13,000	10,500

Long-term debt	$	---	$13,000

Interest expense for the term debt was $1,510,000 in 2010, $2,308,000 in 2009, and $3,136,000 in 2008.  Other interest expense was $240,000 in 2010, $211,000 in 2009, and $141,000 in 2008.

Maturities of term debt are as follows: 2011, $13,000,000.  Notes payable are subject to certain financial covenants and other customary restrictions, including indebtedness and business combinations.  As of December 31, 2010, the Company is in compliance with all financial covenants.  Based on the borrowing rates available to the Company for loans with similar terms and average maturities, the fair value of total term debt was $13,384,000 in 2010 and $24,953,000 in 2009.

The Company also has a $10 million revolving credit note, $656,000 of which is being used for letters of credit.  The Company may borrow on an unsecured basis at LIBOR plus 1.5 percent.  The note is subject to certain financial covenants and expires May 31, 2011.

(10)	COMMITMENTS, CONTINGENCIES, AND RELATED-PARTY TRANSACTIONS

In July 2010, the Company signed a contractual agreement to sell its Rockville, Maryland, subscriber relations facility for $18-$19 million to a local developer.  The pretax gain on the sale is projected to be approximately $16 million after closing and related costs.  The transaction is expected to be completed no later than early 2012.  Most of the employees at the facility were relocated in November 2010 to leased office space in Bethesda, Maryland.  The Company signed a ten-year lease for that space in July 2010 for approximately $1 million per year.

The Company has non-cancelable operating leases for office space, equipment, and vehicles.  Total rent expense was $3,821,000 in 2010, $3,717,000 in 2009, and $3,774,000 in 2008.  As of December 31, 2010, future minimum lease payments under non-cancelable operating leases were as follows: 2011 – $2,920,000; 2012 – $1,956,000; 2013 – $1,771,000; 2014 – $1,546,000; 2015 – $1,615,000; thereafter – $6,958,000.

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

BNA Subsidiaries, LLC, the company formed when Kennedy Information and IOMA were merged in 2009, entered a Chapter 11 bankruptcy process in September 2010. The bankruptcy has gone as expected and BNA Subsidiaries, LLC, is on track to emerge from the process at the end of the first quarter of 2011. The Company expects to provide debtor-in-possession financing to BNA Subsidiaries, LLC throughout the reorganization process.

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $5,777,000, $5,752,000, and $6,320,000 in 2010, 2009, and 2008, respectively, and are recorded as an editorial expense.

As of December 31, 2010, approximately 8.6 percent of the Company’s employees were covered by a collective bargaining agreement that expires in March 2011.  Contract negotiations are ongoing and no interruption of our business is expected.

(11)	STOCKHOLDERS' EQUITY (DEFICIT)

Ownership and transferability of Class A, Class B, and Class C stock are substantially restricted to current and former employees by the Company’s articles of incorporation.  Ownership of Class A stock, which is voting, is restricted to active employees.  Class B stock and Class C stock are nonvoting.  No class of stock has preference over another upon declaration of dividends or liquidation.  As of December 31, 2010, authorized shares of Class A, Class B, and Class C were 30,000,000, 30,000,000, and 5,000,000 respectively and outstanding shares of Class A, Class B, and Class C were 10,087,521, 15,363,305, and 6,450, respectively.

There is no established public trading market for any of BNA's three classes of stock.  However, employees may purchase the Company’s Class A stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the “Plans”).  Semiannually, the Board of Directors declares dividends and establishes the price at which shares can be bought or sold.

The Company's stockholders, when selling stock, are required to first tender shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but is not required to do so.  Capital stock with a market value of $4.0 million as of December 31, 2010, is known or expected to be tendered in 2011.  The actual value of the shares tendered will likely be higher.

Treasury share transactions were as follows:

	Treasury Stock Shares
	Class A	Class B	Class C

Balance, January 1, 2008	18,105,859	7,807,781	2,519,240

Sales to employees	(714,011)	---	---
Repurchases	682,658	1,145,694	---
Conversions of Class A to Class B	547,389	(547,389)	---

Balance, December 31, 2008	18,621,895	8,406,086	2,519,240

Sales to employees	(617,280)	---	---
Repurchases	607,173	1,370,216	5,990
Conversions of Class A to Class B	658,253	(658,253)	---

Balance, December 31, 2009	19,270,041	9,118,049	2,525,230

Sales to employees	(588,736)	---	---
Repurchases	562,233	822,452	---
Conversions of Class A to Class B	668,941	(668,941)	---

Balance, December 31, 2010	19,912,479	9,271,560	2,525,230

Earnings per share have been computed based on the weighted average of all outstanding shares of stock, which was 25,854,149 in 2010, 26,841,332 in 2009, and 28,217,644 in 2008.

The differences between amortized cost and fair value of the Company’s investment securities result in unrealized gains or losses, which are reported, net of tax, as a component of Stockholders' Equity (Deficit).  Revenues and expenses of the Company's United Kingdom subsidiary are denominated in British pounds and translated into U.S. dollars at the weighted average exchange rate for the period.  Assets and liabilities are translated at year-end exchange rates.  Any resulting gain or loss is reported, net of taxes, as a component of Stockholders' Equity (Deficit).  The amount of the postretirement benefit plan’s obligations in excess of plan assets, that has not been recorded by postretirement benefit expense accounting, is reported, net of taxes, as a component of Stockholders’ Equity (Deficit).

(12)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) encompasses all changes in Stockholders’ Equity, except those arising from transactions with shareholders, and includes net income and other comprehensive income (loss).

Elements of comprehensive income (loss) are shown below (in thousands of dollars):

	2010	2009	2008

Net Income	$27,609	$17,495	$31,441
Other comprehensive income (loss):
Holding gains (losses) on securities arising during the year	2,370	8,259	(8,810)
Less net gain (loss) included in net income	1,340	464	(314)
Changes in unrealized gains (losses)	1,030	7,795	(8,496)
Less income taxes	396	2,728	(2,973)
Net unrealized gains (losses)	634	5,067	(5,523)

Currency translation (losses) gains	9	(39)	282
Less income taxes	3	(14)	99
Net currency translation (losses) gains	6	(25)	183

Postretirement benefit adjustment	98,545	22,646	(77,390)
Less income taxes	40,051	8,055	(30,154)
Net postretirement benefit adjustment	58,494	14,591	(47,236)

Total other comprehensive income (loss)	59,134	19,633	(52,576)
Comprehensive income (loss)	$86,743	$37,128	$(21,135)

(13)	FAIR VALUE MEASUREMENTS

In the first quarter of 2008, the Company adopted Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820, formerly FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements).  In February 2008, the FASB deferred the effective date of ASC 820 until January 1, 2009, for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The Company adopted ASC 820 as it pertains to such nonfinancial assets and liabilities in the first quarter of 2009.  There was no material effect on the financial statements upon adoption of this new accounting pronouncement.

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

Financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 12/31/10 Using Fair Value Hierarchy					Fair Value as of
	12/31/10	Level 1	Level 2		Level 3		12/31/10
Cash and cash equivalents	$16,464	$16,464	$	---	$	---	$16,464

Short-term investments	15,259	15,259		---		---	15,259
Marketable securities	99,258	99,258		---		---	99,258

Total	$130,981	$130,981	$	---	$	---	$130,981

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

Assets carried at fair value measured on a nonrecurring basis as of December 31, 2010 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of		Fair Value Measures at 12/31/10 Using Fair Value Hierarchy						Losses as of
	12/31/10		Level 1		Level 2		Level 3		12/31/10
Goodwill	$	---	$	---	$	---	$	---	$(6,634)

Total	$	---	$	---	$	---	$	---	$(6,634)

Assets carried at fair value measured on a nonrecurring basis as of December 31, 2009 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of		Fair Value Measures at 12/31/09 Using Fair Value Hierarchy						Losses as of
	12/31/09		Level 1		Level 2		Level 3		12/31/09
Goodwill	$	---	$	---	$	---	$	---	$(17,805)

Total	$	---	$	---	$	---	$	---	$(17,805)

In accordance with Accounting Standards Codification 350-20, Goodwill (ASC 350-20, formerly FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), goodwill with a carrying value of $6,634,000 in 2010 was written down to its implied fair value of $0, resulting in an impairment charge of $6,634,000, which was included in earnings for the period.  In 2009, goodwill with a carrying value of $17,805,000 was written down to its implied fair value of $0, resulting in an impairment charge of $17,805,000, which was included in earnings for the period.  See Note 6.

(14)	SEGMENTS

Operating segments are components of an enterprise whose separate financial information is reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  Operating segments may be aggregated for presentation purposes if they have similar economic characteristics, products, and customers.

The Company has eight operating segments that are aggregated into four reportable segments: Legal, Tax, & Regulatory Publishing (LTR), Specialized Business Publishing (SB), Printing, and Software.  LTR publishing operations consist primarily of the creation, production, and marketing of legal, tax, and regulatory advisory information in print and electronic formats.  Customers are primarily lawyers, accountants, human resource professionals, business executives, health care administrative professionals, trade associations, educational institutions, government agencies, and libraries.  LTR aggregates the operations of the Parent with Tax Management Inc. (excluding its BNA Software division) and BNA International.

The Specialized Business Publishing segment is the operations of BNA Subsidiaries, LLC, whose operations consist primarily of the creation, production, and marketing of market research, and pricing information for the consultant, medical laboratory, and agricultural industries. This segment was created in the third quarter of 2010 after it was determined that BNA Subsidiaries, LLC’s operations no longer shared similar economic characteristics with the Company’s other publishing operations.

The Printing segment is the operations of The McArdle Printing Co., Inc., which provides printing and related services to mid-Atlantic customers.  The Software segment aggregates the operations of BNA Software, which develops, produces, and markets tax and financial planning software, with STF Services Corporation, which develops, produces, and markets interactive, government-approved forms software.

Intersegment revenues approximate current market prices and are eliminated upon consolidation.  The Company did not derive 10 percent or more of its revenues from any one customer or government agency or from foreign sales, nor did it have 10 percent or more of its assets in foreign locations.

Operating segment information is presented below (in thousands of dollars).  Prior year segment totals have been updated to reflect the new segment structure.

Year Ended December 31, 2010	LTR	SB	Printing	Software	Total

Revenues from external	$261,473	$13,582	$24,731	$31,223	$331,009
Intersegment revenues	---	49	9,631	2,418	12,098
Operating profit (loss)	48,244	(12,038)	(715)	11,151	46,642
Equity loss of affiliated	(67)	---	---	---	(67)
Interest expense	1,750	2	13	---	1,765
Identifiable assets	336,831	9,600	17,616	32,248	396,295
Depreciation and amortization	7,924	1,026	991	12	9,953
Goodwill impairment	---	6,634	---	---	6,634
Capital expenditures	4,523	1	129	1	4,654

Year Ended December 31, 2009	LTR	SB	Printing	Software	Total

Revenues from external customers	$255,670	$23,103	$23,437	$29,043	$331,253
Intersegment revenues	---	49	10,773	2,470	13,292
Operating profit (loss)	35,605	(20,540)	839	7,870	23,774
Equity loss of affiliated company	(137)	---	---	---	(137)
Interest expense	2,519	4	68	---	2,591
Identifiable assets	361,393	24,800	18,967	38,059	443,219
Depreciation and amortization	7,482	1,407	1,077	46	10,012
Goodwill impairment	---	17,805	---	---	17,805
Investment in affiliated company	4,300	---	---	---	4,300
Capital expenditures	3,049	286	269	---	3,604

Year Ended December 31, 2008	LTR	SB	Printing	Software	Total

Revenues from external customers	$262,335	$28,202	$33,125	$28,549	$352,211
Intersegment revenues	---	---	10,536	2,507	13,043
Operating profit (loss)	39,130	(517)	1,805	8,465	48,883
Interest expense	3,274	52	79	---	3,405
Identifiable assets	370,032	40,022	20,698	28,517	459,269
Depreciation and amortization	7,396	1,402	1,101	36	9,935
Capital expenditures	2,385	759	164	12	3,320

The reconciliation of items differing from consolidated totals are shown below (in thousands of dollars):

	2010	2009	2008
Total interest expense for reportable segments	$1,765	$2,591	$3,405
Elimination of intersegment interest expense	(15)	(72)	(128)
Consolidated interest expense	$1,750	$2,519	$3,277

Total assets for reportable segments	$396,295	$443,219	$459,269
Elimination of intersegment assets	(48,600)	(55,789)	(46,583)
Consolidated assets	$347,695	$387,430	$412,686

(15)	SELECTED QUARTERLY DATA (UNAUDITED)

The Company’s financial reporting is based on thirteen four-week periods.  Quarterly results are typically much stronger in the fourth quarter because three periods are in each of the first three fiscal quarters and four periods are in the fourth fiscal quarter.  Earnings per share amounts for each quarter are required to be computed independently and may not total the amount computed for the full year.

The following summary of quarterly financial information includes all adjustments necessary for a fair presentation for each period presented (in thousands of dollars, except per share amounts):

	Quarter Ended 2010
	March 27	June 19	September 11	December 31

Revenues	$74,757	$73,896	$73,384	$108,972
Gross Profit	37,073	38,590	38,218	54,754
Net Income (Loss)	6,167	8,795	1,698	10,949

Earnings (Loss) Per Share	$.24	$.34	$.07	$.43

	Quarter Ended 2009
	March 28	June 20	September 12	December 31

Revenues	$75,856	$75,345	$72,904	$107,148
Gross Profit	34,889	34,562	33,049	50,883
Net Income	5,992	6,685	(5,921)	10,739

Earnings Per Share	$.22	$.25	$(.22)	$.41

As described in Note 6, the Company recorded a goodwill impairment expense of $6,634 in the third quarter of 2010, reducing net income by $6.6 million and earnings per share by $0.26. The Company also recorded a goodwill impairment expense of $17,805 in the third quarter of 2009, reducing net income by $10.7 million and earnings per share by $0.40. The goodwill written off in 2010 was created through a stock acquisition of a subsidiary and is not deductible for tax purposes.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BUREAU OF NATIONAL AFFAIRS, INC.
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts—		Deductions—		End of
Description	of Period	Expenses	Describe		Describe		Period

VALUATION ACCOUNTS DEDUCTED
FROM ASSETS TO WHICH THEY APPLY:

Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2010	$1,556	$470	$(129	)(a)	$(221	)(b)	$1,676
Year ended December 31, 2009	1,723	661	(154	)(a)	(674	)(b)	1,556
Year ended December 31, 2008	2,034	390	(158	)(a)	(543	)(b)	1,723

Allowance for Excess Inventory:
Year ended December 31, 2010	$586	$(416)					$170
Year ended December 31, 2009	724	(138)					586
Year ended December 31, 2008	680	44					724

Allowance for Deferred Tax Assets:
Year ended December 31, 2010	$ ---	$ ---					$ ---
Year ended December 31, 2009	---	---					---
Year ended December 31, 2008	601	(601)					---

Notes:

(a)	Charged to deferred subscription revenue; portion of allowance for doubtful accounts receivable not included in revenues

(b)	Net accounts written off.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

N/A

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of its disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the CEO and CFO have concluded that our disclosure control policies and procedures are effective to provide that the information required to be disclosed in reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during  the quarter ended December 31, 2010 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Except as set forth in this Form 10-K under Part I, Item X, "EXECUTIVE OFFICERS OF THE REGISTRANT," the information required by Items 10, 11, 12, 13, and 14, is contained in the Company's definitive Proxy Statement (the "Proxy Statement") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, to be filed with the SEC within 120 days of December 31, 2010.  Such information is incorporated herein by reference.

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

The following persons were executive officers of The Bureau of National Affairs, Inc., at December 31, 2010.  Executive officers are elected annually by the Board of Directors and serve until their successors are elected.

Name	Age	Present position and prior experience
Cynthia J. Bolbach	63	Executive Vice President and
		Corporate Secretary
		Corporate secretary since 1995
		and executive vice president since 2009.
		Joined BNA in 1972

Eunice F. Lin	50	Executive Vice President and
		General Counsel
		Executive vice president since 2009
		and general counsel since 1995. Joined
		BNA in 1994.

Carol A. Clark	54	Executive Vice President and
		Chief Information Officer
		Executive vice president and chief
		information officer since 2009.
		Previously served as technology director.
		since 1997. Joined BNA in 1983.

Robert P. Ambrosini	54	Executive Vice President and
		Chief Financial Officer
		Joined BNA in 2007 as Chief financial
		officer; executive vice president since
		2009. Served as Senior Vice President of
		Finance and Accounting for the National
		Geographic Channel 2004 - 2006.

Gilbert S. Lavine	59	Treasurer
		Treasurer since 1998. Joined BNA in 1985.

Name	Age	Present position and prior experience
Gregory C. McCaffery	50	President and Chief Operating Officer
		President since 2007 and chief operating
		officer since 2003. Joined BNA in 1986

James R. Schneble	56	Corporate Controller
		Controller since 1990. Joined BNA in 1985.

Paul N. Wojcik	62	Chairman and Chief Executive Officer
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

The information required under this Item 13 is contained in the Proxy Statement under the heading "II. Corporate Governance" and "V. Executive Compensation" and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this Item 14 is contained in the Proxy Statement under the heading "VI.   Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following documents are filed as part of this report.

(a)(1)	Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	24

	Consolidated Statements of Income for the years	25
	ended December 31, 2010, 2009, and 2008

	Consolidated Balance Sheets as of December 31, 2010 and 2009	26

	Consolidated Statements of Cash Flows for each of the
	years ended December 31, 2010, 2009, and 2008	28

	Consolidated Statements of Changes in Stockholders'
	Equity (Deficit) and Comprehensive Income (Loss) for each of the
	years ended December 31, 2010, 2009, and 2008	30

	Notes to Consolidated Financial Statements	31

(a)(2)	Financial Statement Schedule:
	II Valuation and Qualifying Accounts and Reserves
	for the years ended December 31, 2010, 2009, and 2008	54

(a)(3)	Exhibits

3.1	Certificate of Incorporation, as amended*

3.2	Bylaws, as amended.**

11	Statement re: Computation of Per Share Earnings is contained in the 2010
Consolidated Financial Statements in the Notes to Consolidated Financial Statements,
Note 11 "Stockholders' Equity (Deficit)."

21	Subsidiaries of Registrant.***

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

99.1	Proxy Statement for the Annual Meeting of security holders to be held on April 16, 2011.****

*	Incorporated by reference to the Company’s 2001 Form 10-K
Commission File Number 2-28286, filed on March 29, 2002.
The exhibit number indicated above corresponds to the
exhibit number in that filing.

**	Incorporated by reference to the 8K filed by the Company on
February 18, 2009. The exhibit number indicated above corresponds to the exhibit number in that filing.

***	Filed herewith.

****	Incorporated by reference to the Company’s Definitive Proxy Statement, to be filed with the SEC within 120 days of December 31, 2010.

Upon written or oral request to the Company’s General Counsel, a copy of any of the above exhibits will be furnished at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUREAU OF NATIONAL AFFAIRS, INC.

By: /s/Paul N. Wojcik	By: /s/Robert P. Ambrosini
Paul N. Wojcik	Robert P. Ambrosini,
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Date: March 24, 2011	Date: March 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By: /s/Paul N. Wojcik	March 24, 2011
Paul N. Wojcik	Date
Chairman of the Board of Directors
Director

By: /s/Paul A. Blakely	March 24, 2011	By: /s/George J. Korphage	March 24, 2011
Paul A. Blakely	Date	George J. Korphage	Date
Director		Director

By: /s/Cynthia J. Bolbach	March 24, 2011	By: /s/Gregory C. McCaffrey	March 24, 2011
Cynthia J. Bolbach	Date	Gregory C. McCaffrey	Date
Director		Director

By: /s/Eunice F. Lin	March 24, 2011	By: /s/Darren P. McKewen	March 24, 2011
Eunice F. Lin	Date	Daren P. McKewen	Date
Director		Director

By: /s/Neil R. Froemming	March 24, 2011	By: /s/Jonathan Newcomb	March 24, 2011
Neil R. Froemming	Date	Jonathan Newcomb	Date
Director		Director

By: ________________	March 24, 2011	By: _________________	March 24, 2011
Gerald S. Hobbs	Date	Ellen Taus	Date
Director		Director

By: /s/David M. Victor	March 24, 2011	By: /s/Daniel W. Toohey	March 24, 2011
David M. Victor	Date	Daniel W. Toohey	Date
Director		Director

	EXHIBIT INDEX

		Sequential Page
Number	Exhibit Description	Number

3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws, as amended	*

11	Statement re: Computation of Per Share Earnings is contained in the 2010
	Consolidated financial Statements in the Notes to Consolidated Financial
	Statements, Note 11 "Stockholders' Equity (Deficit)"	46

21221
21	Subsidiaries of Registrant	62

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	63

31.1	Certification of the Chief Executive Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	64

31.2	Certification of the Chief Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	65

32.1	Certification of the Chief Executive Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	66

32.2	Certification of the Chief Financial Officer pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350	67

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2011	**

*	Incorporated by reference to the Company’s 2001 Form 10-K
	Commission File Number 2-28286, filed on March 29, 2002.
	The exhibit number indicated above corresponds to the
	exhibit number in that filing.

**	The Definitive Proxy Statement is expected to be filed with
	the SEC within 120 days of December 31, 2010.