Form 10-Q
period 2011-03-26
BUREAU OF NATIONAL AFFAIRS INC
filed 2011-05-05
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☐     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of March 26, 2011 was 10,228,175 Class A common shares, 15,263,296 Class B common shares, and 6,450 Class C common shares.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED MARCH 26, 2011 and MARCH 27, 2010
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	March 26, 2011	March 27, 2010

OPERATING REVENUES	$73,159	$74,757

OPERATING EXPENSES:
Editorial, production, and distribution	34,340	37,684
Selling	9,667	10,872
General and administrative	16,597	17,247

TOTAL OPERATING EXPENSES	60,604	65,803

OPERATING PROFIT	12,555	8,954

INVESTMENT INCOME	744	815
INTEREST EXPENSE	(280)	(481)

INCOME BEFORE INCOME TAXES	13,019	9,288
PROVISION FOR INCOME TAXES	4,801	3,121

NET INCOME	8,218	6,167

OTHER COMPREHENSIVE INCOME	10	66,206

COMPREHENSIVE INCOME	$8,228	$72,373

EARNINGS PER SHARE	$.32	$.24

WEIGHTED AVERAGE SHARES OUTSTANDING	25,407,340	26,156,884

DIVIDENDS DECLARED PER SHARE	.23	.21

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 26, 2011 AND DECEMBER 31, 2010

(In thousands of dollars)

	(Unaudited)
	March 26	December 31,
ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$29,181	$16,464
Short-term investments	18,440	15,259
Receivables (net of allowance for doubtful accounts of
$1,019 at March 26, 2011 and $1,676 at Dec. 31, 2010)	26,268	36,826
Inventories	1,800	1,457
Prepaid expenses	4,299	4,609
Deferred income taxes	4,434	4,666

Total current assets	84,422	79,281

MARKETABLE SECURITIES	103,200	99,258

PROPERTY AND EQUIPMENT:
Land	23,198	23,198
Building and improvements	91,001	91,013
Furniture, fixtures and equipment	47,356	47,714

	161,555	161,925
Less-Accumulated depreciation	53,530	52,725

Net property and equipment	108,025	109,200

DEFERRED INCOME TAXES	10,687	10,308

GOODWILL	37,098	37,098

INTANGIBLE AND OTHER ASSETS	12,114	12,550

Total assets	$355,546	$347,695

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 26, 2011 and DECEMBER 31, 2010

(In thousands of dollars)

	(Unaudited)
	March 26,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2011	2010

CURRENT LIABILITIES:
Current portion of long-term debt	$13,000	$13,000
Payables and accrued liabilities	12,932	16,653
Employee compensation and benefits payable	16,523	18,852
Income taxes payable	5,981	3,872
Dividends payable	5,868	---
Deferred revenues	131,132	130,411

Total current liabilities	185,436	182,788

POSTRETIREMENT BENEFITS, less current portion	115,617	113,488

OTHER LIABILITIES	715	860

Total liabilities	301,768	297,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	54,589	52,635
Retained earnings	242,910	240,560
Treasury stock, at cost — 31,668,624 shares at
March 26, 2011 and 31,709,269 at Dec. 31, 2010	(296,728)	(295,634)
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities	2,766	2,000
Foreign currency translation adjustment	(131)	(123)
Postretirement benefits adjustment	(6,795)	(6,046)

Total stockholders' equity	53,778	50,559

Total liabilities and stockholders' equity	$355,546	$347,695

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 12 WEEKS ENDED MARCH 26, 2011 and MARCH 27, 2010
(Unaudited)
(In thousands of dollars)

	12 Weeks Ended
	March 26, 2011	March 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,218	$6,167
Adjustments to reconcile net income to net
cash provided by operating activities—
Depreciation and amortization	2,295	2,401
Deferred income taxes	(69)	(1,879)
Gain on sales of securities	(31)	(74)
Others	(556)	(290)
Changes in operating assets and liabilities—
Receivables	11,310	3,031
Deferred revenues	721	5,082
Payables and accrued liabilities	(3,580)	(1,362)
Postretirement benefits	874	2,433
Inventories	(343)	406
Other assets and liabilities—net	201	28

Net cash provided by operating activities	19,040	15,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	79	---
Purchase of property and equipment	(329)	(50)
Acquisition of business (net of $56 cash acquired in 2010)	---	(565)
Capitalized software	(454)	---
Investment securities sales and maturities	4,348	4,451
Investment securities purchases	(10,464)	(5,294)

Net cash used in investing activities	(6,820)	(1,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	3,171	3,269
Purchases of treasury stock	(2,674)	(5,478)

Net cash provided by (used in) financing activities	497	(2,209)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,717	12,276

CASH AND CASH EQUIVALENTS, beginning of period	16,464	9,757

CASH AND CASH EQUIVALENTS, end of period	$29,181	$22,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$247	$469
Income taxes paid	2,759	2,037

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
Notes to Condensed Consolidated Financial Statements
March 26, 2011
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

These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K.  Note disclosures which would substantially duplicate those contained in the 2010 Annual Report on Form 10-K have been omitted.  Certain prior year balances have been reclassified to conform to the current year presentation.

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

Deferred revenues at the end of the first quarter of 2011 consisted of $117.6 million of deferred subscription revenues and $13.5 million of deferred software revenues.  Deferred revenues at the end of 2010 consisted of $113.9 million of deferred subscription revenues and $16.5 million of deferred software revenues.

NOTE 3: Inventories

Inventories consisted of the following (in thousands of dollars):

	March 26, 2011	December 31, 2010
Materials and supplies	$565	$549
Work in process	403	440
Finished goods	832	468

Total	$1,800	$1,457

NOTE 4: Intangible and Other Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	March 26, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$31,888	$(23,005)	$31,435	$(22,290)
Customer Lists	6,174	(5,423)	6,150	(5,337)
Copyrights	9,145	(9,145)	9,145	(9,145)
Other	198	(131)	196	(127)

Total	$47,405	$(37,704)	$49,926	$(36,899)

Amortization expense for the above assets was $795,000 and $954,000, respectively, in the first quarter of 2011 and 2010.  During the first quarter of 2011, gross intangible and other amortizable assets of $479,000 were added and none were written down.  Other assets (non-amortizable) amounted to $2,413,000 and $2,523,000 at March 26, 2011 and December 31, 2010, respectively.

Goodwill is assigned to the reportable segments as follows: legal, tax, and regulatory publishing (LTR) $13,732,000; specialized business publishing (SB) $0; printing $917,000; and software $22,449,000.

NOTE 5: Employee Benefit Plans
The Company has noncontributory defined benefit pension plans and provides retiree health care and life insurance benefits (other postretirement benefits) for certain of its employees.  The net periodic benefit expense is based on estimated values provided by third party actuaries.

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended
	3/26/11	3/27/10
Defined Benefit Pension Benefits:
Service cost	$2,049	$2,069
Interest cost	3,040	3,171
Expected return on plan assets	(3,347)	(3,706)
Amortization of prior service cost
and net actuarial loss	710	777

Total	$2,452	$2,311

Other Postretirement Benefits:
Service cost	$688	$1,401
Interest cost	1,190	2,241
Expected return on plan assets	(366)	(319)
Amortization of prior service cost
and net actuarial loss	(1,966)	159

Total	$(454)	$3,482

Defined benefit pension plan contributions were $4 million in 2010 and are expected to be $2 million in 2011.  No contributions were made during the first quarter of 2011, while $2 million was contributed during the first quarter of 2010.  The defined benefit pension plan was amended to close participation to new employees hired after September 1, 2010.  This will reduce defined benefit pension expense and the related liability over time.
During the first quarter of 2010, the Company substantially changed the postretirement health benefits for Medicare-eligible retirees of the Parent, from providing self-insured health care benefits to providing a fixed annual stipend to be used to offset health insurance purchased by the retiree.  The change was substantial enough to require a remeasurement of the obligation, and resulted in a $109 million reduction in the postretirement benefit obligation, a $65 million increase to accumulated other comprehensive income and a $44 million decrease in deferred income taxes.  Other postretirement benefit expense was substantially lower for the remainder of 2010 and is expected to be for 2011 and future years as well

NOTE 6: Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
March 26, 2011
LTR	$58,050	$	---	$58,050	$9,474
SB	2,510		6	2,504	(348)
Printing	6,866		2,032	4,834	(237)
Software	8,324		553	7,771	3,666

Total	$75,750		$2,591	$73,159	$12,555

March 27, 2010
LTR	$59,040	$	---	$59,040	$7,363
SB	3,313		11	3,302	(1,176)
Printing	6,928		2,158	4,770	(221)
Software	8,205		560	7,645	2,988

Total	$77,486		$2,729	$74,757	$(8,954)

NOTE 7: Stockholders' Equity (Deficit)

There is no established public trading market for any of BNA's three classes of common stock.  However, employees may purchase the Company’s Class A common stock through its Stock Purchase and Transfer Plan and the BNA 401(k) Plan (the “Plans”).  Semi-annually, the Board of Directors establishes the price at which shares can be bought or sold and declares dividends.  Dividends of $.23 per share were declared in March of 2011 and dividends of $.21 per share were declared in March of 2010.

Treasury stock as of March 26, 2011 and December 31, 2010, respectively, consisted of: Class A, 19,771,825 and 19,912,479 shares; Class B, 9,371,569 and 9,271,560 shares; and Class C, 2,525,230 and 2,525,230 shares.  As of March 26, 2011, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $4.8 million as of March 26, 2011 is known or expected to be tendered during the next twelve months.  The actual amount likely will be higher.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $1,392,000 and $1,472,000 in the first quarter of 2011 and 2010, respectively.

NOTE 9: Fair Value Measurements

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

Financial assets carried at fair value measured on a recurring basis as of March 26, 2011 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 03/26/2011 Using Fair Value Hierarchy			Fair Value as of
	3/26/2011	Level 1	Level 2	Level 3	3/26/2011
Cash and cash equivalents	$29,181	$29,181	---	---	$29,181
Short-term investments	18,440	18,440	---	---	18,440
Marketable securities	103,200	103,200	---	---	103,200

Total	$150,821	$150,821	---	---	$150,821

Financial assets carried at fair value measured on a recurring basis as of December 31, 2010 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 12/31/10 Using Fair Value Hierarchy			Fair Value as of
	12/31/10	Level 1	Level 2	Level 3	12/31/10
Cash and cash equivalents	$16,464	$16,464	---	---	$16,464
Short-term investments	15,259	15,259	---	---	15,259
Marketable securities	99,258	99,258	---	---	99,258

Total	$130,981	$130,981	---	---	$130,981

The fair values of short-term investments and marketable securities are based on quoted market prices from various stock and bond exchanges.  The Company chose not to elect the fair value option as prescribed by ASC 820 (formerly FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115) for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as long-term debt, accounts payable, and customer receivables, are reported at their carrying values.  At the end of the first quarter, long-term debt with a carrying value of $13,000,000 had a fair value of $13,000,000.  The fair value of long-term debt is based on quotes for like instruments with similar credit ratings and terms.

NOTE 10: Investments

Proceeds from the sales and maturities of securities for the first quarter of 2011 were $4,348,000.  Gross realized gains from these sales were $31,000.  Proceeds from the sales and maturities of securities for the first quarter of 2010 were $4,451,000.  Gross realized gains from these sales were $74,000.  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 26, 2011	Cost	Gains	Losses	Value

Equity securities	$25,133	$2,988	$(206)	$27,915
Municipal bonds	92,005	1,805	(266)	93,544
Corporate debt	180	1	---	181

Total	$117,318	$4,794	$(472)	$121,640

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Equity securities	$23,969	$1,870	$(225)	$25,614
Municipal bonds	87,231	1,840	(363)	88,708
Corporate debt	191	4	---	195

Total	$111,391	$3,714	$(588)	$114,517

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position ( in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
March 26, 2011	Value	12 months	12 Months

Equity securities	$2,051	$(49)	$(157)
Municipal bonds	9,220	(189)	(77)

Total	$11,271	$(238)	$(234)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2010	Value	12 months	12 Months

Equity securities	$6,312	$(13)	$(212)
Municipal bonds	13,647	(290)	(73)

Total	$19,959	$(303)	$(285)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  At March 26, 2011, 41 securities had an aggregated unrealized loss of 4.0 percent from their amortized cost.  At December 31, 2010, 41 securities had an aggregated unrealized loss of 2.9 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.
.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of March 26, 2011 were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$13,487	$13,621
One through five years	12,459	13,016
Five through ten years	10,851	11,298
Over ten years	55,388	55,790
No fixed maturity date	---	---

Total	$92,185	$93,725

PART I

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the unaudited consolidated financial statements included in this Form 10-Q, as well as the Company’s 2010 Annual Report on Form 10-K, which provides a more thorough discussion of the Company’s business and operations. This interim report is intended to provide an update of the disclosures contained in the 2010 Annual Report on Form 10-K and, accordingly, disclosures which would substantially duplicate those contained therein have been omitted

Forward-Looking Statements

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

Overview

BNA operates in four business segments: legal, tax, and regulatory publishing; specialized business publishing; printing; and software.  The legal, tax, and regulatory publishing segment, which generated 79 percent of consolidated 2010 revenues, provides legal and regulatory information in tax, labor, economic, health care, environment and safety, and other markets to business, professional, and academic users. Sales are made principally through field sales representatives. The specialized business publishing segment provides general business advisory information to primarily business users.  The printing segment provides services to mid-Atlantic area customers, including the BNA publishing segments, other publishers, financial institutions, trade associations, educational institutions, professional societies, other nonprofit organizations, and governmental organizations.  The software segment provides tax and financial planning software to accountants, lawyers, tax and financial planners, government agencies, corporations, and others.  BNA’s ongoing success is dependent upon: the quality of its products and services; its highly trained and experienced employees; its key relationships with suppliers; and the customers’ need for ongoing information regarding changes and insights in legal, regulatory, tax, and business practices and trends.

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

In an effort to leverage BNA’s strong tax brands, the Company has expanded its presence in the tax training business.  In 2008, BNA International (BNAI) acquired European American Tax Institute (EATI), which provides professional training for international tax professionals.  This business was integrated into BNAI, where it complements the Company’s growing portfolio of services for the international tax market.  In mid-2009, BNA acquired the assets of the Council for International Tax Education, Inc. (CITE) and the Alliance for Tax, Legal, and Accounting Seminars (ATLAS), both based in White Plains, New York.  The firms, now combined and branded as BNA CITE, are leaders in the creation and delivery of international tax education for multinational companies, offering live instruction courses for legal and tax professionals and financial executives.  In early 2011, BNA launched the first of a planned library of e-learning products for tax professionals.

BNA pursues a web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services—Lexis and Westlaw—for many years. BNA also sells subscriptions to subject libraries of BNA content on these networks, and these have been very popular with major law firms and law schools.  In addition, BNA sells subscriptions to its tax products on Thomson Reuters’ Checkpoint platform and Wolters Kluwer’s IntelliConnect platform.  These networks and others, in addition to BNA's own online platform, DVD’s and print products, provide customers with a variety of product delivery options.

The economic downturn that began in the second half of 2008 had a disproportionately negative effect on several of BNA Subsidiaries, LLC’s IOMA and Kennedy brand product lines. Consequently, BNA Subsidiaries, LLC's management began conducting a comprehensive review of its business operations and strategic alternatives, and in 2009, BNA Subsidiaries, LLC adopted and began to implement a strategic restructuring plan.  As part of this plan, BNA Subsidiaries, LLC discontinued, transferred, or sold several products and product lines in an effort to create a more focused and profitable company that serves vertical industry markets with high quality information services. Further, BNA Subsidiaries, LLC made numerous facility and employment changes in New Hampshire and New Jersey, as a result of which, most of BNA Subsidiaries, LLC’s remaining operating functions were consolidated in New Hampshire during 2010. Notwithstanding the implementation of the strategic restructuring plan, BNA Subsidiaries, LLC continued to experience financial losses and voluntarily filed a plan of reorganization under Chapter 11 of the Bankruptcy Code, in the fourth quarter of 2010. On March 30, 2011, BNA Subsidiaries, LLC emerged from Chapter 11 as a wholly-owned subsidiary, and was renamed Kennedy Information, LLC on that date.

New and renewal sales of our core information services improved throughout 2010 and, as a result, BNA entered this year with much positive momentum.  In the first quarter of 2011, the value of all of BNA’s outstanding subscriptions continued to grow, presaging stronger subscription revenue as the year proceeds.  BNA’s already healthy cash position improved during the quarter, and early in April, the company paid off the last of its debt.  The strategy of aggressive investment in product, in infrastructure, and in people will continue throughout the year to ensure that BNA is well positioned to meet the needs of recovering markets.

Results of Operations
Twelve weeks 2011 compared to twelve weeks 2010

Segment Information (in thousands of dollars)

	12 Weeks Ended
	3/26/2011	3/27/2010
Revenues from external customers:
LTR	$58,050	$59,040
SB	2,504	3,302
Printing	4,834	4,770
Software	7,771	7,645

Total	$73,159	$74,757

Intersegment revenues:
SB	$6	$11
Printing	$2,032	$2,158
Software	$553	$560

Operating Profit (Loss):
LTR	$9,474	$7,363
SB	(348)	(1,176)
Printing	(237)	(221)
Software	3,666	2,988

Total	$12,555	$8,954

For the first quarter 2011 consolidated revenues decreased 2.1 percent.  Software and outside printing segment revenues were up, but LTR publishing and SB publishing revenues were down. However, consolidated operating expenses were down 7.9 percent, leading to a 40.2 percent increase in operating profit. Net income for the first quarter of 2011 was $8.2 million compared to $6.2 million in 2010, and earnings per share were $.32 for the first quarter of 2011 versus $.24 in 2010.

LTR publishing segment revenues were down $1.0 million, or 1.7 percent compared to the prior year.  BNA Parent and Tax Management subscription, training, and royalty revenues were down 1.9 percent, mainly due to the effect of one less calendar day in the first quarter of 2011 (subscription revenue is recognized on a daily basis). BNA Books and Llesiant revenues were up slightly and BNA International revenues were down slightly. Operating expenses were down 6.0 percent due to lower staffing expenses, especially postretirement benefit plan expenses (see Note 5). Operating profit increased to $9.5 million in 2011, from $7.4 million in 2010.

The SB segment includes the operations of BNA Subsidiaries, LLC, which emerged from Chapter 11 bankruptcy on March 30, 2011. BNA Subsidiaries, LLC, was renamed Kennedy Information, LLC on that date. Segment revenues were $2.5 million in the first quarter of 2011, down from $3.3 million in the first quarter of 2010, primarily because certain lines of business have been sold or discontinued.  Operating expenses were down 36 percent and the operating loss was $348,000 in the first quarter of 2011, compared to $1,176,000 for the same period of 2010. 2010 expenses included $769,000 of restructuring expenses.

Printing segment commercial sales were up 1.3 percent, while intersegment revenues were down 5.8 percent.  Operating expenses were up 1.6 percent, and the operating loss increased slightly, from $221,000 in 2010 to $237,000 in 2011.

Total revenues for the software segment increased 1.5 percent compared to 2010, and expenses were down 10.7 percent.  BNA Software revenues increased 3.7 percent in the first quarter of 2011.  Operating expenses were down 10.4 percent, and operating profit was $2.6 million in 2011 compared to $1.9 million in the same period of 2010.  STF revenues were down 5.8 percent, and operating expenses were down 11.8 percent, resulting in a slight decline in operating profit. The total software segment’s operating profit increased 22.7 percent to $3.7 million in the first quarter, 2011.

Investment income declined due to lower yields and lower gains on sales of securities.  Interest expense was lower due to lower term debt balances.  The company’s debt was paid off in early April.  Other comprehensive income reflected a higher unrealized holding gain in 2011, offset by the after-tax amortization of the postretirement benefit obligation.

Outlook

Lower subscription revenue in the first quarter of 2011 is primarily due to timing issues.  As the year continues, that revenue should improve, reflecting the positive trends in new and renewal sales experienced in 2010.  The dramatic increase in profits is also the result, at least partially, of timing.  Changes in postretirement benefits implemented in 2010, which lowered benefit expenses both last year and this year, did not take effect until late in the first quarter of 2010.  For the remainder of the year, benefit expense should be more comparable than it was in the first quarter.  For these reasons, in comparison to last year, revenue should improve as the year progresses, while profits from this point on are expected to be better, but closer to, 2010 results.

Financial Position

First quarter, 2011 revenues were lower, but consolidated customer cash receipts improved 3.7 percent mainly due to higher Book division collections (related to strong year-end 2010 sales when compared to the prior year). Operating expenditures were slightly lower than the same period of 2010, which had included a $2 million pension plan contribution, leading cash provided from operating activities to increase 19.4 percent to $19.0 million.  Cash used in investing activities was $6.9 million. Net capital expenditures were $0.8 million, and net cash used in securities investments totaled $6.1 million. Cash provided by financing activities netted to $0.5 million. Capital stock repurchases were $2.7 million, and receipts for sales of capital stock to employees totaled $3.2 million.

With nearly $151 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders.   Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO have found such controls to be effective as of March 26, 2011 to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 26, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended March 26, 2011, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2011-January 29, 2011	40,653	$16.50
January 30, 2011-February 26, 2011	88,824	$16.50
February 27, 2011-March 26, 2011	31,791	$16.92

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bureau of National Affairs, Inc.
Registrant

May 5, 2011	s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

May 5, 2011	s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer