Form 10-Q
period 2011-06-18
BUREAU OF NATIONAL AFFAIRS INC
filed 2011-07-29
CIK 15393

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2011	Commission file number 2-28286

The Bureau of National Affairs, Inc.

A Delaware Corporation	53-0040540 (I.R.S. Employer Identification No.)

1801 South Bell Street	(703) 341-3000
Arlington, Virginia 22202	(telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of June 18, 2011 was 9,926,294 Class A common shares, 15,352,981 Class B common shares, and 6,450 Class C common shares.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 24 WEEKS ENDED JUNE 18, 2011 and JUNE 19, 2010
(Unaudited)
(All dollars in thousands, except per share amounts)

	24 Weeks Ended
	June 18, 2011	June 19, 2010

OPERATING REVENUES	$147,679	$148,653

OPERATING EXPENSES:
Editorial, production, and distribution	69,437	72,990
Selling	19,459	20,389
General and administrative	32,919	32,414

TOTAL OPERATING EXPENSES	121,815	125,793

OPERATING PROFIT	25,864	22,860

INVESTMENT INCOME	1,433	1,604
INTEREST EXPENSE	(362)	(875)

INCOME BEFORE INCOME TAXES	26,935	23,589
PROVISION FOR INCOME TAXES	10,074	8,627

NET INCOME	16,861	14,962

OTHER COMPREHENSIVE (LOSS) INCOME	(447)	64,900

COMPREHENSIVE INCOME	$16,414	$79,862

EARNINGS PER SHARE	$.66	$.57

WEIGHTED AVERAGE SHARES OUTSTANDING	25,393,431	26,051,981

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 12 WEEKS ENDED JUNE 18, 2011 and JUNE 19, 2010
(Unaudited)
(All dollars in thousands, except per share amounts)

	12 Weeks Ended
	June 18, 2011	June 19, 2010

OPERATING REVENUES	$74,520	$73,896

OPERATING EXPENSES:
Editorial, production, and distribution	35,097	35,306
Selling	9,792	9,517
General and administrative	16,322	15,167

TOTAL OPERATING EXPENSES	61,211	59,990

OPERATING PROFIT	13,309	13,906

INVESTMENT INCOME	689	789
INTEREST EXPENSE	(82)	(394)

INCOME BEFORE INCOME TAXES	13,916	14,301
PROVISION FOR INCOME TAXES	5,273	5,506

NET INCOME	8,643	8,795

OTHER COMPREHENSIVE LOSS	(457)	(1,306)

COMPREHENSIVE INCOME	$8,186	$7,489

EARNINGS PER SHARE	$.34	$.34

WEIGHTED AVERAGE SHARES OUTSTANDING	25,379,523	25,947,079

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 18, 2011 AND DECEMBER 31, 2010

(In thousands of dollars)

	(Unaudited)
	June 18,	December 31,
ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$8,594	$16,464
Short-term investments	20,909	15,259
Receivables (net of allowance for doubtful accounts of
$934 at June 18, 2011 and $1,676 at Dec. 31, 2010)	26,306	36,826
Inventories	1,730	1,457
Prepaid expenses	3,707	4,609
Deferred income taxes	4,434	4,666

Total current assets	65,680	79,281

MARKETABLE SECURITIES	105,474	99,258

PROPERTY AND EQUIPMENT:
Land	23,198	23,198
Building and improvements	91,001	91,013
Furniture, fixtures and equipment	47,379	47,714

	161,578	161,925
Less-Accumulated depreciation	54,539	52,725

Net property and equipment	107,039	109,200

DEFERRED INCOME TAXES	10,876	10,308

GOODWILL	37,098	37,098

INTANGIBLE AND OTHER ASSETS	11,626	12,550

Total assets	$337,793	$347,695

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 18, 2011 and DECEMBER 31, 2010

(In thousands of dollars)

	(Unaudited)
	June 18,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2011	2010

CURRENT LIABILITIES:
Current portion of long-term debt	$ ---	$13,000
Payables and accrued liabilities	11,786	16,653
Employee compensation and benefits payable	18,603	18,852
Income taxes payable	1,547	3,872
Deferred revenues	128,092	130,411

Total current liabilities	160,028	182,788

POSTRETIREMENT BENEFITS, less current portion	118,678	113,488

OTHER LIABILITIES	836	860

Total liabilities	279,542	297,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock issued, $1.00 par value—
Class A - 30,000,000 shares	30,000	30,000
Class B - 24,634,865 shares	24,635	24,635
Class C - 2,531,680 shares	2,532	2,532
Additional paid-in capital	55,261	52,635
Retained earnings	251,553	240,560
Treasury stock, at cost — 31,880,820 shares at
June 18, 2011 and 31,709,269 at Dec. 31, 2010	(301,114)	(295,634)
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities	2,912	2,000
Foreign currency translation adjustment	(135)	(123)
Postretirement benefits adjustment	(7,393)	(6,046)

Total stockholders' equity	58,251	50,559

Total liabilities and stockholders' equity	$337,793	$347,695

See accompanying notes to condensed consolidated financial statements.

THE BUREAU OF NATIONAL AFFAIRS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24 WEEKS ENDED JUNE 18, 2011 and JUNE 19, 2010
(Unaudited)
(In thousands of dollars)

	24 Weeks Ended
	June 18, 2011	June 19, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,861	$14,962
Adjustments to reconcile net income to net
cash provided by operating activities—
Depreciation and amortization	4,606	4,518
Deferred income taxes	67	(1,589)
Gain on sales of securities	(31)	(91)
Others	(519)	301
Changes in operating assets and liabilities—
Receivables	11,357	5,957
Deferred revenues	(2,319)	6,489
Payables and accrued liabilities	(7,407)	(4,978)
Postretirement benefits	2,930	3,107
Inventories	(273)	638
Other assets and liabilities—net	949	(535)

Net cash provided by operating activities	26,221	28,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	80	---
Purchase of property and equipment	(846)	(361)
Acquisition of business (net of $56 cash acquired in 2010)	---	(565)
Capitalized software	(817)	(903)
Investment securities sales and maturities	19,438	18,562
Investment securities purchases	(30,910)	(20,355)

Net cash used in investing activities	(12,335)	(3,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts for capital stock sales to employees	4,714	4,700
Purchases of treasury stock	(7,602)	(13,001)
Payment of long-term debt	(13,000)	(3,000)
Dividends paid	(5,868)	(5,512)

Net cash used in financing activities	(21,756)	(16,813)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,870)	8,344

CASH AND CASH EQUIVALENTS, beginning of period	16,464	9,757

CASH AND CASH EQUIVALENTS, end of period	$8,954	$18,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$499	$903
Income taxes paid	12,328	10,676

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

Deferred revenues at the end of the second quarter of 2011 consisted of $113.3 million of deferred subscription revenues and $14.8 million of deferred software revenues.  Deferred revenues at the end of 2010 consisted of $113.9 million of deferred subscription revenues and $16.5 million of deferred software revenues.

NOTE 3: Inventories

Inventories consisted of the following (in thousands of dollars):

	June 18, 2011	December 31, 2010
Materials and supplies	$468	$549
Work in process	483	440
Finished goods	779	468

Total	$1,730	$1,457

NOTE 4: Intangible and Other Assets and Goodwill

Intangible and other amortizable assets were as follows (in thousands of dollars):

	June 18, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$32,202	$(23,736)	$31,435	$(22,290)
Customer Lists	6,184	(5,505)	6,150	(5,337)
Copyrights	9,145	(9,145)	9,145	(9,145)
Other	199	(133)	196	(127)

Total	$47,730	$(38,519)	$49,926	$(36,899)

Amortization expense for the above assets was $1,605,000 and $1,513,000, respectively, in the first two quarters of 2011 and 2010.  During the first two quarters of 2011, gross intangible and other amortizable assets of $817,000 were added and $50,000 were written down.  Other assets (non-amortizable) amounted to $2,415,000 and $2,523,000 at June 18, 2011 and December 31, 2010, respectively.

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

The components of net periodic benefit expense were as follows (in thousands of dollars):

	12 Weeks Ended		24 Weeks Ended
	06/18/11	06/19/10	06/18/11	06/19/10
Defined Benefit Pension Benefits:
Service cost	$2,167	$1,760	$4,216	$3,829
Interest cost	3,551	3,100	6,591	6,271
Expected return on plan assets	(4,131)	(3,604)	(7,478)	(7,310)
Amortization of prior service cost
and net actuarial loss	902	696	1,612	1,473

Total	$2,489	$1,952	$4,941	$4,263

Other Postretirement Benefits:
Service cost	$593	$584	$1,281	$1,985
Interest cost	989	1,041	2,179	3,282
Expected return on plan assets	(267)	(307)	(633)	(626)
Amortization of prior service cost
and net actuarial loss	(1,906)	(2,036)	(3,872)	(1,877)

Total	$(591)	$(718)	$(1,045)	$2,764

Defined benefit pension plan contributions were $4 million in 2010 and are expected to be $2 million in 2011.  No contributions were made during the first two quarters of 2011, while $2 million was contributed during the first two quarters of 2010.  The defined benefit pension plan was amended to close participation to new employees hired after September 1, 2010.  This will reduce defined benefit pension expense and the related liability over time.
During the first quarter of 2010, the Company substantially changed the postretirement health benefits for Medicare-eligible retirees of the Parent, from providing self-insured health care benefits to providing a fixed annual stipend to be used to offset health insurance purchased by the retiree.  The change was substantial enough to require a remeasurement of the obligation, and resulted in a $109 million reduction in the postretirement benefit obligation, a $65 million increase to accumulated other comprehensive income and a $44 million decrease in deferred income taxes.  Other postretirement benefit expense was substantially lower for the remainder of 2010 and is expected to be for 2011 and future years as well.

NOTE 6: Segment Information

In thousands of dollars:

12 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
June 18, 2011
LTR	$58,089	$	---	$58,089	$9,507
SB	3,403		5	3,398	818
Printing	7,948		2,311	5,637	(13)
Software	7,946		550	7,396	2,997

Total	$77,386		$2,866	$74,520	$13,309

June 19, 2010
LTR	$58,185	$	---	$58,185	$11,989
SB	3,306		8	3,298	(965)
Printing	7,479		2,334	5,145	(5)
Software	7,832		564	7,268	2,887

Total	$76,802		$2,906	$73,896	$13,906

24 Weeks Ended:	Total Operating Revenues	Intersegment Operating Revenues		External Operating Revenues	Operating Profit (Loss)
June 18, 2011
LTR	$116,139	$	---	$116,139	$18,981
SB	5,913		11	5,902	470
Printing	14,814		4,343	10,471	(250)
Software	16,270		1,103	15,167	6,663

Total	$153,136		$5,457	$147,679	$25,864

June 19, 2010
LTR	$117,225	$	---	$117,225	$19,352
SB	6,619		19	6,600	(2,141)
Printing	14,407		4,492	9,915	(226)
Software	16,037		1,124	14,913	5,875

Total	$154,288		$5,635	$148,653	$22,860

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

Treasury stock as of June 18, 2011 and December 31, 2010, respectively, consisted of: Class A, 20,073,706 and 19,912,479 shares; Class B, 9,281,884 and 9,271,560 shares; and Class C, 2,525,230 and 2,525,230 shares.  As of June 18, 2011, authorized shares of Class A, Class B, and Class C shares were 30,000,000, 30,000,000, and 5,000,000, respectively.

The Company’s stockholders, when selling stock, are required to first tender shares to the Company.  The Company has supported the continuance of employee ownership through its practice of repurchasing stock tendered by stockholders, but it is not required to do so.  Capital stock with a market value of $3.4 million as of June 18, 2011 is known or expected to be tendered during the next twelve months.  The actual amount likely will be higher.

NOTE 8: Commitments, Contingencies, and Related-Party Transactions

In July 2010, the Company signed a contractual agreement to sell its Rockville, Maryland subscriber relations facility for $19 million to a local developer.  The pretax gain on the sale is projected to be approximately $16.5 million after closing and related costs.  The transaction is expected to be completed no later than yearend 2013. Most of the employees at the facility were relocated in November 2010 to leased office space in Bethesda, Maryland.

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

A director of one of the Company's subsidiaries is a shareholder of a law firm that provides the subsidiary with editorial services.  Fees incurred for these services were $1,382,000 and $1,207,000 in the second quarter of 2011 and 2010, respectively, and $2,774,000 and $2,679,000 in the first two quarters of 2011 and 2010, respectively.

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

Financial assets carried at fair value measured on a recurring basis as of June 18, 2011 and the necessary disclosures are as follows (in thousands of dollars):

	Balance as of	Fair Value Measures at 6/18/11 Using Fair Value Hierarchy			Fair Value as of
	6/18/11	Level 1	Level 2	Level 3	6/18/11
Cash and cash equivalents	$8,594	$8,594	---	---	$8,594
Short-term investments	20,909	20,909	---	---	20,909
Marketable securities	105,474	105,474	---	---	105,474

Total	$134,977	$134,977	---	---	$134,977

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

NOTE 10: Investments

Proceeds from the sales and maturities of securities for the first two quarters of 2011 were $19,438,000 and gross realized gains from these sales were $31,000.  For the second quarter only, proceeds from the sales and maturities of securities were $15,090,000 with no reported gross realized gains or losses.  Proceeds from the sales and maturities of securities for the first two quarters of 2010 were $18,562,000 and gross realized gains from these sales were $91,000.  For the second quarter only, proceeds from the sales and maturities of securities were $14,111,000 and gross realized gains from these sales were $17,000.  The specific identification method is used in computing realized gains and losses.

The Company's investment securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 18, 2011	Cost	Gains	Losses	Value

Equity securities	$26,875	$2,147	$(201)	$28,821
Municipal bonds	94,796	2,682	(77)	97,401
Corporate debt	161	---	---	161

Total	$121,832	$4,829	$(278)	$126,383

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Equity securities	$23,969	$1,870	$(225)	$25,614
Municipal bonds	87,231	1,840	(363)	88,708
Corporate debt	191	4	---	195

Total	$111,391	$3,714	$(588)	$114,517

The following table summarizes investments with gross unrealized losses by the length of time those investments have been continuously in a loss position ( in thousands of dollars):

		Gross Unrealized Losses
	Fair	Less than	More than
June 18, 2011	Value	12 months	12 Months

Equity securities	$2,023	$(42)	$(159)
Municipal bonds	3,146	(14)	(63)

Total	$5,169	$(56)	$(222)

		Gross Unrealized Losses
	Fair	Less than	More than
December 31, 2010	Value	12 months	12 Months

Equity securities	$6,312	$(13)	$(212)
Municipal bonds	13,647	(290)	(73)

Total	$19,959	$(303)	$(285)

Each quarter, the Company reviews investment securities that have unrealized losses to determine if those losses are other than temporary.  Consideration is given to the credit quality and maturities of the fixed income securities, the financial condition and near-term prospects of the issuers of the equity securities, general market conditions, the length of time and extent to which fair values have been below amortized cost, and the Company’s ability and intent to hold the security to allow for anticipated recovery.  If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the security is established.  At June 18, 2011, 31 securities had an aggregated unrealized loss of 5.0 percent from their amortized cost.  At December 31, 2010, 41 securities had an aggregated unrealized loss of 2.9 percent from their amortized cost.  These securities were reviewed in accordance with the criteria noted above, and their declines in fair value were determined to be not other than temporary.

Fair values of the Company's fixed-income securities are inversely affected by changes in market interest rates.  Generally, the longer the maturity of fixed income securities, the larger the exposure to the risks and rewards resulting from changes in market interest rates.  Contractual maturities of the fixed income securities as of June 18, 2011 were as follows (in thousands of dollars):

	Amortized	Fair
	Cost	Value

Within one year	$12,003	$12,070
One through five years	14,952	15,638
Five through ten years	10,800	11,503
Over ten years	57,202	58,351

Total	$94,957	$97,562

NOTE 11: Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04).  It explains how to measure fair value and requires additional disclosures.  The amendments in the Update are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect ASU 2011-04 to have a material effect on its financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  It requires that other comprehensive income be presented either in a single statement of comprehensive income or in two separate but continuous statements of net income and other comprehensive income.  The current option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments in the Update are effective for interim and annual periods beginning after December 15, 2011.  The Company currently is evaluating which approach it will adopt.

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

Electronic products now make up more than 77 percent of the legal and regulatory subscription base. Their migration to a next generation web platform is now complete. Having all BNA products on one robust platform creates the opportunity to create new bundled products, sell into new markets, and enhance existing product offerings with tools and applications that will attract new customers and better retain existing ones. In addition, subsidiary company products are being moved to the next generation web platform, improving corporate wide efficiency and increasing our flexibility to combine and customize product offerings for new or more specialized markets.

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

Using all of BNA’s new capabilities, the Company has successfully launched a number of next generation web libraries for the legal market. These comprehensive Resource Centers focus on specific substantive practice areas and provide subject matter experts with a one-stop resource that includes all the primary and secondary information, news, analysis, and tools needed to serve their clients.

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

BNA pursues a web platform-neutral policy in its information content offerings, allowing customers to choose their format preference. BNA's products have been available for transactional access on the major legal online services—Lexis and Westlaw—for many years. BNA also sells subscriptions to subject libraries of BNA content on these networks, and these have been very popular with major law firms and law schools.  In addition, BNA sells subscriptions to its tax products on Thomson Reuters’ Checkpoint platform and Wolters Kluwer’s IntelliConnect platform and licenses certain of its tax content to Intuit for sale in its Lacerte and ProSeries software applications.  These networks and others, in addition to BNA's own online platform, DVD’s and print products, provide customers with a variety of product delivery options.

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

New and renewal sales of our core information services improved throughout 2010 and, as a result, BNA entered this year with much positive momentum.  In the first half of 2011, the value of all of BNA’s outstanding subscriptions continued to grow, presaging stronger subscription revenue as the year proceeds, and in addition, the Company paid off the last of its debt in early April.  The strategy of aggresive investment in product, in infrasturcture, and in people will continue throughout the year to ensure that BNA is well positioned to meet the needs of recovering markets.

Results of Operations

Segment Information (in thousands of dollars)

	12 Weeks Ended		24 Weeks Ended
	6/18/2011	6/19/2010	6/18/2011	6/19/2010
Revenues from external customers:
LTR	$58,089	$58,185	$116,139	$117,225
SB	3,398	3,298	5,902	6,600
Printing	5,637	5,145	10,471	9,915
Software	7,396	7,268	15,167	14,913

Total	$74,520	$73,896	$147,679	$148,653

Intersegment revenues:
SB	$5	$8	$11	$19
Printing	$2,311	$2,334	$4,343	$4,492
Software	$550	$564	$1,103	$1,124

Operating Profit:
LTR	$9,507	$11,989	$18,981	$19,352
SB	818	(965)	470	(2,141)
Printing	(13)	(5)	(250)	(226)
Software	2,997	2,887	6,663	5,875

Total	$13,309	$13,906	$25,864	$22,860

Twenty-four weeks 2011 compared to twenty-four weeks 2010

Through the first half of 2011, consolidated revenues were down 0.7 percent.  Printing segment revenues were up 2.8 percent and software segment revenues were up 1.5 percent, but LTR and SB publishing segment revenues were down. However, consolidated operating expenses were down 3.2 percent, leading to a 13.1 percent increase in operating profit. Net income for the first half of 2011 was $16.9 million compared to $15.0 million in 2010, and earnings per share were $.66 in 2011 versus $.57 in 2010.

LTR publishing segment revenues were down 0.9 percent, or $1.1 million compared to the prior year.  BNA Parent and Tax Management (TM) subscription, training, and royalty revenues were down $0.9 million, or 0.8 percent in the first half of 2011. Subscription revenue was up slightly, but third party online royalty revenues were down $1.4 million from 2010, which had included catch-up payments received in 2010, but earned in prior years. BNA Books revenues are behind last year; BNA International and Llesiant revenues were higher. Operating expenses were down 0.7 percent due to lower staffing expenses, and operating profit decreased 1.9 percent, to $19.0 million.

The SB segment includes the operations of BNA Subsidiaries, LLC, which emerged from Chapter 11 bankruptcy on March 30, 2011. BNA Subsidiaries, LLC, was renamed Kennedy Information, LLC on that date. Segment revenues were down $0.1 million or 10.6 percent, operating expenses were down 38 percent, and the operating profit was $470,000 in the first half of 2011, compared to a $2.1 million operating loss for the same period of 2010. 2010 expenses included $1.4 million of restructuring expenses.

Printing segment revenues were up 2.8 percent compared to 2010.  Commercial sales were up 5.6 percent due to business from new customers and additional work from existing customers, and intersegment revenues were down 3.3 percent.  Operating expenses were up 2.9 percent, reflecting higher variable costs. The operating loss was $250,000 in the first half of 2011, compared to an operating loss of $226,000 in 2010.

Total revenues for the software segment (which combines the operations of STF Services Corporation and BNA Software, a division of Tax Management, Inc.) increased 1.5 percent compared to 2010, while expenses were down 5.5 percent.  BNA Software revenues increased 5.1 percent in the first half of 2011, operating expenses were down 5.2 percent, and operating profit was $5.4 million in 2011 compared to $4.3 million in the same period of 2010.  STF revenues were down 13.3 percent and operating expenses were down 6.8 percent, leading to a 19.5 percent decrease in operating profit. The total software segment’s operating profit increased 13.4 percent to $6.7 million in 2011.

Investment income declined due to lower yields and lower gains on sales of securities.  Interest expense was lower due to lower term debt balances.  The company’s debt was paid off in early April.  Other comprehensive income reflected a higher unrealized holding gain in 2011 and the after-tax amortization of the postretirement benefit obligation.

Twelve weeks 2011 compared to twelve weeks 2010

For the second quarter only, consolidated revenues increased 0.8 percent from 2010. Printing segment revenues were up 6.3 percent and SB publishing revenues were up 3.0 percent. Software segment revenues were up 1.5 percent, reflecting higher BNA Software revenue. LTR publishing segment revenues were essentially even. BNA Parent and TM subscription, training, and royalty revenues were up 0.4 percent, Books division sales were down. Operating expenses were up 2.0 percent.  Operating profit was down 4.3 percent and net income was down 1.7 percent.  Earnings per share for the quarter were $.34 in 2011 and $.34 in 2010.

Outlook

Subscription revenue is still slightly behind in the first half of 2011, but it is improving and reflects the recent positive trends in new and renewal sales, especially in the Tax markets. Subscription revenue should continue to improve as the year continues. The changes in postretirement benefits implemented in 2010, which lowered benefit expenses both last year and this year, did not take effect until late in the first quarter of 2010. So as expected, benefit expenses are becoming more comparable to 2010 and profit comparisons will not be as strong as they were in the first quarter.

Financial Position

In the first half of 2011, customer cash receipts were down 6.0 percent and cash operating expenditures were up 0.2 percent, leading to $26.2 million in cash provided from operating activities, an 8.9 percent decrease compared to the same period of 2010. Cash used in investing activities was $12.3 million. Net capital expenditures were $1.5 million, and net cash used in securities investments totaled $10.8 million. Cash used in financing activities netted to $21.8 million. Capital stock repurchases were $4.7 million, and receipts for sales of capital stock to employees totaled $7.6 million. Debt principal repayments amounted to $13.0 million and the Company paid cash dividends of $5.9 million.

With $135 million in cash and investment portfolios, the financial position and liquidity of the Company remains very strong. The cash flows from operations, along with existing financial reserves and proceeds from the sales of capital stock, have been sufficient in past years to meet all operational needs, new product introductions, debt repayments, pension contributions, most capital expenditures, and, in addition, provide funds for dividend payments and the repurchase of stock tendered by shareholders.   Should more funding become necessary or desirable in the future, the Company believes that it has sufficient additional debt capacity based on its operating cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk since December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, the CEO and CFO have found such controls to be effective as of June 18, 2011 to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 18, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the twelve weeks ended June 18, 2011, the Company purchased shares of its common stock, as noted in the table below. The Company is not engaged in share repurchases related to a publicly announced plan or program.

Four-week Period	Total Number of Shares Purchased	Average Price Paid per Share

March 27, 2011-April 23, 2011	155,734	$17.50
April 24, 2011-May 21, 2011	76,459	$17.50
May 22, 2011-June 18, 2011	49,418	$17.50

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

No other information is presented herein.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.
32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bureau of National Affairs, Inc.
Registrant

July 29, 2011	s/Paul N. Wojcik
Date	Paul N. Wojcik
Chairman and Chief Executive Officer

July 29, 2011	s/Robert P. Ambrosini
Date	Robert P. Ambrosini
Vice President and Chief Financial Officer